Form 10-Q
period 1996-03-31
NETMANAGE INC
filed 1996-05-14
CIK 909793

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                        --------------------------------


                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     to
                                    ------------------     --------------------

                         Commission file number 0-22158

                                 NETMANAGE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     77-0252226
   (State or other jurisdiction of                      (I.R.S. employer
    incorporation or organization)                     identification no.)

                          10725 NORTH DE ANZA BOULEVARD
                           CUPERTINO, CALIFORNIA 95014
          (Address of principal executive offices, including zip code)

                                 (408) 973-7171
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of registrant's common stock outstanding as of March 31, 1996:
41,962,672
- - --------------------------------------------------------------------------------

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS



PART I.      FINANCIAL INFORMATION                                             PAGE

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets at March 31, 1996 and
             December 31, 1995                                                    3

             Condensed Consolidated Statements of Operations for the three
             months ended March 31, 1996 and March 31, 1995                       4

             Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 1996 and March 31, 1995                       5

             Notes to Condensed Consolidated Financial Statements                 6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                            7

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                    12

             Signatures                                                          13

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1995, filed on March 29, 1996.

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        MARCH 31,        DECEMBER 31,
ASSETS                                                                    1996              1995
                                                                       -----------       ------------
                                                                       (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                           $  35,464          $  32,593
   Short-term investments                                                 17,170             25,156
   Accounts receivable, net                                               19,766             20,397
   Prepaid expenses and other current assets                               6,851              6,990
                                                                       ---------          ---------
        Total current assets                                              79,251             85,136
                                                                       ---------          ---------

PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                                        12,152             10,656
   Furniture and fixtures                                                  5,016              5,034
   Leasehold improvements                                                  1,369              1,355
                                                                       ---------          ---------
                                                                          18,537             17,045
   Less - Accumulated depreciation                                        (6,037)            (4,900)
                                                                       ---------          ---------
        Net property and equipment                                        12,500             12,145
                                                                       ---------          ---------

LONG-TERM INVESTMENTS                                                     63,042             51,545
GOODWILL AND OTHER INTANGIBLES, net                                        1,060              1,439
OTHER ASSETS                                                               4,288              4,206
                                                                       ---------          ---------
                                                                       $ 160,141          $ 154,471
                                                                       =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $   3,828          $   4,749
   Accrued liabilities                                                     2,694              3,680
   Accrued payroll and payroll related expenses                            5,568              4,003
   Deferred revenue                                                        8,415             10,877
   Income taxes payable                                                    2,635                429
                                                                       ---------          ---------
        Total current liabilities                                         23,140             23,738
                                                                       ---------          ---------

LONG-TERM LIABILITIES                                                      2,123              1,336
                                                                       ---------          ---------

STOCKHOLDERS' EQUITY:
   Common stock                                                              418                417
   Additional paid-in capital                                             83,710             83,520
   Retained earnings                                                      50,870             45,850
   Cumulative translation adjustments                                       (120)              (390)
                                                                       ---------          ---------
        Total stockholders' equity                                       134,878            129,397
                                                                       ---------          ---------
                                                                       $ 160,141          $ 154,471
                                                                       =========          =========




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                     --------------------------
                                                                      MARCH 31,       MARCH 31,
                                                                        1996            1995
                                                                      ---------       ---------

NET REVENUES:
   License fees                                                      $ 29,369          $24,499
   Services                                                             3,653            2,437
                                                                     --------          -------
        Total net revenues                                             33,022           26,936

COST OF REVENUES                                                        3,271            2,723
                                                                     --------          -------

GROSS MARGIN                                                           29,751           24,213
                                                                     --------          -------

OPERATING EXPENSES:
   Research and development                                             7,174            4,874
   Sales and marketing                                                 12,818            9,647
   General and administrative                                           2,658            2,252
   Amortization of goodwill                                               309              330
                                                                     --------          -------
        Total operating expenses                                       22,959           17,103
                                                                     --------          -------

INCOME FROM OPERATIONS                                                  6,792            7,110

INTEREST INCOME                                                         1,038              989
EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE                             (225)            --
                                                                     --------          -------

INCOME BEFORE PROVISION FOR INCOME TAXES                                7,605            8,099
PROVISION FOR INCOME TAXES                                              2,585            2,754
                                                                     --------          -------
NET INCOME                                                           $  5,020          $ 5,345
                                                                     ========          =======

NET INCOME PER SHARE                                                 $   0.12          $  0.12
                                                                     ========          =======

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS                         43,141           42,803
                                                                     ========          =======





   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 THREE MONTHS ENDED
                                                                                             ---------------------------
                                                                                             MARCH 31,         MARCH 31,
                                                                                               1996              1995
                                                                                             ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $  5,020          $  5,345
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                           1,832               945
        Compensation costs related to stock option grants                                        --                  36
        Provision for doubtful accounts and returns                                               211             1,222
        Changes in assets and liabilities, net of business combinations:
           Accounts receivable                                                                    420              (141)
           Prepaid expenses and other assets                                                      239              (363)
           Accounts payable                                                                      (921)              116
           Accrued liabilities, payroll and payroll-related expenses                              579             2,116
           Deferred revenue                                                                    (1,675)            2,005
           Income taxes payable                                                                 2,206             2,917
                                                                                             --------          --------
                Net cash provided by operating activities                                       7,911            14,198
                                                                                             --------          --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                                        (11,903)          (16,324)
   Proceeds from maturity of short-term investments                                            19,894            13,872
   Purchases of long-term investments                                                         (15,816)           (3,754)
   Proceeds from maturity of long-term investments                                              4,005             2,229
   Purchases of property and equipment                                                         (1,499)           (2,567)
   Investment in unconsolidated affiliate                                                        (182)             --
                                                                                             --------          --------
                Net cash used in investing activities                                          (5,501)           (6,544)
                                                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                                    191               148
                                                                                             --------          --------
                Net cash provided by financing activities                                         191               148

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           270              --
                                                                                             --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       2,871             7,802

CASH AND CASH EQUIVALENTS, beginning of period                                                 32,593            43,551
                                                                                             --------          --------

CASH AND CASH EQUIVALENTS,  end of period                                                    $ 35,464          $ 51,353
                                                                                             ========          ========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   INTERIM FINANCIAL DATA

     The interim financial statements for the three months ended March 31, 1996 and 1995 for NetManage, Inc. (the "Company") have been prepared on the same basis as the year end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.   CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's 50 percent investment in an unconsolidated affiliate, NetVision, Ltd. ("NetVision"), is accounted for by the equity method.

3.   ACQUISITIONS

     In November 1995, the Company acquired all of the outstanding common and preferred stock of AGE Logic, Inc. ("AGE") in exchange for approximately 833,000 shares of the Company's common stock. The Company also assumed AGE's outstanding options and warrants, which were converted to options and warrants to purchase approximately 167,000 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1995 have been restated to include the results of AGE.

4.   NET INCOME PER SHARE

     Net income per share data has been computed using the weighted average number of shares of common stock and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method). Fully diluted net income per share is substantially the same as primary net income per share.

5.   COMMON STOCK

     In April 1995, the Company effected a two-for-one stock split (in the form of a dividend) of the Company's common stock. All share and per share amounts in the accompanying condensed consolidated financial statements have been adjusted retroactively to reflect the stock dividend.

6.   ACCOUNTING FOR STOCK-BASED COMPENSATION

     Effective January 1, 1996 the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The effect on the Company's financial position and results of operations, upon adoption, was not significant.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains, in addition to historical information, forward-looking statements regarding the composition of future revenues, possible future acquisitions and increases in research and development and other categories of spending. The Company's actual results could differ significantly from the results discussed in the forward-looking statements due to various risks and uncertainties. Factors that could cause or contribute to such differences include, among others, those discussed below as well as those discussed in the Company's Report on Form 10-K for the year ended December 31, 1995. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

NetManage(R), Inc. (the "Company") develops, markets and supports an integrated set of TCP/IP (Transmission Control Protocol/Internet Protocol) based Intranet applications, Internet connectivity software, servers and development tools for Microsoft Windows, Windows 95, Windows NT and Mac OS. The Company's software allows corporations to facilitate communication, sharing of information and collaboration between workgroups using Internet technology. The Company's products include Chameleon(TM), Internet Chameleon and ECCO(R). The Company also develops terminal and printer emulation software called Swift, which supports SNA and the migration from SNA to TCP/IP-based networks. Its products are sold worldwide by the Company's direct sales force and authorized channel partners. Since the Company's inception, revenues from the Chameleon family of products have represented substantially all of the Company's revenues, and the Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues for the foreseeable future.

In November 1995, the Company acquired all of the outstanding stock of AGE Logic, Inc. ("AGE"). The transaction was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements for the quarter ended March 31, 1995 have been restated to combine the results of AGE and the Company. The Company also acquired all of the outstanding stock of Syzygy Communications, Inc. ("Syzygy") in October 1995. This transaction was also accounted for as a pooling of interests, however, the operations of Syzygy were not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements have not been restated to reflect the acquisition retroactively. Accordingly, the operations of Syzygy from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

The Company regularly evaluates product and technology acquisition opportunities and anticipates that it may make additional acquisitions in the future. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention away from day-to-day matters and potential loss of key employees from acquired companies. No assurance can be given as to the ability of the Company to successfully integrate the operations and personnel acquired to date, and if applicable, in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

Although the Company has experienced significant growth in recent periods, such growth rates will not be sustainable and should not be relied upon as indicative of future operating results. The Company expects to experience significant fluctuations in future operating results that may be caused by many factors, including among others, demand for the Company's products; introduction or enhancements of products by the Company or its competitors; technological changes in computer networking; the size and timing of individual orders; market acceptance of new products; seasonality of revenues; customer order deferrals in anticipation of new products; mix of distribution channels through which the Company's products are sold; mix of international and domestic revenues; quality control of products; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to maintain profitability. Fluctuations in operating results may also result in volatility in the price of the Company's common stock.

The Company has recently experienced rapid growth in the number of employees and the geographic area of its customer base and operations. These increases have resulted in substantial demands on the Company's management resources. The Company's future operating results will be dependent in part on its ability to continue to implement and improve its operating and financial controls and to expand, train and manage its management and employee base. There can be no assurance that the Company will be able to manage such changes successfully.

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

- - ------------------------------------------------------------------------------------------------
(Dollars in millions)                              March 31,                       Change
Quarter ended                                 1996           1995               $            %
- - ------------------------------------------------------------------------------------------------

Net revenues:
         License fees                       $ 29.4           $ 24.5           $ 4.9         19.9%
         Services                              3.6              2.4             1.2         49.9%
                                            ------           ------           -----
            Total net revenues              $ 33.0           $ 26.9           $ 6.1         22.6%

  As a percentage of net revenues:
         License fees                         88.9%            91.0%
         Services                             11.1%             9.0%
                                             -----           ------
            Total net revenues               100.0%           100.0%

Gross margin                                $ 29.8           $ 24.2           $ 5.6         22.9%
  As a percentage of net revenues             90.1%            89.9%

Research and development                    $  7.2           $  4.9           $ 2.3         47.2%
  As a percentage of net revenues             21.7%            18.1%

Sales and marketing                         $ 12.8           $  9.6           $ 3.2         32.9%
  As a percentage of net revenues             38.8%            35.8%

General and administrative                  $  2.7           $  2.3           $ 0.4         18.0%
  As a percentage of net revenues              8.0%             8.4%

Amortization of goodwill                    $  0.3           $  0.3           $ 0.0         (6.4%)
  As a percentage of net revenues              0.9%             1.2%

Interest income                             $  1.0           $  1.0           $ 0.0          5.0%
  As a percentage of net revenues              3.1%             3.7%

Equity in losses of
    unconsolidated affiliate               ($  0.2)          $    -           $ 0.2        100.0%
  As a percentage of net revenues              0.7%               -

Provision for income taxes                  $  2.6           $  2.8          ($ 0.2)        (6.1%)
  Effective tax rate                          34.0%            34.0%
- - ------------------------------------------------------------------------------------------------

Net revenues
Substantially all of the Company's net revenues have been derived from software license fees and, to a lesser extent, service revenues which have been primarily attributable to maintenance agreements associated with such licenses.

The increase in license fees, in absolute dollars, was primarily attributable to increasing market acceptance of the Company's Chameleon family of products. As a percentage of total net revenues, license fee revenues slightly declined while service revenues increased, reflecting the Company's focus on marketing its customer support services domestically and internationally.

During 1995, the Company expanded its worldwide operations with new sales offices both internationally, in Europe and Japan, and domestically. As a result, international revenues in absolute dollars, including export sales, increased by approximately 20 percent between the first quarter of 1995 and the first quarter of 1996. A shift in international marketing efforts towards indirect channels, including increasing the number of international distributors and resellers, also contributed to the increase between quarters. Finally, the introduction of an increased number of localized versions of the Company's products also contributed to the increased acceptance of the Company's products in the international marketplace.

During that same period of time, the Company also focused its domestic marketing efforts on indirect sales channels. As part of its strategy to develop multiple distribution channels, the Company expects to increasingly utilize resellers, particularly value added resellers, system integrators and retailers, in addition to distributors and original equipment manufacturers. The Company expects that indirect sales will grow as a percentage of both domestic and total revenues and that any material increase in the Company's indirect sales as a percentage of revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract resellers and distributors who will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase-order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the Company's products, and the inability to recruit or retain important resellers or distributors could adversely affect the Company's results of operations.

The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. Accordingly, the Company expects that competitive pressures may require the Company to reduce its prices, which would require the Company to increase unit sales in order to maintain revenues at current levels. There can be no assurance that the Company will be successful in doing so.

Software license fees are generally recognized as revenue upon shipment if there are no, or insignificant, post-delivery obligations, and allowances for returns and doubtful accounts are provided based on historical rates of returns and write-offs, which have not been material to date. Certain of the Company's sales to distributors are under agreements providing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor.

The Company provides ongoing maintenance and support to its customers, generally under annual service agreements. Maintenance and support is comprised of software updates for existing products and telephone support. Service revenues are recognized on a pro-rata basis over the term of such agreements. The increase in service revenues primarily reflects increasing efforts to market such services, particularly in the domestic market. The Company expects that service revenues will continue to increase as a percentage of total net revenues. Periodically the Company has provided training and consulting services to selected customers. Such revenue is recognized as the related services are performed and has not been material to date. The Company does not expect that revenues generated from such services will become materially significant in the future.

Gross margin
Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with product packaging, documentation and software duplication. Cost of service revenues through March 31, 1996 has not been material and is not reported separately. Gross margin as a percentage of net revenues was relatively constant between the first quarters of 1996 and 1995. Gross margin in absolute dollars increased as a result of the increased revenue base.

Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of products sold, the mix of license fee revenue versus service revenues, and the mix of international versus domestic revenues. The Company typically realizes higher gross margins on direct sales than on sales through indirect channels and higher gross margins on license fee revenues than on service revenues.

Research and development
Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The increase, both in absolute dollars and as a percentage of net revenues, primarily reflects the hiring of additional product development engineers in the United States and Israel during 1995 and continuing into the first quarter of 1996. The Company believes that a significant investment in R&D is required to remain competitive in the software industry. The Company expects that R&D expenses as a percentage of net revenues will fluctuate depending on future revenue growth, acquisitions and licensing of technology, and expects that R&D expenses will increase in absolute dollars in the future.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established, which the Company defines as a working model and further defines as a beta version of the software. The period of time commencing when a product achieves beta status and ending when a product is offered for sale is typically very short. Accordingly, software development costs incurred to date that are eligible for capitalization have not been significant and, therefore, the Company has charged all software development costs to research and development expense.

Sales and marketing
Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses and customer service and support costs. The increase in S&M expenses during the first quarter of 1996 compared to the first quarter of 1995, both in absolute dollars and as a percentage of net revenues, reflects increased salaries and commissions due to increased staffing and to sales commissions on higher revenues, the growth of internal telesales and customer service and support functions, the opening of foreign sales offices in Europe and Japan, as well as domestic sales offices during 1995, and increased marketing activities, including trade show participation, advertising and promotions. The Company believes that S&M expenses will continue to increase in absolute dollars as the Company continues to expand its sales and support staff worldwide, including the opening of one or more additional international offices and the expansion of the Company's existing domestic and international sales offices, and continues to place increased focus on the marketing of its products through indirect sales channels. These activities may result in an increase in S&M expenses as a percentage of net revenues in the future.

General and administrative
General and administrative ("G&A") expenses increased in absolute dollars primarily as a result of increased staffing and associated expenses necessary to support the Company's growth. G&A expenses declined as a percentage of net revenues primarily due to the increased revenue base. The Company believes that G&A expenses will continue to increase in absolute dollars as the Company continues to expand its staffing to support the Company's growth, which may result in an increase in G&A expenses as a percentage of net revenues in the future.

Interest income
Interest income is relatively unchanged in absolute dollars and declined as a percentage of net revenues primarily as a result of the increased revenue base.

Equity in losses of unconsolidated affiliate
In July 1995, NetManage, Ltd., one of the Company's wholly-owned subsidiaries, agreed to an investment in one of its wholly-owned subsidiaries, NetVision, Ltd. ("NetVision") by Elron Electronics Industries, Ltd. ("Elron"). The Company retains an ownership in NetVision of 50 percent. Prior to the investment by Elron, the accounts of NetVision were included in the Company's consolidated financial statements. Subsequent to the investment, the Company did not have a majority voting interest in NetVision. Accordingly, NetVision's accounts are no longer consolidated and the Company's remaining investment in NetVision is accounted for by the equity method.

Provision for income taxes
The Company's effective tax rate was unchanged for the first quarter of 1996 compared to the same quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

- - -----------------------------------------------------------------------------
                                                           As of March 31,
(In millions)                                         1996               1995
- - -----------------------------------------------------------------------------

Cash and cash equivalents                           $ 35.5             $ 32.6
Short-term investments                                17.2               25.2
Long-term investments                                 63.0               51.5
Net cash provided by operating activities              7.9               14.2
Net cash used in investing activities                  5.5                6.5
Net cash provided by financing activities              0.2                0.1
- - -----------------------------------------------------------------------------

Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, and have aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit or an equipment lease facility.

The Company's cash and cash equivalents, short-term investments and long-term investments increased from $109.3 million at December 31, 1995 to $115.7 million at March 31, 1996. This increase was due primarily to cash generated from operating activities.

The Company's principal investing activities to date have been the purchase of short-term and long-term investments, purchases of property and equipment and cash payments for acquisitions. Net of proceeds from maturities, the Company invested $3.8 million in short-term and long-term investments during the first quarter of 1996. Expenditures for purchases of property and equipment were $1.5 million during the first quarter of 1996 and were primarily purchases of computer and office equipment to support the Company's growth. Although the Company does not have any specific commitments with regard to future capital expenditures, it is anticipated that such spending will continue to increase. The Company's principal commitment as of March 31, 1996 consists of leases on its facilities.

Net cash provided by financing activities during the first quarter of 1996 reflects proceeds from the issuance of common stock under the Company's stock option plan.

At March 31, 1996, the Company had working capital of $56.1 million. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

              Not applicable

         b. No reports on Form 8-K have been filed during the quarter for which this report relates.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       NETMANAGE, INC.
                                       (REGISTRANT)

DATE:    MAY 13, 1996                  BY:  /S/ Walter D. Amaral
         --------------------               --------------------
                                            WALTER D. AMARAL
                                            SENIOR VICE PRESIDENT FINANCE AND
                                            CHIEF FINANCIAL OFFICER