Form 10-Q
period 1996-07-25
NETMANAGE INC
filed 1996-08-13
CIK 909793

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                        --------------------------------


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ------------------

                         Commission file number 0-22158


                                 NETMANAGE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       77-0252226
 (State or other jurisdiction of                        (I.R.S. employer
  incorporation or organization)                       identification no.)

                          10725 NORTH DE ANZA BOULEVARD
                           CUPERTINO, CALIFORNIA 95014
          (Address of principal executive offices, including zip code)

                                 (408) 973-7171
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      -----  -----

Number of shares of registrant's common stock outstanding as of July 31, 1996:
42,745,830
- --------------------------------------------------------------------------------

                                 NETMANAGE, INC.

                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                             PAGE
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets at June 30, 1996 and
             December 31, 1995                                                   3

             Condensed Consolidated Statements of Operations for the three
             and six months ended June 30, 1996 and June 30, 1995                4

             Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 1996 and June 30, 1995                        5

             Notes to Condensed Consolidated Financial Statements                6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                           8

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                  14

Item 2.      Changes in Securities                                              14

Item 3.      Defaults upon Senior Securities                                    14

Item 4.      Submission of Matters to a Vote of Security Holders                14

Item 5.      Other Information                                                  14

Item 6.      Exhibits and Reports on Form 8-K                                   15

             Signatures                                                         16


It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1995, filed on March 29, 1996.

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              JUNE 30,      DECEMBER 31,
                                                                1996           1995
                                                            -----------     ------------
ASSETS                                                      (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                  $ 28,368       $ 32,593
   Short-term investments                                       15,782         25,156
   Accounts receivable, net                                     17,137         20,397
   Prepaid expenses and other current assets                     8,221          6,990
                                                              --------       --------
        Total current assets                                    69,508         85,136
                                                              --------       --------

PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                              13,304         10,656
   Furniture and fixtures                                        5,157          5,034
   Leasehold improvements                                        1,396          1,355
                                                              --------       --------
                                                                19,857         17,045
   Less - Accumulated depreciation                              (7,224)        (4,900)
                                                              --------       --------
        Net property and equipment                              12,633         12,145
                                                              --------       --------

LONG-TERM INVESTMENTS                                           70,813         51,545
GOODWILL, PURCHASED SOFTWARE AND OTHER INTANGIBLES, net          4,772          1,439
OTHER ASSETS                                                     4,733          4,206
                                                              --------       --------
                                                              $162,459       $154,471
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $  3,975       $  4,749
   Accrued liabilities                                           3,148          3,680
   Accrued payroll and payroll-related expenses                  5,602          4,003
   Deferred revenue                                              7,883         10,877
   Income taxes payable                                          1,100            429
                                                              --------       --------
        Total current liabilities                               21,708         23,738
                                                              --------       --------

LONG-TERM LIABILITIES                                            1,796          1,336
                                                              --------       --------

STOCKHOLDERS' EQUITY:
   Common stock                                                    422            417
   Additional paid-in capital                                   86,991         83,520
   Retained earnings                                            52,505         45,850
   Cumulative translation adjustments                             (963)          (390)
                                                              --------       --------
        Total stockholders' equity                             138,955        129,397
                                                              --------       --------
                                                              $162,459       $154,471
                                                              ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       ---------------------     ---------------------
                                                       JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                         1996         1995         1996         1995
                                                       --------     --------     --------     --------
NET REVENUES:
   License fees                                        $23,088      $28,987      $52,457      $53,486
   Services                                              3,687        3,047        7,340        5,484
                                                       -------      -------      -------      -------
        Total net revenues                              26,775       32,034       59,797       58,970


COST OF REVENUES                                         2,537        3,563        5,808        6,286
                                                       -------      -------      -------      -------

GROSS MARGIN                                            24,238       28,471       53,989       52,684
                                                       -------      -------      -------      -------

OPERATING EXPENSES:
   Research and development                              7,076        5,648       14,250       10,522
   Sales and marketing                                  13,214       12,121       26,032       21,768
   General and administrative                            3,001        2,290        5,659        4,542
   Amortization of goodwill                                307          339          616          669
                                                       -------      -------      -------      -------
        Total operating expenses                        23,598       20,398       46,557       37,501
                                                       -------      -------      -------      -------

INCOME FROM OPERATIONS                                     640        8,073        7,432       15,183

INTEREST INCOME                                          1,956        1,201        2,994        2,190
EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE              (118)           -         (343)           -
                                                       -------      -------      -------      -------

INCOME BEFORE PROVISION FOR INCOME TAXES                 2,478        9,274       10,083       17,373
PROVISION FOR INCOME TAXES                                 843        3,153        3,428        5,907
                                                       -------      -------      -------      -------
NET INCOME                                             $ 1,635      $ 6,121      $ 6,655      $11,466
                                                       =======      =======      =======      =======

NET INCOME PER SHARE                                   $  0.04      $  0.14      $  0.15      $  0.27
                                                       =======      =======      =======      =======

WEIGHTED AVERAGE COMMON SHARES AND
   EQUIVALENTS
                                                        43,521       42,702       43,340       42,753
                                                       =======      =======      =======      =======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                           -----------------------
                                                                                            JUNE 30,      JUNE 30,
                                                                                              1996          1995
                                                                                           ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $  6,655      $ 11,466
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                         4,470         2,820
        Compensation costs related to stock option grants                                         -            69
        Provision for doubtful accounts and returns                                             576         1,699
        Changes in assets and liabilities, net of business combinations:
           Accounts receivable                                                                2,684        (4,998)
           Prepaid expenses and other current assets                                             36        (3,078)
           Accounts payable                                                                    (774)        1,448
           Accrued liabilities, payroll and payroll-related expenses                            737         3,050
           Deferred revenue                                                                  (2,962)        3,016
           Income taxes payable                                                                 671          (893)
                                                                                           --------      --------
                Net cash provided by operating activities                                    12,093        14,599
                                                                                           --------      --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                                      (17,195)      (25,429)
   Proceeds from maturity of short-term investments                                          26,542        17,850
   Purchases of long-term investments                                                       (29,118)      (14,577)
   Proceeds from maturity of long-term investments                                            9,005         1,011
   Purchases of property and equipment                                                       (2,836)       (6,537)
   Acquisition of a business                                                                 (1,325)            -
   Purchases of software and other intangible assets                                         (4,193)            -
   Investment in unconsolidated affiliate                                                      (101)            -
                                                                                           --------      --------
                Net cash used in investing activities                                       (19,221)      (27,682)
                                                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                                3,476         1,491
                                                                                           --------      --------
                Net cash provided by financing activities                                     3,476         1,491


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        (573)          172
                                                                                           --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (4,225)      (11,420)

CASH AND CASH EQUIVALENTS, beginning of period                                               32,593        43,551
                                                                                           --------      --------

CASH AND CASH EQUIVALENTS,  end of period                                                  $ 28,368      $ 32,131
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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   INTERIM FINANCIAL DATA

     The interim condensed consolidated financial statements for the three and six month periods ended June 30, 1996 and 1995 for NetManage, Inc. (the "Company") have been prepared on the same basis as the year end consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.   CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's 50 percent investment in an unconsolidated affiliate, NetVision, Ltd. ("NetVision"), is accounted for by the equity method.

3.   ACQUISITIONS

     On July 3, 1996, the Company acquired all of the outstanding stock of Maximum Information, Inc. ("MaxInfo") in exchange for approximately 590,000 shares of the Company's common stock. The Company also assumed MaxInfo's outstanding options, which were converted into options to purchase approximately 129,000 shares of the Company's common stock. This transaction will be accounted for as a pooling of interests during the third quarter of 1996. The operations of MaxInfo are not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements will not be restated to reflect the acquisition retroactively.

     On June 6, 1996, the Company purchased certain assets related to the Z-mail business, an electronic mail and messaging system, from Network Computing Devices, Inc. The assets purchased include customer lists and records, customer contracts and service agreements, intellectual property rights and the Z-mail proprietary software. The purchase price included cash consideration and the assumption of certain Z-mail business-related liabilities. The assets purchased are included in Goodwill, Purchased Software and Other Intangibles in the accompanying Condensed Consolidated Balance Sheets and are being amortized on a straight-line basis over the estimated lives of the assets purchased of 2 years.

4.   CAPITALIZED SOFTWARE

     Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established, which the Company defines as the development of a working model and further defines as the development of a beta version of the software. Prior to 1996, software development costs that were eligible for capitalization had not been significant and the Company charged all software development costs to research and development expense. During the three and six month periods ended June 30, 1996, the Company capitalized approximately $3.0 million and $4.0 million, respectively, of purchased software. Amortization of purchased software is calculated on a straight-line basis over the estimated remaining economic life of the underlying products (from two to five years). Amortization expense is included in the accompanying Condensed Consolidated Statements of Operations in Cost of Revenues. During the three and six month periods ended June 30, 1996 amortization of purchased software amounted to approximately $0.3 million and $0.5 million, respectively.

5.   NET INCOME PER SHARE

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others, those discussed below as well as those discussed in the Company's Report on Form 10-K for the year ended December 31, 1995. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

NetManage(R), Inc. (the "Company") develops, markets and supports an integrated set of applications, servers and development tools for IntraNet collaboration, access, development and management on the Microsoft Windows, Windows 95, Windows NT and Mac OS platforms. The Company's products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners. Since the Company's inception, revenues from the Chameleon(TM) family of products have represented substantially all of the Company's revenues, and the Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues for the foreseeable future.

On July 3, 1996, the Company acquired all of the outstanding stock of Maximum Information, Inc. ("MaxInfo") in exchange for approximately 590,000 shares of the Company's common stock. The Company also assumed MaxInfo's outstanding options, which were converted into options to purchase approximately 129,000 shares of the Company's common stock. This transaction will be accounted for as a pooling of interests during the third quarter of 1996. The operations of MaxInfo are not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements will not be restated to reflect the acquisition retroactively.

On November 29, 1995, the Company acquired all of the outstanding stock of AGE Logic, Inc. ("AGE"). The transaction was accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements for the three and six month periods ended June 30, 1995 have been restated to combine the results of AGE and the Company. The Company also acquired all of the outstanding stock of Syzygy Communications, Inc. ("Syzygy") on October 16, 1995. This transaction was also accounted for as a pooling of interests, however, the operations of Syzygy were not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements have not been restated to reflect the acquisition retroactively. Accordingly, the operations of Syzygy from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

The Company regularly evaluates product and technology acquisition opportunities and anticipates that it may make additional acquisitions in the future. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attentions away from day-to-day matters and potential loss of key employees from acquired companies. No assurance can be given as to the ability of the Company to successfully integrate the operations and personnel acquired to date, and if applicable, in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

Although the Company experienced significant growth in previous periods, such growth should not be relied upon as indicative of future operating results. The Company has experienced and expects to experience in future periods significant fluctuations in operating results that may be caused by many factors, including among others: demand for the Company's products; introduction or enhancements of products by the Company or its competitors; technological changes in computer networking; the size and timing of individual orders; market acceptance of new products; seasonality of revenues; customer order deferrals in anticipation of new products; mix of distribution channels through which the Company's products are sold; mix of international and domestic revenues; quality control of products; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. To maintain or improve its position in this industry, the Company must continue to enhance its current products and develop, successfully introduce and market new products on a timely and cost-effective basis. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's results of operations. The failure to develop on a timely basis these or other enhancements incorporating new functionality could cause customers to delay purchase of the Company's current products and thereby adversely affect the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. Any material reduction in the price of the Company's products would require the Company to increase unit sales in order to maintain revenues at pre-existing levels. There can be no assurance that the Company will be successful in doing so.

Because the Company generally ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to maintain profitability. Fluctuations in operating results may also result in volatility in the price of the Company's common stock.

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

RESULTS OF OPERATIONS

JUNE 30, 1996 COMPARED TO JUNE 30, 1995

(Dollars in millions)                  Three Months Ended                 Six Months Ended
                                    1996      1995     Change         1996      1995     Change
- ------------------------------------------------------------------------------------------------
Net revenues:
    License fees                   $ 23.1    $ 29.0    (20.4%)       $ 52.5    $ 53.5     (1.9%)
    Services                          3.7       3.0     21.0%           7.3       5.5     33.8%
                                   ------    ------                  ------    ------
       Total net revenues          $ 26.8    $ 32.0    (16.4%)       $ 59.8    $ 59.0      1.4%

  Percentage of net revenues:
    License fees                     86.2%     90.5%                   87.7%     90.7%
    Services                         13.8%      9.5%                   12.3%      9.3%
                                   ------    ------                  ------    ------
       Total net revenues           100.0%    100.0%                  100.0%    100.0%

Gross margin                       $ 24.2    $ 28.5    (14.9%)       $ 54.0    $ 52.7      2.5%
  Percentage of net revenues         90.5%     88.9%                   90.3%     89.3%

Research and development           $  7.1    $  5.6     25.3%        $ 14.3    $ 10.5     35.4%
  Percentage of net revenues         26.4%     17.6%                   23.8%     17.8%

Sales and marketing                $ 13.2    $ 12.1      9.0%        $ 26.0    $ 21.8     19.6%
   Percentage of net revenues        49.4%     37.8%                   43.5%     36.9%

General and administrative         $  3.0    $  2.3     31.0%        $  5.7    $  4.5     24.6%
  Percentage of net revenues         11.2%      7.1%                    9.5%      7.7%

Interest income                    $  2.0    $  1.2     62.9%        $  3.0    $  2.2     36.7%
  Percentage of net revenues          7.3%      3.7%                    5.0%      3.7%

Equity in losses of
    unconsolidated affiliate       $ (0.1)   $    -    100.0%        $ (0.3)   $    -    100.0%
  Percentage of net revenues          0.4%        -                     0.6%        -

Provision for income taxes         $  0.8    $  3.2    (73.3%)       $  3.4    $  5.9    (42.0%)
  Effective tax rate                 34.0%     34.0%                   34.0%     34.0%

Net revenues

Substantially all of the Company's net revenues have been derived from software license fees and, to a lesser extent, service revenues, which have been primarily attributable to maintenance agreements associated with such licenses.

License fees decreased both in absolute dollars and as a percentage of net revenues during the three and six month periods ended June 30, 1996 as compared to the same periods of 1995. The decline in license fees was primarily attributable to increased competition; heightened pricing pressures; and the general confusion within the IntraNet market resulting from the rapidly changing technology and product introductions, the delayed release of Windows NT 4.0, and the slow adoption of Windows 95 in corporate accounts, all of which contributed to delayed buying decisions, particularly by corporate users. These factors may continue to affect the market for the foreseeable future. While the Company is adjusting its operations and particularly its sales and marketing efforts to address these issues, there can be no assurance that revenues will stabilize or increase in the future. As a percentage of net revenues, the decline in license fees also reflects a significant decline in the revenue base, particularly during the three month period ended June 30, 1996 as compared to the same three month period of the prior year. Service revenues increased, however, reflecting the Company's focus on marketing its customer support services domestically and internationally.

During 1995, the Company expanded its worldwide operations with new sales offices domestically, and internationally, in Europe and Japan. International revenues, as a percentage of total net revenues, increased from 23% to 30% for the three month period ended June 30, 1995 as compared to the three month period ended June 30, 1996. For the six month period ended June 30, 1995 as compared to the six month period ended June 30, 1996, international revenues increased from 29% to 34% of net revenues. A shift in international marketing efforts towards indirect channels, including increasing the number of international distributors and resellers, contributed to this increase. Additionally, the introduction of an increased number of localized versions of the Company's products also contributed to the increased acceptance of the Company's products in the international marketplace. There can be no assurance of increased use or acceptance of the Company's products in the international or domestic marketplace.

The Company has also focused its domestic marketing efforts on indirect sales channels. As part of its strategy to develop multiple distribution channels, the Company expects to increase its use of resellers, particularly value added resellers, system integrators and retailers, in addition to distributors and original equipment manufacturers. The Company expects that indirect sales will grow as a percentage of both domestic and total revenues and that any material increase in the Company's indirect sales as a percentage of revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract resellers and distributors who will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase-order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the Company's products, and the inability to recruit or retain effective resellers or distributors could adversely affect the Company's results of operations.

Software license fees are generally recognized as revenue upon shipment if there are no, or insignificant, post-delivery obligations. Allowances for returns and doubtful accounts are provided based on historical rates of returns and write-offs, which have not been material to date. Certain of the Company's sales to distributors are under agreements providing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor.

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

No customer accounted for more than 10% of net revenues during the second quarters of 1996 or 1995.

Gross margin

Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products, costs associated with product packaging, documentation and software duplication, and amortization of purchased software. Cost of service revenues through June 30, 1996 has not been material and is not reported separately. Gross margin as a percentage of net revenues was relatively constant between both the three month periods and six month periods ended June 30, 1996 and 1995, and in absolute dollars fluctuated in proportion to the changes in the revenue base.

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

Research and development

Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The increase during the three and six month periods ended June 30, 1996 as compared to the same periods of the prior year, both in absolute dollars and as a percentage of net revenues, primarily reflects the hiring of additional product development engineers in the United States and Israel. The decline in the second quarter 1996 revenue base also contributed to the increase in R&D as a percentage of net revenues during both the three and six month periods ended June 30, 1996 as compared to the same periods of the prior year.

The Company believes that a significant investment in R&D is required to remain competitive in the software industry. The Company expects that R&D expenses as a percentage of net revenues will fluctuate depending on future revenue growth, acquisitions and licensing of technology, and expects that R&D expenses will increase in absolute dollars in the future.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established, which the Company defines as the development of a working model and further defines as the development of a beta version of the software. Prior to 1996, software development costs that were eligible for capitalization had not been significant and the Company charged all software development costs to research and development expense. During the three and six month periods ended June 30, 1996, the Company capitalized approximately $3.0 million and $4.0 million, respectively, of purchased software. Amortization of purchased software is calculated on a straight-line basis over the estimated remaining economic life of the underlying products (from two to five years). Amortization expense is included in the accompanying Condensed Consolidated Statements of Operations in Cost of Revenues. During the three and six month periods ended June 30, 1996 amortization of purchased software amounted to approximately $0.3 million and $0.5 million, respectively.

Sales and marketing

Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. The increase in S&M expenses during the three and six month periods ended June 30, 1996 as compared to the same periods of 1995, both in absolute dollars and as a percentage of net revenues, reflects increased salaries and commissions due to increased staffing, the growth of internal telesales and customer service and support functions, increased marketing activities, including trade show participation, advertising and promotions, and the opening of foreign sales offices in Europe and Japan, as well as domestic sales offices during mid-1995.

The Company believes that S&M expenses will continue to increase in absolute dollars as the Company continues to expand its sales and support staff worldwide, including the opening of one or more additional international offices and the expansion of the Company's existing domestic and international sales offices, and continues to place increased focus on the marketing of its products through indirect sales channels. These activities may also result in an increase in S&M expenses as a percentage of net revenues in the future.

General and administrative

General and administrative ("G&A") expenses increased in absolute dollars and as a percentage of net revenues during the three and six month periods ended June 30, 1996 as compared to the same periods of 1995 primarily as a result of increased staffing and associated expenses necessary to support the Company's growth. The increase as a percentage of net revenues was also attributable to the decreased revenue base during the second quarter of 1996 as compared to the same quarter of 1995.

The Company believes that G&A expenses will continue to increase in absolute dollars as the Company continues to expand its staffing to support the Company's growth which may result in an increase in G&A expenses as a percentage of net revenues in the future.

Interest income

Interest income increased in absolute dollars and as a percentage of net revenues primarily as a result of an increase in the aggregate amount of cash and cash equivalents, short term investments and long term investments from $98.3 million at June 30, 1995 to $115.0 million at June 30, 1996.

Equity in losses of unconsolidated affiliate

In July 1995, NetManage, Ltd., one of the Company's wholly-owned subsidiaries, agreed to an investment in one of its wholly-owned subsidiaries, NetVision, Ltd. ("NetVision") by Elron Electronics, Ltd. ("Elron"). The Company retains an ownership in NetVision of 50%. Prior to the investment by Elron, the accounts of NetVision were included in the Company's consolidated financial statements. Subsequent to the investment, the Company did not have a majority voting interest in NetVision. Accordingly, NetVision's accounts are no longer consolidated and the Company's remaining investment in NetVision is accounted for by the equity method.

Provision for income taxes

The Company's effective tax rate is unchanged for both the three and six month periods ended June 30, 1996 as compared to the same periods of 1995.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)                                             Six Months Ended
                                                      June 30,         June 30,
                                                        1996             1995
- -------------------------------------------------------------------------------
Cash and cash equivalents                              $28.4            $32.1
Short-term investments                                  15.8             26.9
Long-term investments                                   70.8             39.3
Net cash provided by operating activities               12.1             14.6
Net cash used in investing activities                   19.2             27.7
Net cash provided by financing activities                3.5              1.5

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

The Company's cash and cash equivalents, short-term investments and long-term investments increased from $109.3 million at December 31, 1995 to $115.0 million at June 30, 1996. This increase was due primarily to cash generated from operating activities.

The Company's principal investing activities to date have been the purchase of short-term and long-term investments and purchases of property and equipment. Net of proceeds from maturities, the Company invested $10.8 million in short-term and long-term investments during the six month period ended June 30, 1996. Expenditures for purchases of property and equipment were $2.8 million during the same period of 1996 and were primarily purchases of computer and office equipment to support the Company's growth. Although the Company does not have any specific commitments with regard to future capital expenditures, it is anticipated that such spending will continue to increase. The Company's principal commitment as of June 30, 1996 consists of leases on its facilities.

Net cash provided by financing activities during the first six months of 1996 reflects proceeds from the issuance of common stock under the Company's stock option plan.

At June 30, 1996, the Company had working capital of $47.8 million. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1996 annual meeting was held at the offices of the Company at 10725 North De Anza Boulevard, Cupertino, California on May 29, 1996 at 9:00 a.m. local time, for the following purposes:

         1. To elect two directors to hold office until the 1999 Annual Meeting of Stockholders.

         2. To approve the Company's 1992 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,000,000 shares.

         3. To ratify the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 1996.

         Shareholders of record at the close of business on March 29, 1996 were entitled to vote at the meeting.

         a. On the vote for the election of directors, the following persons received the number of votes set forth opposite their respective names:

                                                For               Against
                                                ---               -------
                        Uzia Galil           37,633,935           484,369
                        Darrell Miller       37,659,947           458,357

         b. On the motion with respect to increasing the aggregate number of shares of Common Stock authorized for issuance under the Company's 1992 Stock Option Plan, as amended:

                            For                 Against           Abstain
                            ---                 -------           -------
                        31,570,565             6,217,010          330,729

         c. On the motion with the respect to the selection of Arthur Andersen LLP as independent auditors of the Company:

                            For                 Against           Abstain
                            ---                 -------           -------
                        37,872,688               95,843           149,773



ITEM 5.  OTHER INFORMATION

         Not applicable

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

                                       NETMANAGE, INC.
                                       (REGISTRANT)

DATE:   AUGUST 13, 1996                BY: /S/ WALTER D. AMARAL
        -------------------------          ----------------------------------
                                           WALTER D. AMARAL
                                           SENIOR VICE PRESIDENT, FINANCE AND
                                           CHIEF FINANCIAL OFFICER