Form 10-Q
period 1996-09-30
NETMANAGE INC
filed 1996-11-13
CIK 909793

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                        --------------------------------



                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

Number of shares of registrant's common stock outstanding as of October 31, 1996: 43,019,222

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 1996 and
         December 31, 1995                                                    3

         Condensed Consolidated Statements of Operations for the three
         and nine months ended September 30, 1996 and September 30, 1995      4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1996 and September 30, 1995               5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities                                               15

Item 3.  Defaults upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

         Signatures                                                          16




It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1995, filed on March 29, 1996.

                                       NETMANAGE, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS)




                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                1996             1995
                                                              ---------        ---------
ASSETS                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                  $  30,414        $  32,593
   Short-term investments                                        16,061           25,156
   Accounts receivable, net                                      16,104           20,397
   Prepaid expenses and other current assets                      9,232            6,990
                                                              ---------        ---------
        Total current assets                                     71,811           85,136
                                                              ---------        ---------

PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                               14,562           10,656
   Furniture and fixtures                                         5,371            5,034
   Leasehold improvements                                         1,454            1,355
                                                              ---------        ---------
                                                                 21,387           17,045
   Less - Accumulated depreciation                               (8,543)          (4,900)
                                                              ---------        ---------
        Net property and equipment                               12,844           12,145
                                                              ---------        ---------

LONG-TERM INVESTMENTS                                            67,077           51,545
GOODWILL, PURCHASED SOFTWARE AND OTHER INTANGIBLES, net           3,645            1,439
OTHER ASSETS                                                      5,420            4,206
                                                              ---------        ---------
                                                              $ 160,797        $ 154,471
                                                              =========        =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $   2,838        $   4,749
   Accrued liabilities                                            2,947            3,680
   Accrued payroll and payroll-related expenses                   4,656            4,003
   Deferred revenue                                               7,866           10,877
   Income taxes payable                                           1,043              429
                                                              ---------        ---------
        Total current liabilities                                19,350           23,738
                                                              ---------        ---------

LONG-TERM LIABILITIES                                             1,911            1,336
                                                              ---------        ---------

STOCKHOLDERS' EQUITY:
   Common stock                                                     427              417
   Additional paid-in capital                                    87,569           83,520
   Retained earnings                                             52,353           45,850
   Cumulative translation adjustments                              (813)            (390)
                                                              ---------        ---------
        Total stockholders' equity                              139,536          129,397
                                                              ---------        ---------
                                                              $ 160,797        $ 154,471
                                                              =========        =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  ----------------------------   ------------------------------
                                                  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                     1996            1995            1996            1995
                                                  -------------  -------------   -------------    -------------
NET REVENUES:
   License fees                                    $ 21,316        $ 31,104        $ 73,773        $ 84,590
   Services                                           4,110           4,146          11,450           9,630
                                                   --------        --------        --------        --------
        Total net revenues                           25,426          35,250          85,223          94,220

COST OF REVENUES                                      2,383           3,489           8,191           9,775
                                                   --------        --------        --------        --------

GROSS MARGIN                                         23,043          31,761          77,032          84,445
                                                   --------        --------        --------        --------

OPERATING EXPENSES:
   Research and development                           6,734           6,044          20,984          16,566
   Sales and marketing                               13,390          12,451          39,422          34,219
   General and administrative                         2,586           2,625           8,245           7,167
   Amortization of goodwill                             577             330           1,193             999
   Acquisition costs                                    199              83             199              83
                                                   --------        --------        --------        --------
        Total operating expenses                     23,486          21,533          70,043          59,034
                                                   --------        --------        --------        --------

INCOME (LOSS) FROM OPERATIONS                          (443)         10,228           6,989          25,411

INTEREST INCOME AND OTHER, NET                        1,034           1,277           4,028           3,467
EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE           (225)            (48)           (568)            (48)
                                                   --------        --------        --------        --------

INCOME BEFORE PROVISION FOR INCOME TAXES                366          11,457          10,449          28,830
PROVISION FOR INCOME TAXES                              125           3,896           3,553           9,803
                                                   --------        --------        --------        --------
NET INCOME                                         $    241        $  7,561        $  6,896        $ 19,027
                                                   ========        ========        ========        ========

NET INCOME PER SHARE                               $   0.01        $   0.18        $   0.16        $   0.44
                                                   ========        ========        ========        ========

WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS                                     43,049          43,042          43,244          42,849
                                                   ========        ========        ========        ========










  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                   -----------------------------------
                                                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                                                         1996                1995
                                                                                   ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $         6,896     $        19,027
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                        7,319               4,049
        Compensation costs related to stock option grants                                       --                 104
        Provision for doubtful accounts and returns                                            205               2,197
        Changes in assets and liabilities, net of business combinations:
           Accounts receivable                                                               4,103             (11,216)
           Prepaid expenses and other current assets                                          (601)             (1,810)
           Accounts payable                                                                 (1,911)              1,054
           Accrued liabilities, payroll and payroll-related expenses                          (659)              4,572
           Deferred revenue                                                                 (2,864)              4,058
           Income taxes payable                                                                614                 897
                                                                                   ---------------     ---------------
                Net cash provided by operating activities                                   13,102              22,932
                                                                                   ---------------     ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                                     (30,495)            (42,772)
   Proceeds from maturity of short-term investments                                         39,546              31,900
   Purchases of long-term investments                                                      (35,420)            (18,441)
   Proceeds from maturity of long-term investments                                          18,605              10,111
   Purchases of property and equipment                                                      (4,174)             (8,763)
   Investment in unconsolidated affiliate                                                   (1,214)                (48)
   Acquisition of a business                                                                (1,325)                 --
   Purchases of software and other intangible assets                                        (4,100)                 --
                                                                                   ---------------     ---------------
                Net cash used in investing activities                                      (18,577)            (28,013)
                                                                                   ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                               3,719               2,845
                                                                                   ---------------     ---------------
                Net cash provided by financing activities                                    3,719               2,845

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (423)                (87)
                                                                                   ---------------     ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (2,179)             (2,323)

CASH AND CASH EQUIVALENTS, beginning of period                                              32,593              43,551
                                                                                   ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                                           $        30,414     $        41,228
                                                                                   ===============     ===============




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   INTERIM FINANCIAL DATA

     The interim condensed consolidated financial statements for the three and nine month periods ended September 30, 1996 and 1995 for NetManage, Inc. (the "Company") have been prepared on the same basis as the year end consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.   CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's 50 percent investment in an unconsolidated affiliate, NetVision, Ltd. ("NetVision"), is accounted for by the equity method.

3.   ACQUISITIONS

     On July 3, 1996, the Company closed the acquisition of all of the outstanding stock of Maximum Information, Inc. ("MaxInfo"), effective as of July 29, 1996, in exchange for approximately 590,000 shares of the Company's common stock. The Company also assumed MaxInfo's outstanding options, which were converted into options to purchase approximately 129,000 shares of the Company's common stock. This transaction was accounted for as a pooling of interests during the third quarter of 1996. The operations of MaxInfo are not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements have not been restated to reflect the acquisition retroactively. Accordingly, the operations of MaxInfo from the effective date forward have been recorded in the Company's consolidated financial statements.

4.   CAPITALIZED SOFTWARE

     Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established, which the Company defines as the development of a working model and further defines as the development of a beta version of the software. Prior to 1996, software development costs that were eligible for capitalization had not been significant and the Company charged all software development costs to research and development expense. During the three and nine month periods ended September 30, 1996, the Company capitalized approximately $0.1 million and $4.1 million, respectively, of purchased software. Amortization of purchased software is calculated on a straight-line basis over the estimated remaining economic life of the underlying products (from two to five years). Amortization expense is included in the accompanying Condensed Consolidated Statements of Operations in Cost of Revenues. During the three and nine month periods ended September 30, 1996 amortization of purchased software amounted to approximately $0.5 million and $1.0 million, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include statements regarding expected changes in revenues and expected increases in operating expenses and capital spending. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others, those discussed below as well as those discussed in the Company's Report on Form 10-K for the year ended December 31, 1995. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

NetManage(R), Inc. (the "Company") develops, markets and supports an integrated set of application, server and development tool software for the Microsoft Windows, Windows 95, Windows NT and Mac OS platforms. The Company's standards-based products provide TCP/IP and SNA host access, UNIX access including NFS and X, Active X-based development, and desktop and Web management. The Company's products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners. Since the Company's inception, revenues from the Chameleon(TM) family of products have represented substantially all of the Company's revenues, and the Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues for the foreseeable future.

On July 3, 1996, the Company closed the acquisition of all of the outstanding stock of Maximum Information, Inc. ("MaxInfo"), effective as of July 29, 1996, in exchange for approximately 590,000 shares of the Company's common stock. The Company also assumed MaxInfo's outstanding options, which were converted into options to purchase approximately 129,000 shares of the Company's common stock. This transaction was accounted for as a pooling of interests during the third quarter of 1996. The operations of MaxInfo are not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements have not been restated to reflect the acquisition retroactively. Accordingly, the operations of MaxInfo from the effective date forward have been recorded in the Company's consolidated financial statements.

On November 29, 1995, the Company acquired all of the outstanding stock of AGE Logic, Inc. ("AGE") in exchange for shares of the Company's common stock. The transaction was accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements for the three and nine month periods ended September 30, 1995 have been restated to combine the results of AGE and the Company. The Company also acquired all of the outstanding stock of Syzygy Communications, Inc. ("Syzygy"), in exchange for shares of the Company's common stock, on October 16, 1995. This transaction was also accounted for as a pooling of interests, however, the operations of Syzygy were not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements have not been restated to reflect the acquisition retroactively. Accordingly, the operations of Syzygy from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

The Company regularly evaluates product and technology acquisition opportunities and anticipates that it may make additional acquisitions in the future. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention away from day-to-day matters and potential loss of key employees from acquired companies. No assurance can be given as to the ability of the Company to integrate successfully the operations and personnel acquired to date, and if applicable, in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

The Company has experienced and expects to experience in future periods significant fluctuations in operating results that may be caused by many factors, including among others: demand for the Company's products; introduction or enhancements of products by the Company or its competitors; technological changes in computer networking; market acceptance of new products; customer order deferrals in anticipation of new products; the size and timing of individual orders; mix of distribution channels through which the Company's products are sold; mix of international and domestic revenues; seasonality of revenues; quality control of products; changes in the

Company's operating expenses; personnel changes; foreign currency exchange rates and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. To maintain or improve its position in this industry, the Company must continue to enhance its current products and to develop, introduce successfully and market new products on a timely and cost-effective basis. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's results of operations. The failure to develop on a timely basis these or other enhancements incorporating new functionality could cause customers to delay purchase of the Company's current products and thereby adversely affect the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

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

During the twelve month period from September 30, 1995 to September 30, 1996, the Company experienced rapid growth in the number of employees and the geographic area of its customer base and operations. These increases have resulted in substantial demands on the Company's management resources. The Company's future operating results will continue to be dependent in part on its ongoing ability to continue to implement and improve its operating and financial controls and to expand, train and manage its management and employee base. There can be no assurance that the Company will be able to do so successfully.

RESULTS OF OPERATIONS

The Company experienced a significant decline in its net revenues and net income during the three and nine month periods ended September 30, 1996 as compared to the same periods of 1995. The decline in net revenues primarily reflects an overall industry trend characterized by increased competition, pricing pressures, and general confusion in the IntraNet marketplace resulting from the rapidly changing technology and product introductions. Operating expenses for the three and nine month periods ended September 30, 1996 included increased costs related to the Company's acquisition activity, particularly headcount related costs, and increased costs related to the Company's investment in expanding its direct corporate sales and support functions in the U.S., neither of which has yet produced the expected results in terms of increasing net revenues. Operating expense levels are based, in part, on the Company's expectations as to future revenues and to a large extent are fixed. Expense growth, coupled with the decline in net revenues, resulted in an adverse impact on the Company's net income during the three and nine month periods ended September 30, 1996. Operating expenses are expected to increase in absolute dollars in the future; these expenses may also increase in the future as a percentage of net revenues depending on fluctuations in total revenues and overall Company growth. While the Company is adjusting its operations to address these issues, there can be no assurance that revenues or net income will stabilize or increase in the future.

SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

-----------------------------------------------------------------------------------------------------------------
(Dollars in millions)                     Three Months Ended                        Nine Months Ended
                                   1996          1995          Change        1996         1995         Change
-----------------------------------------------------------------------------------------------------------------

Net revenues:
    License fees                  $   21.3      $   31.1        (31.5%)    $   73.8     $   84.6       (12.8%)
    Services                           4.1           4.1         (0.9%)        11.4          9.6        18.9%
                                  --------      --------                   --------     --------
       Total net revenues         $   25.4      $   35.2        (27.9%)    $   85.2     $   94.2        (9.5%)

  Percentage of net revenues:
    License fees                      83.8%         88.2%                      86.6%        89.8%
    Services                          16.2%         11.8%                      13.4%        10.2%
                                  --------      --------                   --------     --------
       Total net revenues            100.0%        100.0%                     100.0%       100.0%

Gross margin                      $   23.0      $   31.8        (27.4%)    $   77.0     $   84.4        (8.8%)
  Percentage of net revenues          90.6%         90.1%                      90.4%        89.6%

Research and development          $    6.7      $    6.0         11.4%     $   21.0     $   16.6        26.7%
  Percentage of net revenues          26.5%         17.1%                      24.6%        17.6%

Sales and marketing               $   13.4      $   12.5          7.5%     $   39.4     $   34.2        15.2%
  Percentage of net revenues          52.7%         35.3%                      46.3%        36.3%

General and administrative        $    2.6      $    2.6         (1.5%)    $    8.2     $    7.2        15.0%
  Percentage of net revenues          10.2%          7.4%                       9.7%         7.6%

Interest income and other, net    $    1.0      $    1.3        (19.0%)    $    4.0     $    3.5        16.2%
  Percentage of net revenues           4.1%          3.6%                       4.7%         3.7%

Equity in losses of
    unconsolidated affiliate      $   (0.2)     $     --        368.8%     $   (0.6)    $     --     1,083.3%
  Percentage of net revenues           0.9%          0.1%                       0.7%         0.1%

Provision for income taxes        $    0.1      $    3.9        (96.8%)    $    3.6     $    9.8       (63.8%)
  Effective tax rate                  34.0%         34.0%                      34.0%        34.0%
-----------------------------------------------------------------------------------------------------------------

Net revenues

Substantially all of the Company's net revenues have been derived from software license fees and, to a lesser extent, service revenues, which have been primarily attributable to maintenance agreements associated with such licenses.

License fees decreased both in absolute dollars and as a percentage of net revenues during both the three and nine month periods ended September 30, 1996 as compared to the same relative periods of 1995. The decline in license fees in absolute dollars was primarily attributable to increased competition; heightened pricing pressures; and the general confusion within the IntraNet market resulting from the rapidly changing technology and product introductions, the delayed release of Windows NT 4.0, and the slow adoption of Windows 95 in corporate accounts, all of which contributed to delayed buying decisions, particularly by corporate users. These factors may lead to lower unit volumes as well as lower average prices for the foreseeable future. While the Company has been adjusting its operations to address these issues, there can be no assurance that revenues will stabilize or increase in the future. As a percentage of total net revenues, the decline in license fees during the three month period ended September 30, 1996 as compared to the same three month period of 1995 reflects the significant decline in the total net revenue base as service revenues, in absolute dollars, were constant. During the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995, however, the decline in license revenues as a percentage of net revenues reflects the nearly 20% absolute dollar increase in the service revenue component of total net revenues, as discussed below.

The increase in service revenues in absolute dollars for the nine months ended September 30, 1996 and as a percentage of total net revenues for both the three and nine months ended September 30, 1996 is due primarily to the Company's increased focus on marketing its customer support services domestically and internationally. Despite these increased efforts, service revenues in absolute dollars for the three months ended September 30, 1996 as compared to the same three month period in the prior year was relatively constant, which is consistent with the aforementioned decline in license fee revenues during this period.

During mid-1995, the Company expanded its worldwide operations with new sales offices internationally in Europe and Japan. As a result, international revenues, as a percentage of total net revenues, increased from 30% for the three month period ended September 30, 1995 to 40% for the three month period ended September 30, 1996. For the nine month period ended September 30, 1995 as compared to the nine month period ended September 30, 1996, international revenues increased from 30% to 35% of net revenues, respectively. A shift in international marketing efforts during 1996 towards indirect channels, including increasing the number of international distributors and resellers, contributed to the year over year increase. Additionally, the introduction of an increased number of localized versions of the Company's products in 1996 also contributed to the increased acceptance of the Company's products in the international marketplace.

As part of its strategy to develop multiple distribution channels, the Company expects to increase its use of resellers, particularly value added and system integrators, in addition to distributors and original equipment manufacturers. The Company expects that indirect sales will grow as a percentage of both domestic and total revenues and that any material increase in the Company's indirect sales as a percentage of revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract resellers and distributors who will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase-order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the Company's products, and the inability to recruit or retain effective resellers or distributors could adversely affect the Company's results of operations.

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

The Company had one customer which accounted for approximately 10% of net revenues during the three months ended September 30, 1996. This percentage may fluctuate in future periods, however, and there is no assurance that it will not decline significantly. No customer accounted for 10% or more of net revenues during the three months ended September 30, 1995.

Gross margin

Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products, costs associated with product packaging, documentation and software duplication, and amortization of purchased software. Cost of service revenues through September 30, 1996 has not been material and is not reported separately. Gross margin as a percentage of net revenues was relatively constant between both the three month periods and nine month periods ended September 30, 1996 and 1995, and in absolute dollars fluctuated in proportion to the changes in the revenue base.

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

Research and development

Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The increase during the three and nine month periods ended September 30, 1996 as compared to the same periods of the prior year, both in absolute dollars and as a percentage of net revenues, primarily reflects the hiring of additional product development engineers in the United States and Israel. The decline in the revenue base, particularly during the quarter ended September 30, 1996, contributed to the increase in R&D as a percentage of net revenues for the three and nine months ended September 30, 1996 as compared to the same periods in 1995.

The Company believes that a significant investment in R&D is required to remain competitive in the software industry. The Company expects that R&D expenses as a percentage of net revenues will fluctuate depending on future revenue growth, acquisitions and licensing of technology, and expects that R&D expenses will increase in absolute dollars in the future.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established, which the Company defines as the development of a working model and further defines as the development of a beta version of the software. Prior to 1996, software development costs that were eligible for capitalization had not been significant and the Company charged all software development costs to research and development expense. During the three and nine month periods ended September 30, 1996, the Company capitalized approximately $0.1 million and $4.1 million, respectively, of purchased software. Amortization of purchased software is calculated on a straight-line basis over the estimated remaining economic life of the underlying products (from two to five years). Amortization expense is included in the accompanying Condensed Consolidated Statements of Operations in Cost of Revenues. During the three and nine month periods ended September 30, 1996 amortization of purchased software amounted to approximately $0.5 million and $1.0 million, respectively.

Sales and marketing

Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. The increase in S&M expenses during the three and nine month periods ended September 30, 1996 as compared to the same periods of 1995, both in absolute dollars and as a percentage of net revenues, primarily reflects increased salaries and commissions due to increased staffing, the growth of domestic field sales and support and customer service functions, increased marketing activities, including trade show participation, advertising and promotions, and the opening of foreign sales offices in Europe and Japan, as well as domestic sales offices during mid-1995.

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

General and administrative

The increase in general and administrative expenses ("G&A") in absolute dollars for the nine months ended September 30, 1996, and as a percentage of net revenues for the three and nine month periods ended September 30, 1996 as compared to the same three and nine months periods of 1995, is primarily a result of increased staffing and associated expenses necessary to support the Company's growth. The increase in G&A expenses as a percentage of net revenues was also attributable to the decreased revenue base during the third quarter of 1996 as compared to the same quarter of 1995.

The Company believes that G&A expenses will continue to increase in absolute dollars as the Company continues to expand its staffing to support the Company's growth which may result in an increase in G&A expenses as a percentage of net revenues in the future.

Interest income and other, net

Interest income and other, net includes interest income earned on the Company's cash and investments as well as foreign exchange gains and losses. This income decreased in absolute dollars during the third quarter of 1996 as compared to the third quarter of 1995 due largely to a decline in the strength of the U.S. dollar relative to the Israeli Shekel. The increase in interest income and other, net, in absolute dollars during the nine months ended September 30, 1996 and as a percentage of net revenues during the three and nine months ended September 30, 1996 as compared to the same periods of 1995 was primarily due to an increase in the aggregate amount of cash and cash equivalents, short term investments and long term investments from $105.2 million at September 30, 1995 to $113.6 million at September 30, 1996 resulting in an increase in the related interest income. The increase as a percentage of net revenues reflects the aforementioned decrease in the Company's revenue base.

Equity in losses of unconsolidated affiliate

In July 1995, NetManage, Ltd., one of the Company's wholly-owned subsidiaries, agreed to an investment in one of its wholly-owned subsidiaries, NetVision, Ltd. ("NetVision") by Elron Electronics, Ltd. ("Elron"). The Company retains an ownership in NetVision of 50%. Prior to the investment by Elron, the accounts of NetVision were included in the Company's consolidated financial statements. Subsequent to the investment, the Company did not have a majority voting interest in NetVision. Accordingly, NetVision's accounts are no longer consolidated and the Company's remaining investment in NetVision is accounted for by the equity method. This investment is included in Other Assets in the accompanying Condensed Consolidated Balance Sheets. The Company has adjusted its investment to reflect additional equity investments in NetVision which are offset in part by the Company's share of NetVision's losses.

Provision for income taxes

The Company's effective tax rate is unchanged for both the three and nine month periods ended September 30, 1996 as compared to the same periods of 1995.

LIQUIDITY AND CAPITAL RESOURCES

---------------------------------------------------------------------------------------------
(In millions)                                                       Nine Months Ended
                                                            September 30,       September 30,
                                                                 1996               1995
---------------------------------------------------------------------------------------------
Cash and cash equivalents                                      $ 30.4            $  41.2
Short-term investments                                           16.1               30.1
Long-term investments                                            67.1               33.9
Net cash provided by operating activities                        13.1               22.9
Net cash used in investing activities                            18.6               28.0
Net cash provided by financing activities                         3.7                2.8
---------------------------------------------------------------------------------------------


Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, which aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit or an equipment lease facility.

The Company's cash and cash equivalents, short-term investments and long-term investments increased from $109.3 million at December 31, 1995 to $113.6 million at September 30, 1996. This increase was due primarily to cash generated from operating activities.

The Company's principal investing activities to date have been the purchase of short-term and long-term investments and purchases of property and equipment. Net of proceeds from maturities, the Company invested $7.8 million in short-term and long-term investments during the nine month period ended September 30, 1996. Expenditures for purchases of property and equipment were $4.2 million during the first nine months of 1996 and were primarily purchases of computer and office equipment to support the Company's growth. Although the Company does not have any specific commitments with regard to future capital expenditures, it is anticipated that such spending will continue to increase. The Company's principal commitment as of September 30, 1996 consists of leases on its facilities.

Net cash provided by financing activities during the nine months ended September 30, 1996 reflects proceeds from the issuance of common stock under the Company's stock option plan.

At September 30, 1996, the Company had working capital of $52.5 million. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

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



                                       NETMANAGE, INC.
                                       (REGISTRANT)


DATE:      NOVEMBER 13, 1996           BY:   /S/ WALTER D. AMARAL
           -------------------               --------------------
                                             WALTER D. AMARAL
                                             SENIOR VICE PRESIDENT, FINANCE AND
                                             CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

Exhibit No.

Ex. 27                           Financial Data