Form 10-K
period 1996-12-31
NETMANAGE INC
filed 1997-03-31
CIK 909793

================================================================================
                                 UNITED STATES.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

                           Commission File No. 0-22158

                                 NETMANAGE, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              77-0252226
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


10725 NORTH DE ANZA BOULEVARD, CUPERTINO, CALIFORNIA                       95014
(Address of principal executive offices)                              (Zip code)

       Registrant's telephone number, including area code: (408) 973-7171

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on Nasdaq National Market was $129,220,152 as of February 28, 1997 (1).

The number of shares of Common Stock outstanding as of February 28, 1997 was 43,193,840.

                                -----------------
                       DOCUMENTS INCORPORATED BY REFERENCE

Sections of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be held May 30, 1997, which will be filed with the Securities and Exchange Commission, are incorporated by reference into
Part III of this Report to the extent stated herein.

================================================================================
(1)Excludes 9,846,704 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at December 31, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                     PART I
ITEM 1 - BUSINESS.

         NetManage(R), Inc. (the "Company") develops, markets and supports an integrated set of application, server and development tool software for the Microsoft Windows, Windows 95, and Windows NT platforms. The Company's standards-based products provide TCP/IP (Transmission Control Protocol/Internet Protocol) and SNA host access, UNIX access including NFS and X, and ActiveX-based development. The Company's products include the Chameleon(TM) ATX family (Chameleon HostLink(TM), Chameleon NFS/X), ECCO(R) Pro and the Z-Mail(TM) messaging family. The Company was incorporated in 1990 as a California corporation and changed its state of incorporation to Delaware in 1993 in conjunction with its initial public offering.

         During 1996, the Company acquired Maximum Information, Inc. ("MaxInfo"). MaxInfo was a developer and supplier of application development tools and web management systems. During 1996, the Company also purchased technology from various parties, including collaborative computing software technology from Applicom Software Industries (1990) Ltd., Z-Mail, an electronic mail and messaging system, from Network Computing Devices, Inc. and gateway and mail server technology from U.S. Computer Software, Inc.

         During 1995, the Company acquired all of the outstanding stock of AGE Logic, Inc. ("AGE") and Syzygy Communications, Inc. ("Syzygy"). AGE was a supplier of Desktop-to-UNIX connectivity software and provided high-performance X server, file sharing and terminal emulation products for PC and Macintosh desktops. Syzygy was an inter-networking communications software company and developer of interconnection and network management software for hardware and software vendors and also provided custom communications software for commercial customers.

         During 1994, the Company acquired the outstanding stock of Ariana S.A. ("Ariana") of Paris, France. Ariana had been a distributor for the Company since 1993. Also during 1994, the Company acquired the outstanding stock of Arabesque Software, Inc. ("Arabesque") of Bellevue, Washington. Arabesque was primarily engaged in the development and marketing of personal information management software products.

         This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include, among others, those discussed under the heading "Factors That May Affect Future Results and Financial Condition."

INDUSTRY BACKGROUND

         The personal computer has evolved from a stand-alone desktop computing device to become an important tool for facilitating communications, information sharing and group productivity. This evolution has been enabled by the addition of network connectivity to personal computers and is driven by basic business needs for better communications and organizational productivity. As a result, the PC has become a tool to connect people's desktops to shared repositories of information and to other people, regardless of location, network or type of computer.

         The term used to describe the technology for global connectivity is "inter-networking". Inter-networking had its origins in the public Internet, a world-wide "network of networks" which allows communication between different organizations and locations, each with its own individual network of computers. The application of this same inter-networking technology within a company on its own computer networks is known as an "Intranet", to distinguish it from the larger public Internet.

         The key benefit of inter-networking technology is the more timely and complete communication of electronic information within and between organizations. The specific tasks facilitated by inter-networking are numerous and include basic functions such as universal electronic mail, file transfer and file sharing capabilities, remote data access, login to remote computers and information publishing.

         Widespread popular interest in the public Internet has been enhanced by the emergence of the World-Wide Web, which has given an attractive graphical front end to information that can be published using inter-networking technology. Inter-networking is actually much more than just the Web, however. It is comprised of many different applications which must communicate with one another, each according to its function, and following certain standards or conventions which insure interoperability.

         In order for a network to function properly, all connected devices must follow rules or "protocols" that govern access to the network and communication with other devices. TCP/IP is the name of the protocol family used by all inter-networking devices and applications because it is an open (non-proprietary) protocol capable of linking disparate environments. NetManage was one of the first software vendors to deliver the TCP/IP protocol and related applications for the Microsoft Windows platform. Selling primarily to the business user, NetManage has promoted standards based on its implementation of TCP/IP that have been adopted by the industry at large. The most notable example is the Windows Sockets, or "WinSock" interface which is used today by a wide range of Windows inter-networking software vendors including Microsoft Corporation ("Microsoft").

         The Company believes that because of the open and interoperable characteristics of inter-networking technology, the use of TCP/IP based Intranets and the software that enables them will continue to grow significantly within organizations, and may emerge as the dominant corporate networking technology -- replacing other proprietary "LAN" (Local Area Network) technology from vendors such as Novell, Inc. ("Novell"), International Business Machines ("IBM"), and Digital Equipment Corporation ("Digital").

         A corporate Intranet may be applied to a wide range of business problems. Within organizations, PCs must be connected not only to other PCs via LANs, but also to workstations, servers, minicomputers and mainframes, many of which may run different operating system software and connect to different physical networks. In addition, more companies are seeking ways to link their computer systems directly with those of vendors, customers and other business partners to enhance the flow of information and reduce expenses. Inter-networking also facilitates activities such as mobile computing by allowing users to use and access more effectively all of a company's computer systems from a remote location.

         The required software to implement an Intranet includes applications for the desktop, the software which transports information over the wires (TCP/IP), the servers at the other end, and management and development tools to create and administer a network of this type. An easy-to-use, intuitive interface extends the use of these software components to a large, non-technical audience and facilitates adoption of this new technology.

         The Company has targeted its products to serve three business market segments within what is now called the Intranet. These three segments are the UNIX connectivity business, the IBM host connectivity business, and the messaging and collaboration business. The Company believes that the markets for these PC connectivity solutions are large and fast growing segments where the Company has established products, reputation and expertise.

PRODUCTS AND TECHNOLOGY

         NetManage develops and markets a suite of applications designed to allow PC users to communicate across diverse networking environments. Targeting initially the Microsoft Windows platform, the Company now sells products which run on Microsoft Windows 3.1, Windows 95, and Windows NT. The NetManage product line includes client applications, TCP/IP network transport software, server applications and tools for developers and network managers. These software products are designed to meet the needs of the entire spectrum of corporate customers including, end-users, software developers and system administrators. With this breadth and depth of product offerings, the Company believes it is well positioned to serve the needs of business users with a complete integrated solution for Intranet software sales, service and support.

The capabilities of the Company's products include:

       Ease of use - The Company's goal is to create applications for non-technical users. Accordingly, the native look and feel of NetManage products is designed to be intuitive to the user and compatible with the operation of other familiar desktop programs, thereby masking the complexities arising from communicating with a variety of systems and facilitating use of the product without requiring special training. The products are designed to be setup on any desktop in five minutes and to determine with minimum user intervention all the appropriate settings and installation parameters for each desktop's configuration and network. For corporate users, the cost of training, installation, and support can exceed software acquisition costs. The benefit of ease of use is significant to NetManage's target market.

       Integration - NetManage offers a fully integrated suite of applications. Customers do not have to buy terminal emulation from one vendor, file transfer from another, electronic mail from yet a third vendor, and a web browser downloaded from the Internet -- each with its own setup, user interface and feature set. The common characteristics of the product suite tend to increase user satisfaction and product utilization. Further, the client applications are built in such a way as to be manageable by a system administrator, and compatible with custom Intranet applications built using NetManage developer toolkits. A well integrated product lowers the cost of ownership and increases product value to the customer.

       Functionality - The depth and completeness of the applications in NetManage products is designed to compete with `best of class' functionality from specialist vendors in each category. The value proposition of the NetManage offering is enhanced by eliminating multi-source product purchases with no compromise on advanced software functionality. The economic proposition for the customer is enhanced by purchasing software and service from a single vendor.

       Adherence to Standards - The very foundation of the Internet is predicated upon the notion that any client can talk to any server, and that all APIs (Application Program Interfaces) and protocols are published as free open standards. In the corporate computing environment it is impossible to guarantee a common set of software on every client and every server. NetManage's commitment to open standards insures that the plug and play interoperability that has made the Internet successful extends to the corporate Intranet as well.

       The Company's principal product line is marketed under the name Chameleon. The Chameleon family of products encompasses a suite of over 50 integrated connectivity applications. These applications deliver standards based solutions for Host Access, Messaging, Group Collaboration and Desktop Management. Other key products include software for terminal emulation and host access, networked information management and network application development. The Company's products include:

       ChameleonNFS/X      A complete PC-to-UNIX connectivity solution for
                           Windows, Windows NT, and Windows 95. Includes an NFS client and server and an X-Server.

       Chameleon HostLink  Terminal emulation and host connectivity to legacy mainframe, and mid-range systems using SNA or async protocols and featuring a migration path to TCP/IP.

       Chameleon 3270LT    A low-cost, small-footprint solution for PC-to-IBM
                           mainframe connectivity.

       ECCO Pro An award winning networked personal information manager, featuring group calendaring and scheduling capabilities.

       Z-Mail Messaging    An open-standards, cross-platform e-mail solution
         Family            that includes clients and a server.

         Substantially all of the Company's net revenues have been derived from the sales of products that provide inter-networking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products would be materially adversely affected by market developments adverse to Windows. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide on a timely basis products compatible with future Windows releases.

         The Company's competitors could seek to expand their product offerings by designing and selling products using TCP/IP or other technology that could render the Company's products obsolete or adversely affect sales of the Company's products. For example, Microsoft, a company with significantly greater financial, development and marketing resources, has recently introduced a personal information manager and has included this product in a suite of software. This development may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by making potential customers delay their purchases of the Company's products.

SALES AND MARKETING

         The Company's marketing strategy is to be identified as the preferred supplier of an integrated set of TCP/IP applications, servers and development tools for Microsoft Windows operating systems. The Company's products are marketed and sold in the United States and internationally by the Company's direct sales force and authorized channel partners.

         In the United States, the Company combines an aggressive program of advertising and promotion with direct sales through a telephone-based sales force, assisted by designated personnel specifically assigned to the needs of major accounts. As part of its continuing strategy to develop multiple distribution channels, the Company expects to increasingly utilize resellers, particularly value added resellers and systems integrators, in addition to distributors and original equipment manufacturers. The Company expects that indirect sales will grow as a percentage of both domestic and total revenues and that any material increase in the Company's indirect sales as a percentage of revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract resellers and distributors who will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase-order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the Company's products, and the inability to recruit or retain important resellers or distributors could adversely affect the Company's results of operations.

         Internationally, the Company has sales offices in London; Munich; Paris; Tokyo; and Haifa, Israel. The Company also utilizes local distributors internationally. The Company supports the sales activity of these sales offices and distributors in target countries through localization of products and sales material, local training and participation in local trade shows.

         In 1996, the Company derived approximately 33% of net revenues from international sales, including export sales. The Company believes that the potential international markets for its products are substantial, based on the extent to which Windows and TCP/IP are used internationally. Accordingly, the Company localizes its products for use in the native language of target countries. Kanji, French, Korean, Spanish and German versions of Chameleon have been developed and are being sold. Further, the Company has adopted its software to support computing standards that are unique to these countries, such as the NEC PC in Japan. The Company will continue to target major European and Asian countries for additional sales and marketing activity and to expand the use of its local sales offices and Israel subsidiary in the support of its international sales. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand.

         Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's results of operations.

CUSTOMER SUPPORT

         The Company's domestic support organization consists of an experienced staff of engineers providing support by telephone from the Company's facilities in Cupertino and San Diego, California; Nashua, New Hampshire; and Bellevue, Washington. Both telephone support and regular update releases of the software are provided to customers who purchase an annual maintenance agreement. The sales and the customer support organizations at NetManage work together closely to provide customer satisfaction. Telephone support hours are from 5 a.m. to 6 p.m. Pacific Time, complemented by electronic mail, fax and Compuserve access service.

         International customers are supported by local distributors who are trained by the Company and also are supported by Company personnel located in Haifa, Israel and the European and Japanese sales offices.

COMPETITION

         The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. To maintain or improve its position in this industry, the Company must continue to enhance its current products and develop new products on a timely and cost-effective basis. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's results of operations. The failure to develop on a timely basis these or other enhancements incorporating new functionality could cause customers to delay purchase of the Company's current products and thereby adversely affect the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

         The Company competes directly with providers of Windows inter-networking applications for the TCP/IP protocol such as FTP Software, IBM, Microsoft, Novell, and Sun Microsystems, Inc. as well as several other companies. The Company also competes with providers of host access software such as Attachmate Corporation, Wall Data, Inc., Hummingbird Communications, Ltd. and WRQ, Inc.

         The inter-networking marketplace has also been identified as a key market by several other companies, including Netscape Communications Corporation, Oracle Corporation and others. It is imperative that the Company's development efforts remain competitive in this marketplace, particularly given that the market is rapidly evolving and subject to rapid technological change. There is no assurance that the Company will be successful in its efforts to do so.

         Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from current competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company has recently experienced price declines for its products, contributing to lower revenues in 1996 as compared to prior periods. Any further material reduction in the price of the Company's products would negatively affect gross margins as a percentage of net revenues and would require the Company to increase software unit sales in order to maintain net revenues at existing levels. There can be no assurance that the Company will be successful in doing so.

PROPRIETARY RIGHTS

         The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under patent, trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. In addition, the Company has received, and may receive in the future, communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties, seeking indemnification against such infringement or indicating that the Company may be interested in obtaining a license from such third parties. There can be no assurance that any of such claims would not result in protracted and costly litigation.

         The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal means of protecting its technology. The Company believes that its products and technology do not infringe any existing proprietary rights of others, although there can be no assurance that third parties will not assert infringement claims in the future.

EMPLOYEES

         As of December 31, 1996, the Company had a total of 632 full-time employees, of whom 305 were engaged in sales, marketing and technical support, 88 in general management, administration and finance, 231 in software development and engineering and 8 in production. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its employee relations are good.

         The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley in California and in Haifa, Israel. During the latter half of 1996, the Company experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals. The Company has and will continue to address the issue of attrition, and in fact in January 1997, repriced the majority of its outstanding stock options in an effort to retain its employees and become competitive in the extremely competitive employment market. Managing employee attrition, integrating acquired operations and products and expanding both the geographic area of its customer base and operations have resulted in substantial demands on the Company's management resources. The Company's future operating results will be dependent in part on its ability to attract and retain its employee workforce, train and manage its management and employee base, and continue to implement and improve its operating and financial controls. There can be no assurance that the Company will be able to manage such challenges successfully.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages as of December 31, 1996 are as follows:

              NAME                       AGE           POSITION
              ----                       ---           --------

              Zvi Alon                    45    Chairman of the Board,
                                                President and
                                                Chief Executive Officer

              Walter D. Amaral            45    Chief Financial Officer,
                                                Senior Vice President,
                                                Finance and Secretary

              Carl W. Peede               49    Senior Vice President,
                                                Worldwide Marketing

              Patricia M. Roboostoff      43    Senior Vice President,
                                                Human Resources

         Zvi Alon is the founder of the Company and has served as its Chairman of the Board, President and Chief Executive Officer since the Company's formation. From 1986 to 1989, Mr. Alon was the President of Halley Systems, a manufacturer of networking equipment including bridges and routers. He also has served as Manager, Standard Product Line at Sytek, Inc., a networking company, and Manager of the Strategic Business Group for Architecture, Graphics and Data Communications at Intel Corporation ("Intel"), a semiconductor manufacturer. Mr. Alon received a B.S. degree in electrical engineering from the Technion-Israel Institute of Technology in Haifa, Israel. Mr. Alon is the son-in-law of Mr. Uzia Galil, a director of the Company.

         Walter D. Amaral has served as Senior Vice President, Finance and Chief Financial Officer since April 1995 when he joined the Company. Prior to joining the Company, Mr. Amaral served as Chief Financial Officer of Maxtor Corporation ("Maxtor"), a disk drive manufacturer, since April 1992. From 1977 to 1992, Mr. Amaral was at Intel, in numerous positions, most recently as Corporate Controller. Mr. Amaral received a B.S. degree in Administration from San Jose State University.

         Carl W. Peede has served as Senior Vice President, Worldwide Marketing since joining the Company in June 1996. Prior to joining the Company, Mr. Peede served as Vice President of Marketing for Attachmate Corporation, a software developer, since September 1994 and as Manager of Worldwide Marketing for Wall Data, Inc., a software developer, from January 1993 to September 1994. Prior to 1993, Mr. Peede was Executive Vice President of TelAviso, a consulting company which he founded. Mr. Peede received a B.S. degree in electrical engineering from Georgia Institute of Technology, a M.B.A. from Georgia State University and holds a Professional Engineering License from the state of Alabama. Mr. Peede resigned from the Company effective April 7, 1997.

         Patricia M. Roboostoff joined the Company in December 1994 as Vice President, Human Resources and since March of 1996 has held the position of Senior Vice President, Human Resources. Prior to joining NetManage, she was Vice President Administration/Human Resources at Maxtor, since October 1991. From 1978 to 1991 Ms. Roboostoff was at Intel, in several positions, most recently as Human Resources Manager of the Microprocessor/Technology/Manufacturing organization.

--------------------------------------------------------------------------------

ITEM 2 - PROPERTIES.

         In the United States, the Company's principal sales, marketing, technical support, administration, product development and support functions occupy an aggregate of approximately 134,000 square feet of facilities comprised of three buildings located in Cupertino, California, one building in San Diego, California and one building in Scotts Valley, California. The Company also leases approximately 18,000 square feet in Bellevue, Washington, which is used primarily for sales and product development, and approximately 12,000 square feet in Nashua, New Hampshire, which is used for sales and technical support.

         Internationally, the Company leases approximately 35,000 square feet in Haifa, Israel for the purpose of international sales, marketing and technical support, administration, and product development and owns a facility in

Jerusalem, Israel, which is used primarily for product development. The Company also leases sales office space in Paris, France; Munich, Germany; Tokyo, Japan; and London, England.

--------------------------------------------------------------------------------

ITEM 3 - LEGAL PROCEEDINGS.

         On January 9, 1997, a securities class action complaint, Head, et al.
v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-0109 CW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects, and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The Company believes there is no merit to either case and intends to defend the cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

         On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. The complaint alleges that, between April 18, 1996 and July 18, 1996, the defendants violated California state law by making false or misleading statements of material fact about the Company's prospects and finances. The complaint seeks an unspecified amount of damages. The Company believes there is no merit to the case and intends to defend it vigorously. There can be no assurance that the Company will be able to prevail in the lawsuit, or that the pendency of the lawsuit will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

         The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of all other such matters presently known to management will not have a material adverse effect on the Company's business, financial position or results of operations.


--------------------------------------------------------------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

--------------------------------------------------------------------------------

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the Nasdaq National Market System under the symbol NETM. As of February 28, 1997 there were 687 stockholders of record.

         The high and low closing prices of the Company's common stock for each quarter of 1996 and 1995 are as follows:

                              First      Second     Third     Fourth
         -----------------------------------------------------------
         1996
                    High     $22.69      $18.00    $12.75     $ 8.56
                    Low      $ 9.88      $ 9.75    $ 7.88     $ 5.63

         1995
                    High     $21.63      $21.25    $26.25     $29.88
                    Low      $16.94      $15.00    $16.13     $19.00

         Price range per share is based on the quarterly high and low closing prices for the Company's common stock as reported by Nasdaq, adjusted for the two-for-one stock dividend effected in April 1995.

         The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

--------------------------------------------------------------------------------

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA


For the five years ended December 31,
(in thousands, except per share data)

                                        1996            1995           1994          1993           1992
                                    --------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                        $104,596        $125,446       $ 71,466       $29,106       $ 5,004

Income (loss) from operations        (13,653)         29,596         26,619         9,183         1,393

Net income (loss)                     (5,705)         22,297         17,815         5,676           861

Net income (loss) per share         $  (0.13)       $   0.52       $   0.43       $  0.19       $  0.03

Weighted average common
    shares and equivalents            42,341          42,955         41,103        29,262        26,252

BALANCE SHEET DATA:

Working capital                     $ 71,668        $ 83,738       $ 64,091       $39,686       $ 1,379

Total assets                         152,529         154,471        116,358        47,762         2,263

Total stockholders' equity           129,291         129,397         99,306        41,475         1,698


--------------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This "Annual Report" contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding expected fluctuations in revenues and percentages of revenues from international markets, indirect sales channels and services, and statements regarding expected declines in operating expenses and capital spending. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others stated herein, that the markets for the Company's products could grow more slowly than the Company believes, or that the Company will not be able to take advantage of growth in those markets. In addition, there is no assurance that the Company's organizational changes and plans for 1997 will prove successful, that the Company's existing products will continue to meet with customer acceptance, that the Company will not suffer increased competitive pressures, that corporate buying decisions will not be influenced by the actions of the Company's competitors or other market factors, or that the Company will return to profitability and growth. Additional factors are identified under the heading "Factors That May Affect Future Results and Financial Condition". The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

OVERVIEW

         NetManage, Inc. (the "Company") develops, markets and supports an integrated set of application, server, and development tool software for the Microsoft Windows, Windows 95, and Windows NT platforms. The Company's standards-based products provide TCP/IP and SNA host access, UNIX access including NFS and X, and ActiveX-based development. The Company's products include the Chameleon ATX family (Chameleon HostLink, Chameleon NFS/X), ECCO Pro, and the Z-Mail messaging family. Its products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries, and authorized channel partners. Since the Company's inception, revenues from the Chameleon family of products have represented substantially all of the Company's revenues, and the Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues for the foreseeable future.

         In July 1996, the Company acquired all of the outstanding stock of Maximum Information, Inc. ("MaxInfo"), in exchange for shares of the Company's common stock. This transaction was accounted for as a pooling of interests during the third quarter of 1996. The operations of MaxInfo, however, were not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements have not been restated to reflect the acquisition retroactively. Accordingly, the operations of MaxInfo from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

         In November 1996, the Company acquired all of the outstanding stock of AGE Logic, Inc. ("AGE") in exchange for shares of the Company's common stock. The transaction was accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements for the years ended December 31, 1995, 1994 and 1993 have been restated to combine the results of AGE and the Company. The Company's financial statements for the year ended December 31, 1992 have not been restated, however, as the results of operations for AGE were not materially significant to the Company's consolidated financial statements. The Company also acquired all of the outstanding stock of Syzygy Communications, Inc. ("Syzygy"), in exchange for shares of the Company's common stock, in October 1995. This transaction was also accounted for as a pooling of interests. The operations of Syzygy, however, were not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements have not been restated to reflect the acquisition retroactively. Accordingly, the operations of Syzygy from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

         In 1994, the Company acquired all of the outstanding stock of Arabesque Software, Inc. ("Arabesque") and Ariana, S.A. ("Ariana"). These transactions were accounted for as purchases and the operations of Arabesque and

Ariana from the dates of acquisition forward have been recorded in the Company's consolidated financial statements.

RESULTS OF OPERATIONS

         The Company experienced a significant decline in net revenues and net income during the year ended December 31, 1996 as compared to the prior year. The decline in net revenues primarily reflects increased competition, pricing pressures and general confusion in the marketplace resulting from rapidly changing technology and product introductions. In addition, the decline reflects the Company's lack of success in marketing and selling its products in the United States and Japan in particular, and also reflects the inability to realize any significant revenues from the Company's recent acquisitions of products and technology. Operating expenses for 1996 included increased costs related to the Company's acquisition activity, particularly headcount-related costs, and increased costs related to the Company's investment in expanding its direct corporate sales and support functions in the United States, neither of which has yet produced the expected results in terms of increased net revenues. In addition, operating expenses for 1996 included a fourth quarter charge of $13.4 million for the write off of in-process research and development in connection with the purchases of technology from Applicom Software Industries
(1990) Ltd. and U.S. Computer Software, Inc. (see Note 3 of Notes to Consolidated Financial Statements). Operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expense growth, coupled with the significant decline in net revenues, resulted in a net loss of $5.7 million for the year ended December 31, 1996. Operating expenses are expected to decline in terms of absolute dollars in the future. Such operating expenses may increase, however, in the future as a percentage of net revenues in the event the Company's revenues decline more than its operating expenses. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

------------------------------------------------------------------------------------------
(Dollars in millions)                           December 31,                   Change
Year ended                                  1996           1995            $            %
------------------------------------------------------------------------------------------
Net revenues:
    License fees                           $ 89.3         $112.1        $(22.7)       (20.3%)
    Services                                 15.3           13.4           1.9         14.2%
                                           ------         ------        ------
      Total net revenues                   $104.6         $125.5        $(20.8)       (16.6%)

  As a percentage of net revenues:
    License fees                             85.4%          89.3%
    Services                                 14.6%          10.7%
                                           ------         ------
      Total net revenues                    100.0%         100.0%

Gross margin                               $ 92.8         $112.4        $(19.6)       (17.4%)
    As a percentage of net revenues          88.7%          89.6%

Research and development                   $ 27.9         $ 23.9        $  4.1         17.1%
    As a percentage of net revenues          26.7%          19.0%

Sales and marketing                        $ 52.2         $ 46.1        $  6.1         13.1%
    As a percentage of net revenues          49.9%          36.8%

General and administrative                 $ 11.2         $  9.8        $  1.4         14.2%
    As a percentage of net revenues          10.7%           7.8%

Write-off of in-process
      research and development             $ 13.4         $   --        $ 13.4        100.0%
    As a percentage of net revenues          12.8%            --

Amortization of goodwill                   $  1.5         $  1.3        $  0.2         17.6%
    As a percentage of net revenues           1.5%           1.0%

Acquisition costs                          $  0.2         $  1.7        $ (1.5)       (88.3%)
    As a percentage of net revenues           0.2%           1.4%

Interest income                            $  5.6         $  4.5        $  1.1         25.2%
    As a percentage of net revenues           5.4%           3.6%

Equity in losses of
      unconsolidated affiliate             $  1.0         $  0.3        $  0.7        228.4%
    As a percentage of net revenues           1.0%           0.2%

Provision (benefit) for income taxes       $ (3.3)        $ 11.5        $(14.8)      (129.0%)
    Effective tax rate                        n/a           34.0%

Net income (loss)                          $ (5.7)        $ 22.3        $(28.0)      (125.6%)
    As a percentage of net revenues           n/a           17.8%
-------------------------------------------------------------------------------------------

Net revenues

         Historically substantially all of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses. During the year ended December 31, 1996, however, license fees declined significantly and service revenues increased in absolute dollars year over year by approximately 14%.

         License fees decreased both in absolute dollars and as a percentage of net revenues during the year ended December 31, 1996 as compared to the same period of 1995. The decline in license fees was primarily attributable to increased competition, heightened pricing pressures and the general confusion within the marketplace resulting from rapidly changing technology and product introductions, the delayed release of Windows NT 4.0, and the slow adoption of Windows 95 in corporate accounts, all of which contributed to delayed buying decisions, particularly by corporate users. In addition, the decline reflects the Company's lack of success in marketing and selling its products in the United States and Japan in particular, and also reflects the inability of the Company to realize any significant revenues from its recent acquisitions of products and technology. These factors may lead to lower unit volumes as well as lower average prices for the foreseeable future. While the Company has been adjusting its operations to address these issues, there can be no assurance that revenues will stabilize or increase in the future. Service revenues increased in absolute dollars year over year by approximately 14% and as a percentage of net revenues increased to nearly 15% of total net revenues. These increases primarily reflect the Company's focus on marketing its customer support services domestically in 1996.

         During mid-1995, the Company expanded its worldwide operations with new sales offices internationally in Europe and Japan. International revenues as a percentage of total net revenues were 33% and 30% for the years ended December 31, 1996 and 1995, respectively. During the fourth quarter of 1996, in particular, the Company was unsuccessful in marketing and selling its products in Japan, which in 1995 and the first half of 1996 accounted for the majority of the Company's international revenues. The Company has recently addressed and taken steps with respect to staffing and management, distributor relationships, and product marketing in Japan, however there can be no assurance that the Company will be successful in its attempts to more successfully market and sell its products in Japan in the future.

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

         No customer accounted for more than 10% of net revenues during the years ended December 31, 1996 and 1995.

Gross margin

         Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products, costs associated with product packaging, documentation and software duplication, and the amortization and writedown of purchased software. A charge of approximately $2.7 million is included in cost of revenues for the year ended December 31, 1996 for the amortization and write-off of software purchased in early 1996. The write-off of purchased software primarily resulted from the Company's decision during the fourth quarter of 1996 to discontinue its ChameleonNFS for Mac OS and Xoftware(R) for Mac OS product lines. Gross margin, as a percentage of net revenues, declined slightly between the years ended December 31, 1996 and 1995, primarily as a result of the decline in the revenue base and the write-off discussed above. Cost of service revenues through December 31, 1996 has not been material and is not reported separately.

         Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues. The Company typically recognizes higher gross margins on direct sales than on sales through indirect channels and higher gross margins on license fee revenues than on service revenues.

Research and development

         Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The increase in R&D for the year ended December 31, 1996 as compared to the prior year primarily reflects the hiring of product development engineers in the United States and Israel during 1996, in part reflecting the high employee attrition experienced in both locations.

         The Company expects that R&D expenses will decrease in absolute dollars in the future and expects that R&D expenses as a percentage of net revenues will fluctuate depending on future revenue levels, acquisitions and licensing of technology. The Company expects to reduce operating costs by discontinuing certain products and development efforts, particularly those with low future revenue potential. The Company has recently organized into business units, one focused on the core business and the other on emerging technologies. In the Core Products Business unit, the Company will continue to focus on improving the performance and usability of ChameleonNFS/X and Chameleon HostLink, the products which currently represent the majority of the Company's revenue. Revenues from the Core Products Business unit will be used to seed the Emerging Technologies Business unit, where new products are researched, tested and sold.

         Software development costs are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established, which the Company defines as a working model and further defines as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Costs which do not qualify for capitalization are charged to R&D expense when incurred. As previously discussed, approximately $2.7 million is included in cost of revenues at December 31, 1996 for the amortization and write-off of software purchased in early 1996. To date, internal software development costs that were eligible for capitalization have not been significant and the Company has charged all internal software developments costs to research and development expense as incurred.

Sales and marketing

         Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. The increase in S&M expenses for the year ended December 31, 1996 compared to the prior year, both in absolute dollars and as a percentage of net revenues, reflects increased costs related to the Company's investment in expanding its direct corporate sales and support functions in the United States and increased marketing activities, including advertising, trade show participation and promotions.

         The Company believes that S&M expenses will decrease in absolute dollars in the future as the Company focuses on controlling operating expenses relative to revenues and returning the Company to profitability and growth. The Company expects that S&M expenses as a percentage of net revenues will fluctuate depending on future revenue levels.

General and administrative

         General and administrative ("G&A") expenses increased in absolute dollars and as a percentage of net revenues for the year ended December 31, 1996, compared to the prior year primarily as a result of increased staffing and associated expenses necessary to support and improve the Company's infrastructure. The increase as a percentage of net revenues was also attributable to the decreased revenue base.

         The Company believes that G&A expenses will decrease in absolute dollars in the future as the Company focuses on controlling operating expenses relative to revenues and returning the Company to profitability and growth. The Company expects that G&A expenses as a percentage of net revenues will fluctuate depending on future revenue levels.

Write-off of in-process research and development

         During the year ended December 31, 1996, the Company purchased technology from several parties. The majority of the $13.4 million fourth quarter charge is attributable to the Company's purchases of technology from Applicom Software Industries (1990) Ltd. ("Applicom") and U.S. Computer Software, Inc. ("U.S. Computer"). In management's opinion, both purchases of technology had not reached technological feasibility and had no probable future alternative use. Accordingly, such amounts were deemed to be in-process research and development and were charged to operations for the year ended December 31, 1996.

Amortization of goodwill

         During 1996, the Company purchased certain assets related to the Z-Mail business, an electronic mail and messaging system, of Network Computing Devices, Inc. ("NCD"). The assets purchased include goodwill which is being amortized on a straight-line basis over a two year period beginning July 1996. In 1994, the Company recorded approximately $2.6 million of goodwill, primarily in connection with the acquisitions of Arabesque and Ariana. Goodwill from these two acquisitions was being amortized on a straight-line basis and was fully amortized at December 31, 1996.

Acquisition costs

         The Company incurred acquisition costs during the year ended December 31, 1996 related to the aforementioned acquisition of MaxInfo, which was accounted for as a pooling of interests. Acquisition costs for the year ended December 31, 1995 primarily related to the aforementioned acquisitions of Syzygy and AGE, which were also accounted for as poolings of interests. Acquisition costs consisted primarily of investment banking, legal, accounting and other related expenses.

Interest income

         Interest income increased in absolute dollars and as a percentage of net revenues primarily as a result of higher average cash and investment balances during the year ended December 31, 1996 compared to the prior year.

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

Provision (benefit) for income taxes

         The Company recorded a benefit for income taxes of approximately $3.3 million on a net loss of approximately $5.7 million for the year ended December 31, 1996 compared to a provision for income taxes of approximately $11.5 million on net income of approximately $22.3 million for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

------------------------------------------------------------------------------------------
(Dollars in millions)                          December 31,                   Change
Year ended                                 1995          1994            $             %
------------------------------------------------------------------------------------------
Net revenues:
    License fees                          $112.1        $ 64.7        $ 47.4          73.3%
    Services                                13.4           6.8           6.6          97.0%
                                          ------        ------        ------
      Total net revenues                  $125.5        $ 71.5        $ 54.0          75.5%

As a percentage of net revenues:
    License fees                            89.3%         90.5%
    Services                                10.7%          9.5%
                                          ------        ------
      Total net revenues                   100.0%        100.0%

Gross margin                              $112.4        $ 64.2        $ 48.2          75.1%
    As a percentage of net revenues         89.6%         89.8%

Research and development                  $ 23.9        $ 11.3        $ 12.6         110.9%
    As a percentage of net revenues         19.0%         15.8%

Sales and marketing                       $ 46.1        $ 18.7        $ 27.4         146.5%
    As a percentage of net revenues         36.8%         26.2%

General and administrative                $  9.8        $  5.2        $  4.6          87.6%
    As a percentage of net revenues          7.8%          7.3%

Write-off of in-process
      research and development            $   --        $  2.0        $ (2.0)       (100.0%)
    As a percentage of net revenues           --           2.8%

Amortization of goodwill                  $  1.3        $  0.3        $  1.0         314.7%
    As a percentage of net revenues          1.0%          0.4%

Acquisition costs                         $  1.7        $   --        $  1.7         100.0%
    As a percentage of net revenues          1.4%           --

Interest income                           $  4.5        $  2.6        $  1.9          73.8%
    As a percentage of net revenues          3.6%          3.6%

Provision for income taxes                $ 11.5        $ 11.4        $  0.1           0.9%
    Effective tax rate                      34.0%         39.0%
------------------------------------------------------------------------------------------

Net revenues

         The increase in license fees was primarily attributable to increased market acceptance of the Company's Chameleon family of products as well as the contribution of increased sales of the Company's ECCO Pro product, which resulted from the acquisition of Arabesque in 1994. Also, the Company focused domestic marketing efforts on indirect sales channels which contributed to the increase in revenues in 1995.

         During 1995, the Company continued expanding its worldwide operations with new sales offices both internationally, in Europe and Japan, and domestically. As a result, international revenues, including export sales, accounted for approximately 30% and 19% of net revenues in 1995 and 1994, respectively. The increase in international revenues was attributable primarily to the establishment of sales offices in London, Munich, Tokyo and Paris; the latter was established as a result of the Company's acquisition of its French distributor, Ariana, in December 1994. A shift in international marketing efforts towards indirect channels, including increasing the number of international distributors and resellers, also contributed to the increase. Finally, the introduction of an increased number of localized versions of the Company's products also contributed to the increased acceptance of the Company's products in the international marketplace.

         No customer accounted for more than 10% of net revenues during the years ended December 31, 1995 and 1994.

Gross margin

         Cost of revenues primarily included royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with product packaging, documentation and software duplication. Cost of service revenues through December 31, 1995 was not material and was not reported separately.

Research and development

         R&D expenses consisted primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The increase, both in absolute dollars and as a percentage of net revenues, primarily reflected the hiring of additional product development engineers in the United States and Israel during 1995.

Sales and marketing

         S&M expenses consisted primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. The increase in S&M expenses, both in absolute dollars and as a percentage of net revenues, reflected increased salaries and commissions due to increased staffing and to sales commissions on significantly higher revenues during the year ended December 31, 1995, the growth of internal telesales and customer service and support functions, the opening of foreign sales offices in Europe and Japan in 1995, as well as domestic sales offices, and increased marketing activities, including trade show participation, advertising and promotions.

General and administrative

         G&A expenses increased in absolute dollars and as a percentage of net revenues primarily as a result of increased staffing and associated expenses which were necessary to manage and support the Company's growth.

Write-off of in-process research and development

         For the year ended December 31, 1994, the Company allocated $2.0 million of the purchase price related to the Arabesque acquisition to research and development projects that, in management's opinion, had not reached technological feasibility and had no probable alternative future use. No such expenses were incurred for the year ended December 31, 1995.

Amortization of goodwill

         In 1994, the Company recorded approximately $2.6 million of goodwill, primarily in connection with the acquisitions of Arabesque and Ariana. Goodwill was amortized on a straight-line basis over two years.

Acquisition costs

         The Company incurred acquisition costs in 1995 related to the aforementioned acquisitions of Syzygy and AGE. These costs consisted primarily of investment banking, legal, accounting and other related expenses.

Interest income

         The increase in interest income was reflective of the increase in cash generated by operating activities and the increase in the interest rates received on higher levels of cash throughout 1995.

Provision for income taxes

         The Company's effective tax rate in 1995 decreased to 34% from 39% in 1994, reflecting the increased benefit of tax-free interest income and benefits derived from increased international operations which are subject to a lower tax rate.

LIQUIDITY AND CAPITAL RESOURCES

-----------------------------------------------------------------
                                                As of December 31,
(In millions)                                    1996        1995
-----------------------------------------------------------------
Cash and cash equivalents                       $19.5       $32.6
Short-term investments                           46.6        47.5
Long-term investments                            37.2        29.2
Net cash provided by operating activities        13.7        28.1
Net cash used in investing activities            30.8        43.4
Net cash provided by financing activities         4.7         4.8
-----------------------------------------------------------------

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

         During the year ended December 31, 1996, the Company's aggregate cash and cash equivalents, short-term investments and long-term investments decreased from $109.3 million to $103.3 million. This decrease was due primarily to operating losses.

         The Company's principal investing activities to date have been the purchase of short-term and long-term investments, purchases of technology, and purchases of property and equipment. Net of proceeds from maturities, the Company invested $8.8 million in short-term and long-term investments during 1996. Cash expenditures for purchased technology and the acquisition of a business amounted to $12.7 million in 1996. In addition, expenditures for purchases of property and equipment were $4.7 million in 1996 and were primarily purchases of computers and, to a lesser extent, office equipment. The Company does not have any specific commitments with regard to future capital expenditures and it is anticipated that such spending will decline. The Company's principal commitment as of December 31, 1996 consists of leases on its facilities.

         Net cash provided by financing activities in 1996 reflects proceeds from the issuance of common stock under the Company's stock purchase plan and stock option plans.

         The Company and Elron have guaranteed a bank line of credit for NetVision in the amount of $2.0 million. As of December 31, 1996, there was no outstanding balance on this line of credit.

         At December 31, 1996, the Company had working capital of $71.7 million. The Company believes that its current cash balances and operating cash flows will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         The Company has experienced and expects to experience in future periods significant fluctuations in operating results that may be caused by many factors including, among others, demand for the Company's products; introduction or enhancements of products by the Company or its competitors; technological changes in computer networking; market acceptance of new products; customer order deferrals in anticipation of new products; the size and timing of individual orders; mix of international and domestic revenues; mix of distribution channels through which the Company's products are sold; seasonality of revenues; quality control of products; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         Because the Company generally ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve profitability. Fluctuations in operating results may also result in volatility in the price of the Company's common stock.

Product Development and Competition

         The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. Particularly over the past year, many customers have delayed purchase decisions due to the confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve its position in this industry, the Company must continue to enhance its current products and to develop, introduce successfully and market new products on a timely and cost-effective basis. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's results of operations. The failure to develop on a timely basis these or other enhancements incorporating new functionality could cause customers to delay purchase of the Company's current products or cause customers to purchase products from the Company's competitors; either situation would adversely affect the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

         Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company has recently experienced price declines for its products, contributing to lower revenues. Any further material reduction in the price of the Company's products would require the Company to increase unit sales in order to maintain revenues at existing levels. There can be no assurance that the Company will be successful in doing so.

         The Company's competitors could seek to expand their product offerings by designing and selling products using TCP/IP or other technology that could render obsolete or adversely affect sales of the Company's products. For example, Microsoft Corporation ("Microsoft"), a company with significantly greater financial, development and marketing resources, has recently introduced a personal information manager and has included this product in a suite of software. This development may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company's products.

         Substantially all of the Company's net revenues have been derived from the sales of products that provide inter-networking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products would be materially adversely affected by market developments adverse to Windows. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide on a timely basis products compatible with future Window releases.

Marketing and Distribution

         As part of its strategy to develop multiple distribution channels, the Company expects to increase its use of resellers, particularly value added resellers and system integrators, in addition to distributors and original equipment manufacturers. The Company expects that indirect sales will grow as a percentage of both domestic and total revenues and that any material increase in the Company's indirect sales as a percentage of revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract resellers and distributors who will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the Company's products, and the inability to recruit or retain important resellers or distributors could adversely affect the Company's results of operations.

Global Market Risks

         The Company derived approximately 33% of net revenues from international sales during the year ended December 31, 1996. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's results of operations.

Employee Retention

         The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley in California and in Haifa, Israel. During the latter half of 1996, the Company experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals. The Company has and will continue to address the issue of attrition, and in fact in January 1997, repriced the majority of its outstanding stock options in an effort to retain its employees and become competitive in the extremely competitive employment market. Managing employee attrition, integrating acquired operations and products and expanding both the geographic area of its customer base and operations have resulted in substantial demands on the Company's management resources. The Company's future operating results will be dependent in part on its ability to attract and retain its employee workforce, train and manage its management and employee base, and continue to implement and improve its operating and financial controls. There can be no assurance that the Company will be able to manage such challenges successfully.

Other

         The Company regularly evaluates product and technology acquisition opportunities and anticipates that it may make additional acquisitions in the future. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention away from day-to-day matters and potential loss of key employees from acquired companies. To date, the Company's acquisitions have not contributed significantly to revenues, and there can be no assurance that the Company will be able to integrate successfully the operations and personnel acquired to date, and if applicable, in the future. The failure of the Company to do so could have a material adverse effect on the Company's results of operations.

QUARTERLY FINANCIAL INFORMATION

         The following table sets forth unaudited quarterly financial information for the Company's last eight quarters. The Company's consolidated financial results were restated for the year ended December 31, 1995 to include the combined operating results of AGE and the Company, as previously described. This unaudited information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the information for the periods presented.

         The Company has experienced and expects to experience in future periods significant fluctuations in operating results that may be caused by many factors, including, among others, those described above within "Factors That May Affect Future Results and Financial Condition". The Company's future revenues and results of operations could be subject to significant volatility and may also be unpredictable due to shipment patterns typical of the software industry. A significant percentage of the Company's revenues are generally expected to be recognized in the third month of each quarter and may tend to occur in the latter half of that month. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.


                                                           1995
                                     -------------------------------------------------
(In thousands, except per            Mar. 31       June 30       Sept. 30      Dec. 31
  share data)                        -------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                         $26,936       $32,034       $35,250       $31,226

Gross margin                          24,213        28,471        31,761        27,936

Income (loss) from operations          7,110         8,073        10,228         4,185

Net income (loss)                      5,345         6,121         7,561         3,270

Net income (loss) per share          $  0.12       $  0.14       $  0.18       $  0.08


Weighted average common shares
  and equivalents                     42,803        42,702        43,043        43,330

Price range per common               $ 16.94-      $ 15.00-      $ 16.13-      $ 19.00-
  share (1)                          $ 21.63       $ 21.25       $ 26.25       $ 29.88


                                                            1996
                                     ------------------------------------------------
(In thousands, except per            Mar. 31       June 30      Sept. 30     Dec. 31
  share data)                        ------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                         $33,022       $26,775      $25,426     $ 19,373

Gross margin                          29,751        24,238       23,043       15,727

Income (loss) from operations          6,792           640         (443)     (20,642)

Net income (loss)                      5,020         1,635          241      (12,601)

Net income (loss) per share          $  0.12       $  0.04      $  0.01     $  (0.29)


Weighted average common shares
  and equivalents                     43,141        43,521       43,049       42,931

Price range per common               $  9.88-      $  9.75-     $  7.88-    $   5.63-
  share (1)                          $ 22.69       $ 18.00      $ 12.75     $   8.56



(1) The Company's common stock is traded on the Nasdaq National Market System under the symbol NETM. Price range per share is based on the quarterly high and low closing prices for the Company's common stock as reported by Nasdaq, adjusted for the two-for-one stock dividends effected in May 1994 and April 1995. As of February 28, 1997 there were 687 stockholders of record.

--------------------------------------------------------------------------------

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements                             Page
         Financial Statements:

                  Report of Independent Public Accountants                        24
                  Consolidated Balance Sheets at December 31, 1996 and 1995       25
                  Consolidated Statements of Operations --
                    Years ended December 31, 1996, 1995 and 1994                  26
                  Consolidated Statements of Stockholders' Equity --
                    Years ended December 31, 1996, 1995 and 1994                  27
                  Consolidated Statements of Cash Flows --
                    Years ended December 31, 1996, 1995 and 1994                  28
                  Notes to Consolidated Financial Statements                   29-39

         Financial Statement Schedules

                  II.  Valuation and Qualifying Accounts                          43

                  All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To NetManage, Inc.:

        We have audited the accompanying consolidated balance sheets of NetManage, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetManage, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                   ARTHUR ANDERSEN LLP



San Jose, California
January 22, 1997 (except with respect
to the second paragraph of Note 4, as
to which the date is March 21, 1997)

                                 NETMANAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                   1996            1995
                                                                                 --------        --------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $ 19,483        $ 32,593
   Short-term investments                                                          46,609          47,496
   Accounts receivable, less allowances of $2,012 and $2,516, respectively         13,915          20,397
   Prepaid expenses and other current assets                                       13,191           6,990
                                                                                 --------        --------
        Total current assets                                                       93,198         107,476
                                                                                 --------        --------
PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                                                 14,874          10,656
   Furniture and fixtures                                                           5,622           5,034
   Leasehold improvements                                                           1,434           1,355
                                                                                 --------        --------
                                                                                   21,930          17,045
   Less - Accumulated depreciation                                                 (9,872)         (4,900)
                                                                                 --------        --------
          Net property and equipment                                               12,058          12,145
                                                                                 --------        --------

LONG-TERM INVESTMENTS                                                              37,201          29,205
GOODWILL AND OTHER INTANGIBLES, net                                                 1,763           1,439
OTHER ASSETS                                                                        8,309           4,206
                                                                                 --------        --------
                                                                                 $152,529        $154,471
                                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $  2,060        $  4,749
   Accrued liabilities                                                              4,154           3,680
   Accrued payroll and payroll-related expenses                                     4,779           4,003
   Deferred revenue                                                                 8,839          10,877
   Income taxes payable                                                             1,698             429
                                                                                 --------        --------
        Total current liabilities                                                  21,530          23,738
                                                                                 --------        --------

LONG-TERM LIABILITIES                                                               1,708           1,336
                                                                                 --------        --------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value -
      Authorized - 75,000,000 shares
      Outstanding - 43,148,350 shares and 41,660,332 shares, respectively             431             417
   Additional paid-in capital                                                      90,193          83,520
   Retained earnings                                                               39,751          45,850
   Cumulative translation adjustment                                               (1,084)           (390)
                                                                                 --------        --------
        Total stockholders' equity                                                129,291         129,397
                                                                                 --------        --------
                                                                                 $152,529        $154,471
                                                                                 ========        ========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 NETMANAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                    YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                               1996            1995            1994
                                                             --------        --------        --------
NET REVENUES:
   License fees                                              $ 89,334        $112,079        $ 64,679
   Services                                                    15,262          13,367           6,787
                                                             --------        --------        --------
        Total net revenues                                    104,596         125,446          71,466

COST OF REVENUES                                               11,837          13,065           7,282
                                                             --------        --------        --------

GROSS MARGIN                                                   92,759         112,381          64,184
                                                             --------        --------        --------
OPERATING EXPENSES:
   Research and development                                    27,938          23,861          11,316
   Sales and marketing                                         52,167          46,117          18,709
   General and administrative                                  11,198           9,808           5,227
   Write-off of in-process research and development            13,384              --           2,000
   Amortization of goodwill                                     1,526           1,298             313
   Acquisition costs                                              199           1,701              --
                                                             --------        --------        --------

        Total operating expenses                              106,412          82,785          37,565
                                                             --------        --------        --------
INCOME (LOSS) FROM OPERATIONS                                 (13,653)         29,596          26,619

INTEREST INCOME                                                 5,625           4,494           2,586
EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE                   (1,005)           (306)             --
                                                             --------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                              (9,033)         33,784          29,205
PROVISION (BENEFIT) FOR INCOME TAXES                           (3,328)         11,487          11,390
                                                             --------        --------        --------
NET INCOME (LOSS)                                            $ (5,705)       $ 22,297        $ 17,815
                                                             ========        ========        ========

NET INCOME (LOSS) PER SHARE                                  $  (0.13)       $   0.52        $   0.43
                                                             ========        ========        ========

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS                 42,341          42,955          41,103
                                                             ========        ========        ========



       The accompanying notes are an integral part of these consolidated financial statements.

                                 NETMANAGE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                      Common Stock           Additional                     Cumulative
                                                -----------------------       Paid-in        Retained       Translation
                                                  Shares         Amount       Capital        Earnings       Adjustment       Total
                                                ----------       ------       -------        --------       ----------     --------
BALANCE, DECEMBER 31, 1993                      34,327,992        $ 88        $34,851        $ 6,536        $    --        $ 41,475
  Issuance of common stock for cash in
    secondary public offering                    4,940,000          12         37,930             --             --          37,942
  Issuance of common stock to
    officer in exchange for bank guarantee          19,238          --             36             --             --              36
  Two-for-one stock dividend                            --          97            (97)            --             --              --
  Sale of common stock under
    employee stock purchase plan                   211,498           1            957             --             --             958
  Exercise of stock options                        821,559           5            322             --             --             327
  Compensation costs related to
    stock option grants                                 --          --            138             --             --             138
  Income tax benefit from stock option
    transactions                                        --          --            615             --             --             615
  Net income                                            --          --             --         17,815             --          17,815
                                                ----------        ----        -------        -------        -------        --------
BALANCE, DECEMBER 31, 1994                      40,320,287         203         74,752         24,351             --          99,306
  Two-for-one stock dividend                            --         199           (199)            --             --              --
  Sale of common stock under
    employee stock purchase plan                   145,145           2          2,020             --             --           2,022
  Exercise of stock options                        740,550           8          2,734             --             --           2,742
  Compensation costs related to stock
    option grants                                       --          --            109             --             --             109
  Income tax benefit from stock option
    transactions                                        --          --          2,080             --             --           2,080
  Pooling of interests with Syzygy
    Communications, Inc.                           394,000           4          1,251           (798)            --             457
  Common stock issued in connection
    with the acquisition of Pacer
    Software, Inc.                                  64,600           1            773             --             --             774
  Repurchase of common stock from
    employees for cash                              (4,250)         --             --             --             --              --
  Translation adjustment                                --          --             --             --           (390)           (390)
  Net income                                            --          --             --         22,297             --          22,297
                                                ----------        ----        -------        -------        -------        --------
BALANCE, DECEMBER 31, 1995                      41,660,332         417         83,520         45,850           (390)        129,397
  Sale of common stock under
    employee stock purchase plan                   226,124           2          1,868             --             --           1,870
  Exercise of stock options                        666,399           7          2,831             --             --           2,838
  Income tax benefit from stock option
    transactions                                        --          --            642             --             --             642
  Pooling of interests with Maximum
    Information, Inc.                              590,448           6            334           (394)            --             (54)
  Issuance of common stock for
    purchase of technology                         121,997           1            999             --             --           1,000
  Repurchase of common stock from
    employees for cash                            (116,950)         (2)            (1)            --             --              (3)
  Translation adjustment                                --          --             --             --           (694)           (694)
  Net loss                                              --          --             --         (5,705)            --          (5,705)
                                                ----------        ----        -------        -------        -------        --------
BALANCE, DECEMBER 31, 1996                      43,148,350        $431        $90,193        $39,751        $(1,084)       $129,291
                                                ==========        ====        =======        =======        =======        ========



        The accompanying notes are an integral part of these consolidated financial statements.

                                 NETMANAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------------------
                                                                                     1996            1995            1994
                                                                                   --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                            $ (5,705)       $ 22,297        $ 17,815
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                  9,846           6,545           1,787
       Compensation costs related to stock issuances and stock option grants             --             109             174
       Provision for doubtful accounts and returns                                      886           1,842           3,534
       Equity in losses of unconsolidated affiliate                                   1,005             306              --
       Write-off of in-process research and development                              13,384              --           2,000
       Write-down of purchased technology to net realizable value                     1,248              --              --
       Changes in assets and liabilities, net of business combinations:
         Accounts receivable                                                          5,611          (7,885)        (10,519)
         Prepaid expenses and other current assets                                   (6,201)         (4,407)         (4,979)
         Accounts payable                                                            (2,689)          3,073              38
         Accrued liabilities, payroll and payroll-related expenses                     (330)            424           2,692
         Deferred revenue                                                            (2,094)          3,625           5,729
         Income taxes payable                                                        (1,268)          2,183             501
                                                                                   --------        --------        --------
            Net cash provided by operating activities                                13,693          28,112          18,772
                                                                                   --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of short-term investments                                           (44,201)        (75,550)        (31,306)
      Proceeds from maturities of short-term investments                             45,045          47,220          18,000
      Purchases of long-term investments                                            (32,841)        (15,133)        (27,279)
      Proceeds from maturities of long-term investments                              23,205          11,111           1,000
      Purchases of property and equipment                                            (4,716)        (10,103)         (3,846)
      Acquisition of businesses, net of cash acquired                                (1,325)            540          (3,818)
      Acquisition of in-process research and development                            (11,384)             --              --
      Purchases of technology and other intangible assets                            (2,668)             --              --
      Investment in unconsolidated affiliate                                         (1,929)         (1,529)             --
                                                                                   --------        --------        --------
            Net cash used in investing activities                                   (30,814)        (43,444)        (47,249)
                                                                                   --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock, net of issuance costs                       4,708           4,764          39,227
      Repurchase of common stock                                                         (3)             --              --
                                                                                   --------        --------        --------
            Net cash provided by financing activities                                 4,705           4,764          39,227
                                                                                   --------        --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (694)           (390)             --
                                                                                   --------        --------        --------
NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS                               (13,110)        (10,958)         10,750
CASH AND CASH EQUIVALENTS, beginning of year                                         32,593          43,551          32,801
                                                                                   --------        --------        --------
CASH AND CASH EQUIVALENTS, end of year                                             $ 19,483        $ 32,593        $ 43,551
                                                                                   ========        ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the year for:
       Interest                                                                    $     --        $     46        $     15
       Income taxes                                                                   2,852          11,240          13,938



        The accompanying notes are an integral part of these consolidated financial statements.

                                 NETMANAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS AND ORGANIZATION:

         NetManage, Inc. (the "Company") develops, markets and supports an integrated set of application, server and development tool software for the Microsoft Windows, Windows 95 and Windows NT platforms. The Company's standards-based products provide TCP/IP and SNA host access, UNIX access including NFS and X, and ActiveX-based development. The Company's products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized distribution partners. The Company's products include the Chameleon ATX family (Chameleon HostLink, ChameleonNFS/X), ECCO Pro and the Z-Mail messaging family.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's 50% investment in NetVision, Ltd. ("NetVision") is accounted for using the equity method.

Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation and Foreign Exchange Contracts

         The functional currency of the Company's foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the subsidiaries' financial statements are reported as a separate component of stockholders' equity. The Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on those balance sheet accounts denominated in foreign currency, other than the entities' local currency, that give rise to transaction gains or losses. The notional amount of the forward contracts was approximately $2.9 million and $11.2 million at December 31, 1996 and 1995, respectively. The 1996 contracts expired on January 29, 1997. Gains and losses on foreign exchange contracts were immaterial for the years ended December 31, 1996 and 1995. The Company had not entered into any such contracts in 1994.

Revenue Recognition

         License fees are earned under software license agreements to end-users and resellers, and are generally recognized when a customer purchase order has been received, the software has been shipped, the Company has a right to invoice the customer, collection of the receivable is probable and there are no significant obligations remaining. The Company offers its customers a 30-day right of return on sales and records an estimate of such returns at the time of product delivery based on historical experience. To date, such returns have been insignificant. Certain of the Company's sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor. The Company's international distributors do not have return rights and, as such, the Company generally recognizes sales to international distributors upon shipment, if all other revenue recognition criteria has been met.

         Service revenues consist of fees for providing system updates for existing software products, user documentation and technical support, generally under annual service agreements, and is recognized ratably over the term of such agreements. If such services are included in the initial licensing fee, the value of the services is unbundled and recognized ratably over the related service period. The cost of service revenues is not material and is included in cost of revenues in the accompanying Consolidated Statements of Operations.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-term and Long-term Investments

         The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company's investments are classified as held-to-maturity and are valued using the amortized cost method. The Company's investments mature at various dates through October 1999. Investments with a maturity of greater than one year from the balance sheet date are classified as long-term investments. At December 31, 1996 and 1995, the fair value of the investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the investments was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of the Company's investments by major security type consisted of the following as of December 31, 1996 and 1995 (in thousands):

                  DESCRIPTION                          1996         1995
                  ----------------------------       -------       -------
                  Municipal bonds                    $69,441       $59,890
                  Auction rate securities             11,200        12,302
                  CDs/Bankers acceptance notes         1,669         3,007
                  Government securities                1,500         1,502
                                                     -------       -------
                                                     $83,810       $76,701
                                                     =======       =======

Property and Equipment

         Property and equipment are recorded at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized, other repairs and maintenance are expensed. Depreciation is computed using the straight-line method over the following estimated useful lives:

         CLASSIFICATION                     LIFE
         -------------------------------    ------------------------------
         Computer software and equipment    2 to 3 years
         Furniture and fixtures             5 years
         Leasehold improvements             Shorter of the lease term
                                              or the estimated useful life

Goodwill

         Goodwill arising from the Company's acquisitions (see Note 3) is amortized on a straight-line basis over two years. Accumulated amortization was $3,137,000 and $1,611,000 at December 31, 1996 and 1995, respectively.

Software Development Costs

         Software development costs are accounted for in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as the development of a working model and further defines as the development of a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Such costs are reported at the lower of unamortized cost or net realizable value. Amortization of purchased software is generally computed on a straight-line basis over one to five years or, if less, the estimated remaining economic life of the underlying products. To date, internal software development costs that were eligible for capitalization have not been significant and the Company has charged all software development costs to research and development as incurred.

         For the year ended December 31, 1996, approximately $2.7 million is included in the accompanying Consolidated Statements of Operations in cost of revenues for the amortization and writedown to net realizable value of software purchased and capitalized during 1996. Prior to 1996, purchased software costs eligible for capitalization had not been significant and the Company charged all such costs to research and development as incurred.

Concentrations of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit the amount of credit exposure to any one issuer and restrict placement of these investments to issuers evaluated as credit worthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies.

Net Income (Loss) Per Share

         Net loss per share data has been computed using the weighted average number of shares of common stock. Net income per share data has been computed using the weighted average number of shares of common stock and common equivalent shares from stock options outstanding (when dilutive using the treasury stock method).

Reclassifications

         Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

3. ACQUISITIONS AND OTHER INVESTMENTS:

         In November 1996, the Company purchased collaborative computing software technology from Applicom Software Industries (1990) Ltd. ("Applicom") for cash consideration of approximately $10.0 million. The Company's intention is to integrate this technology into its Chameleon ATX family in 1997. In the opinion of management, the purchased technology had not reached technological feasibility and had no probable alternative future use. Accordingly, the entire purchase price was deemed to be in-process research and development and was charged to operations in 1996.

         In October 1996, the Company purchased gateway and mail server software technology from U.S. Computer Software, Inc. ("U.S. Computer"). Consideration included cash of approximately $2.2 million and the issuance of approximately 122,000 shares of the Company's common stock valued at $1.0 million. In the opinion of management, the purchased technology had not reached technological feasibility and had no probable alternative future use. Accordingly, the entire purchase price was deemed to be in-process research and development and was charged to operations in 1996.

         In July 1996, the Company acquired all of the outstanding stock of Maximum Information, Inc. ("MaxInfo") in exchange for approximately 590,000 shares of the Company's common stock. The Company also assumed MaxInfo's outstanding employee stock options, which were converted into options to purchase approximately 129,000 shares of the Company's common stock. This transaction was accounted for as a pooling of interests during the third quarter of 1996. The operations of MaxInfo are not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements have not been restated to reflect the acquisition retroactively. Accordingly, the operations of MaxInfo from the acquisition date forward have been recorded in the Company's consolidated financial statements.

         In June 1996, the Company purchased certain assets related to the Z-Mail business, an electronic mail and messaging system, from Network Computing Devices, Inc. The assets purchased include customer lists and records, customer contracts and service agreements, intellectual property rights and the Z-Mail proprietary software. The purchase price included cash consideration of approximately $1.3 million and the assumption of certain Z-Mail business-related liabilities of approximately $0.8 million. The acquisition was accounted for as a purchase. The entire purchase price was allocated to goodwill and other intangibles and is being amortized on a straight-line basis over the estimated lives of the assets purchased of two years. Comparative pro forma financial information has not been presented as the results of operations of the Z-Mail business were not material to the Company's consolidated financial statements.

         In November 1995, the Company acquired all of the outstanding common and preferred stock of AGE Logic, Inc. ("AGE") in exchange for approximately 833,000 shares of the Company's common stock. AGE was a supplier of Desktop-to-UNIX connectivity software and provided a full family of high performance X server, file sharing and terminal emulation products for PC and Macintosh desktops. The Company also assumed AGE's outstanding employee stock options and warrants, which were converted to options and warrants to purchase approximately 167,000 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the years ended December 31, 1995 and 1994 were restated to include the results of AGE. Prior to the merger, AGE's fiscal year end was June 30. AGE's financial statements were restated to a calendar year basis consistent with the Company's year end on December 31.

         Reconciliation of the 1995 and 1994 financial statements with previously reported separate consolidated Company information is presented below (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                    1995             1994
                                                  --------         -------
                  Revenue:
                    NetManage                     $116,628         $61,606
                    AGE                              8,818           9,860
                                                  --------         -------
                      Combined                    $125,446         $71,466
                                                  ========         =======
                  Net income (loss):
                    NetManage                     $ 23,432         $16,394
                    AGE                             (1,135)          1,421
                                                  --------         -------
                     Combined                     $ 22,297         $17,815
                                                  ========         =======

         Prior to the merger with the Company, in March 1995, AGE acquired all of the outstanding stock, stock options and warrants of Pacer Software, Inc. ("Pacer") in exchange for approximately 64,600 shares of the Company's common stock. Pacer was involved in the development and marketing of computer software products. The acquisition was accounted for as a purchase. Accordingly, the results of Pacer from the date of the acquisition forward have been recorded in the Company's consolidated financial statements. The value of the Company's common stock issued in connection with the acquisition was equal to the net assets acquired from Pacer which approximated $774,000. Accordingly, no goodwill was recorded for this transaction. Comparative pro forma financial information has not been presented as the results of operations for Pacer were not material to the Company's consolidated financial statements.

         In October 1995, the Company acquired all of the outstanding stock of Syzygy Communications, Inc. ("Syzygy") in exchange for approximately 394,000 shares of the Company's common stock. Syzygy was an inter-networking communications software company and developer of interconnection and network management software for hardware and software vendors and also provided custom communications software for commercial customers. The Company also assumed Syzygy's outstanding employee stock options and warrants, which were converted to options and warrants to purchase approximately 48,000 shares of the Company's common stock. The transaction was accounted for as a pooling of interests. The operations of Syzygy were not material to the Company's consolidated operations and financial position and, therefore, prior period financial statements were not restated. The results of Syzygy from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

         In July 1995, one of the Company's wholly-owned subsidiaries, NetManage, Ltd., agreed to an investment by Elron Electronics, Ltd. ("Elron") in NetVision, a wholly-owned subsidiary of NetManage, Ltd. Elron's investment in NetVision, comprised of various assets, was equal to the net equity of NetVision as of June 30, 1995. NetManage, Ltd. retains an ownership in NetVision of 50%. Prior to the investment by Elron, the accounts of NetVision were included in the Company's consolidated financial statements. Subsequent to the investment, the Company did not have a majority voting interest in NetVision. Accordingly, NetVision's accounts are no longer consolidated and the Company's remaining investment in NetVision is accounted for by the equity method. During 1996, the Company and Elron each invested approximately an additional $1,500,000 in NetVision. The Company's ownership percentage did not change as a result of this investment. The investment in NetVision of approximately $1,859,000 and $1,223,000 is included in other assets in the accompanying Consolidated Balance Sheets at December 31, 1996 and 1995, respectively. A director of the Company also serves as the Chairman of the Board of Directors, President and Chief Executive Officer of Elron. Elron holds an investment in the common stock of the Company representing approximately 2% of the Company's outstanding shares as of December 31, 1996. In November 1996, the Company and Elron guaranteed a bank line of credit for NetVision in the amount of $2.0 million. As of December 31, 1996 there was no outstanding balance on this line of credit.

         In December 1994, the Company acquired all of the outstanding common stock of Ariana S.A. ("Ariana") of Paris, France. Ariana had been a distributor for the Company since 1993. The total cost of the acquisition, accounted for as a purchase, was $400,000, which exceeded the fair value of the net assets of Ariana, resulting in goodwill of $512,000. The goodwill was amortized on a straight-line basis and was fully amortized at December 31, 1996. Comparative pro forma financial information has not been presented as the results of operations for Ariana were not material to the Company's consolidated financial statements.

         In September 1994, the Company acquired all of the outstanding common stock of Arabesque Software, Inc. ("Arabesque") of Bellevue, Washington for approximately $3.0 million. Arabesque was primarily engaged in the development and marketing of personal information management software products. The acquisition was accounted for as a purchase and the results of operations of Arabesque since the date of acquisition are included in the accompanying consolidated financial statements. In connection with the acquisition, net intangibles of approximately $3.9 million were acquired, of which $2.0 million is reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible of $1.9 million represents goodwill which was amortized on a straight-line basis over two years and was fully amortized at December 31, 1996. Under the terms of the purchase agreement, the Company was contingently liable for future payments of $2.0 million for the achievement of certain technology milestones. The payment for achievement of such milestones totaling $2.0 million was expensed during 1995 ($800,000) and 1994 ($1,200,000). Comparative pro forma financial information has not been presented as the results of operations for Arabesque were not material to the Company's consolidated financial statements.


4. COMMITMENTS AND CONTINGENCIES:

         On January 9, 1997, a securities class action complaint, Head, et al.
v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-0109 CW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The Company believes there is no merit to either case and intends to defend the cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot reasonably be determined, the Company has not accrued for any potential loss contingencies.

         On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. The complaint alleges that, between April 18, 1996 and July 18, 1996, the defendants violated California state law by making false or misleading statements of material fact about the Company's prospects and finances. The complaint seeks an unspecified amount of damages. The Company believes there is no merit to the case and intends to defend it vigorously. There can be no assurance that the Company will be able to prevail in the lawsuit, or that the pendency of the lawsuit will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

         The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of all other such matters presently known to management will not have a material adverse effect on the Company's business, financial position or results of operations.

         Facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2005. As of December 31, 1996, future minimum rental payments under operating leases are as follows (in thousands):

                            YEAR
                            ----------------------
                            1997           $ 3,410
                            1998             2,650
                            1999             1,810
                            2000             1,332
                            2001               605
                            Thereafter       1,790
                                           -------
                                           $11,597
                                           =======

         Rent expense was approximately $3,448,000, $2,885,000 and $1,175,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


5. CAPITAL STOCK:

Common Stock

         In both April 1995 and May 1994, the Company effected two-for-one stock splits (each in the form of a stock dividend) of the Company's common stock. All share and per share amounts in the accompanying consolidated financial statements and notes have been adjusted retroactively to reflect both stock dividends.

         As of December 31, 1996, the Company has reserved the following shares of authorized but unissued common stock:

                 Employee stock option plan                 7,768,092
                 Directors' stock option plan                 739,835
                 Employee stock purchase plan               1,817,233
                                                           ----------
                                                           10,325,160
                                                           ==========

Employee Stock Option Plan

         During 1992, the Company established the 1992 Employee Stock Option Plan (the "Plan"). The Company currently has authorized a total of 9,800,000 shares for issuance under this Plan. The Company may grant incentive stock options or non-statutory stock options to employees, officers, directors and consultants at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant, except that non-statutory options may be granted at 85% of such fair value. Options granted under the Plan generally become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the Plan is ten years, but if the optionee at the time of grant has voting power over more than 10% of the Company's outstanding capital stock, the maximum term is five years.

         The Company has assumed certain options granted to former employees of the companies acquired during 1995 and 1996 (the "Acquired Options"). The Acquired Options were assumed by the Company outside of the Plan, but all are administered as if assumed under the Plan. All of the Acquired Options have been adjusted to effectuate the conversion under the Agreements and Plans of Reorganization between the Company and the companies acquired. The Acquired Options related to two of the companies acquired became immediately exercisable under the original terms of the option agreements. The Acquired Options related to the other company acquired continue to vest under the original vesting schedule over a four-year period. No additional options will be granted under any of the acquired companies' plans.

         In February 1996 and January 1997, upon approval by the Company's Board of Directors, the Company repriced 2,302,338 and 3,451,079 options, respectively, originally issued at prices ranging from $11.63 to $24.62 and $6.63 to $21.25, respectively. The options were repriced at the then current market value of the Company's common stock of $11.13 for the February 1996 repricing and $6.00 for the January 1997 repricing. The Company's Board of Directors extended the vesting period for all options repriced in February 1996 by an additional six months.

Directors' Stock Option Plan

         In July 1993, the Company adopted the 1993 Directors' Stock Option Plan (the "Directors' Plan") and reserved 800,000 shares of common stock for issuance thereunder. Under the Directors' Plan, options may be granted only to non-employee directors of the Company at an exercise price of 100% of the fair market value of the stock on the date of grant. Options granted under the Directors' Plan become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the Directors' Plan is ten years.

Employee Stock Purchase Plan

         In July 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") and reserved 2,400,000 shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at a price per share that is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. For the years ended December 31, 1996, 1995 and 1994 shares issued under the Purchase Plan were 226,124, 145,145 and 211,498, respectively, at prices ranging from $5.79 to $12.54 per share, $12.22 to $15.51 per share and $3.40 to $7.12 per share, respectively.

Stock-Based Compensation Plans

         The Company accounts for the above plans under Accounting Principles Board Opinion ("APB") No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                                     1996             1995
                                                                                   --------         -------
                  Net income (loss):                 As reported                   $ (5,705)        $22,297
                                                     Pro forma                      (11,135)         16,548

                  Net income (loss) per share:       As reported                   $  (0.13)        $  0.52
                                                     Pro forma - Primary              (0.26)           0.39
                                                     Pro forma - Fully diluted        (0.26)           0.41

         Because the method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma effect of compensation cost may not be representative of that to be expected in future years.

         Option activity, including the Acquired Options, under the Company's stock option plans was as follows:


                                                                                     OUTSTANDING OPTIONS
                                                                     ----------------------------------------------------
                                                                                                             WEIGHTED
                                                       OPTIONS                                                AVERAGE
                                                      AVAILABLE         SHARES       PRICE PER SHARE       EXERCISE PRICE
                                                     -----------     -----------     ------------------------------------
Balance at December 31, 1993                           5,357,600       2,242,400     $0.08  -  $ 7.63         $ 1.12
    Granted                                           (2,381,200)      2,381,200      1.87  -   13.00           9.93
    Exercised                                                 --        (771,370)     0.08  -    6.63           0.41
    Terminated                                           110,533        (110,533)     0.78  -    9.00           5.46
                                                     -----------     -----------
Balance at December 31, 1994                           3,086,933       3,741,697      0.08  -   13.00           6.74
    Authorized                                         1,000,000              --
    Granted                                           (2,288,420)      2,288,420      0.76  -   21.25          10.52
    Exercised                                                 --        (689,561)     0.08  -   13.00           3.87
    Terminated                                           749,495        (749,495)     0.08  -   20.63           8.11
                                                     -----------     -----------
Balance at December 31, 1995                           2,548,008       4,591,061      0.08  -   21.25           8.83
    Authorized                                         2,000,000              --
    Granted                                           (1,852,317)      1,852,317      2.03  -   16.63           9.71
    Exercised                                                 --        (631,142)     0.08  -   13.00           4.42
    Terminated                                         1,541,456      (1,541,456)     0.08  -   21.25          10.32
                                                     -----------     -----------
Balance at December 31, 1996                           4,237,147       4,270,780      0.08  -   21.25           9.99
                                                     ===========     ===========

         As of December 31, 1996, there were 1,150,634 shares exercisable under the Company's stock option plans at a weighted average exercise price of $6.84. Of the 4,270,780 options outstanding, 2,080,865 have exercise prices between $0.08 and $10.38, with a weighted average exercise price of $7.05 and a weighted average remaining contractual life of 8.2 years. The remaining 2,189,916 options have exercise prices between $11.13 and $21.25, with a weighted average exercise price of $11.50 and a weighted average remaining contractual life of 8.6 years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model utilizing expected volatility calculations based on historical data (77.89%) and risk-free interest rates based on U.S. government bonds on the date of grant with maturities equal to the expected option term (4.94% to 6.45%). The expected lives range from three to seven months after vest date and no dividends are assumed.

6. INCOME TAXES:

         The provision (benefit) for income taxes is based upon income (loss) before income taxes as follows (in thousands):

                           YEARS ENDED DECEMBER 31,
                       -------------------------------
                         1996       1995         1994
                       -------     -------     -------
        Domestic       $(5,502)    $22,803     $29,559
        Foreign         (3,531)     10,981        (354)
                       -------     -------     -------
                       $(9,033)    $33,784     $29,205
                       =======     =======     =======



         The components of the provision (benefit) for income taxes are as follows (in thousands):

                                               YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                         1996             1995            1994
                                        -------         -------         -------
      Current payable -
         Federal                        $ 2,008         $ 8,575         $11,228
         State                              536           2,398           2,938
         Foreign                            830             367             149
                                        -------         -------         -------
            Total current                 3,374          11,340          14,315
                                        -------         -------         -------
      Deferred -
         Federal                         (4,816)            423          (2,407)
         State                           (1,886)           (276)           (518)
                                        -------         -------         -------
            Total deferred               (6,702)            147          (2,925)
                                        -------         -------         -------
      Total provision (benefit)
         for income taxes               $(3,328)        $11,487         $11,390
                                        =======         =======         =======


         The provision (benefit) for income taxes differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income before taxes, as follows (in thousands):


                                                      YEARS ENDED DECEMBER 31,
                                               -------------------------------------
                                                 1996          1995           1994
                                               -------        -------        -------
Provision (benefit) at Federal statutory
   rate                                        $(3,162)       $11,824        $10,196
State income taxes, net of Federal tax
   benefit                                        (546)         2,042          1,930
Nontaxable interest income                      (1,016)        (1,219)          (571)
Acquisition costs                                  161            701             --
Tax credits                                       (889)          (868)          (367)
Tax savings from foreign operations             (1,429)        (2,095)          (280)
Nondeductible expenses                           2,043            150            152
Foreign taxes                                      830             --             --
Other                                              680            952            330
                                               -------        -------        -------
Total provision (benefit) for income taxes     $(3,328)       $11,487        $11,390
                                               =======        =======        =======

         The components of the net deferred income tax asset are as follows (in thousands):

                                                                                    DECEMBER 31,
                                                                               ----------------------
                                                                                 1996           1995
                                                                               -------        -------
         Deferred revenue recognized currently for tax purposes                $   817        $    --
         Reserves and accruals not currently deductible for tax purposes         2,565          2,043
         State taxes, not currently deductible for federal tax purposes            112            383
         Write-off of in-process research and development,
           not currently deductible for tax purposes                             6,056          1,738
         Depreciation and amortization                                             651            993
         Deemed dividend due to excess foreign passive assets                     (171)        (1,733)
         Other temporary differences                                               200            104
                                                                               -------        -------
                   Total deferred tax asset                                    $10,230        $ 3,528
                                                                               =======        =======

         Realization of the net deferred tax asset of $10,230,000 is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if actual future taxable income differs from estimated amounts.

         The Company's subsidiary in Haifa, Israel has a ten-year tax holiday, which commenced January 1, 1995. During the first two years of the tax holiday, the subsidiary is exempt from taxation on income generated during that period. During the remaining eight years, income generated by the subsidiary will be taxed at a reduced income tax rate of 10%. The Haifa tax holiday decreased consolidated loss by approximately $1,429,000 ($0.03 per share) and increased consolidated income by approximately $593,000 ($0.01 per share) for the years ended December 31, 1996 and 1995, respectively.


7.  OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS:

         Operating primarily in one industry segment, the Company's products are marketed and sold in the United States and internationally by the Company's direct sales force and authorized channel partners.

         The following table presents a summary of operations by geographic area (in thousands):


                                                      YEARS ENDED DECEMBER 31,
                                              ----------------------------------------
                                                1996            1995            1994
                                              --------        --------        --------
         Revenues:
            Domestic operations               $ 74,996        $ 99,262        $ 69,903
            European operations                 16,377          14,395           1,563
            Asian operations                    13,223          11,789              --
                                              --------        --------        --------
               Consolidated                   $104,596        $125,446        $ 71,466
                                              ========        ========        ========

         Income (loss) from operations:
            Domestic operations               $(10,780)       $ 26,128        $ 26,972
            European operations                 (3,396)         (6,339)           (353)
            Asian operations                       523           9,807              --
                                              --------        --------        --------
               Consolidated                   $(13,653)       $ 29,596        $ 26,619
                                              ========        ========        ========

         Identifiable assets:
            Domestic operations               $147,581        $145,526        $115,935
            European operations                 23,299          31,503           4,448
            Asian operations                     2,204          14,138              --
            Eliminations                       (20,555)        (36,696)         (4,025)
                                              --------        --------        --------
               Consolidated                   $152,529        $154,471        $116,358
                                              ========        ========        ========

         Domestic revenues include export revenues of approximately $3,207,000, $5,994,000 and $7,205,000 to Asia for the years ended December 31, 1996, 1995 and 1994, respectively, and $2,090,000, $4,585,000 and $5,404,000 to the rest of the world for the years ended December 31, 1996, 1995 and 1994, respectively.

         There were no customers that accounted for more than 10% of net revenues for the years ended December 31, 1996, 1995 or 1994.

--------------------------------------------------------------------------------

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

--------------------------------------------------------------------------------

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company's definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders, to be held on May 30, 1997 (the "Proxy Statement"). Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management - Compliance with the Reporting Requirements of
Section 16(a)." For information regarding executive officers of the Company, see
Part I of this Form 10-K under the caption "Business - Executive Officers of the Registrant."

--------------------------------------------------------------------------------

ITEM 11 - EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement under the caption "Executive Compensation", except for the information appearing under the captions "-- Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "-- Performance Measurement Comparison."

--------------------------------------------------------------------------------

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

--------------------------------------------------------------------------------

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement under the caption "Certain Transactions."

--------------------------------------------------------------------------------

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Report on Form 10-K:

             1.  Financial Statements

                 See Index to Consolidated Financial Statements at Item 8 on page 23 of this Report.

             2.  Financial Statement Schedule

                 See Index to Consolidated Financial Statements at Item 8 on page 23 of this Report.

             3.  Exhibits

             EXHIBIT
             NUMBER                          EXHIBIT TITLE
             -------        ----------------------------------------------------------------
             3.1            Certificate of Incorporation of the Registrant.(1)

             3.1a           Amended Certificate of Incorporation of the Registrant

             3.2            Bylaws of the Registrant.(1)

             4.1            Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)

             4.2            Form of Common Stock certificate.(1)

             10.1           Form of Indemnity Agreement entered into among the Registrant and its directors and officers.(1)

             10.2*          Registrant's 1992 Stock Option Plan, as amended, including forms of option agreements.(1)

             10.3*          Registrant's 1993 Non-Employee Directors Stock Option Plan,
                            including form of option agreements.(1)

             10.4*          Registrant's 1993 Employee Stock Purchase Plan, including form of offering document.(1)

             10.5           Lease between the Registrant and Stevens Creek Office Center
                            Associates, dated as of November 30, 1992.(1)

             10.6           Lease between the Registrant and Beim & James Properties III, dated January 3, 1994.(2)

             10.7           Lease between the Registrant and Cupertino Industrial Associates, dated September 30, 1994.(3)

             10.8           Lease between the Registrant and the Flatley Company, dated
                            January 30, 1995.(4)

             10.9           Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(5)

             10.10          Agreement between NetManage, Ltd., Elron Electronic Industries,
                            Ltd., and NetVision, Ltd., dated July 1, 1995.(5)

             10.11          Agreement and Plan of Reorganization among the Registrant,
                            NetManage Acquisition Corporation, Syzygy Communications, Inc.
                            and the Designated Shareholders, dated October 16, 1995.(5)

             10.12          Agreement and Plan of Reorganization among the Registrant,
                            NetManage Acquisition Corporation and AGE Logic, Inc., dated
                            November 17, 1995.(5)

             11.1           Statement of Computation of Common Shares and Equivalents and
                            Net Income (Loss) Per Share.

             21.1           Subsidiaries of Registrant.

             23.1           Consent of Independent Public Accountants

             24.1           Power of Attorney. Reference is made to the signature page to this Form 10-K.

              (1)           Incorporated by reference to the Exhibits filed with the
                            Registrant's Registration Statement on Form S-1 (No. 33-66460)
                            dated July 24, 1993, as amended, which became effective September
                            20, 1993.

              (2)           Incorporated by reference to the Exhibits filed with the
                            Registrant's Registration Statement on Form S-1 (No. 33-74364)
                            dated January 24, 1994, as amended, which became effective
                            February 10, 1994.

              (3)           Incorporated by reference to the Exhibits filed with the
                            Registrant's Form 10-Q for the quarter ended September 30, 1994.

              (4)           Incorporated by reference to the Exhibits filed with the
                            Registrant's Form 10-Q for the quarter ended March 31, 1995.

              (5)           Incorporated by reference to the Exhibits filed with the
                            Registrant's Form 10-K for the year ended December 31, 1995.

              *             Employee Benefit Plan

(b)           Reports on Form 8-K

              None.

(c)           Exhibits

              The exhibits required by this Item are listed under Item 14(a).

(d)           Financial Statement Schedules

              The financial statement schedule required by this Item is listed under Item 14(a).


         NetManage, the NetManage logo, Xoftware and ECCO are registered trademarks and Chameleon, Chameleon HostLink and Z-Mail are trademarks of NetManage, Inc. All other registered trademarks or trademarks are the property of their respective owners.

                                                                     SCHEDULE II

                                 NETMANAGE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                             BALANCE AT        CHARGED TO          DEDUCTIONS    BALANCE AT
                                            BEGINNING OF        REVENUES,             AND          END OF
                                               PERIOD       COSTS OR  EXPENSES     WRITE-OFFS      PERIOD
                                            ---------------------------------------------------------------
Year ended December 31, 1994:
   Allowance for doubtful accounts and
      sales returns                           $  464             $3,534             $(1,717)       $2,281

Year ended December 31, 1995:
   Allowance for doubtful accounts and
      sales returns                            2,281              1,842              (1,607)        2,516

Year ended December 31, 1996:
   Allowance for doubtful accounts and
      sales returns                            2,516                886              (1,390)        2,012

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 1997.

                            NETMANAGE, INC.


                            By: /s/ Zvi Alon
                                ----------------------------------------------
                                    Zvi Alon
                                    Chairman of the Board, President and Chief
                                    Executive Officer


                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints ZVI ALON and WALTER D. AMARAL his or her true and lawful attorneys-in-fact and agents, each acting alone, with the power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K Annual Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                  TITLE                                    DATE
             ---------                                  -----                                    ----
/s/ Zvi Alon                         Chairman of the Board, President and Chief             March 28, 1997
---------------------------------    Executive Officer (Principal Executive
    Zvi Alon                         Officer)


/s/ Walter D. Amaral                 Chief Financial Officer and Vice President,            March 28, 1997
---------------------------------    Finance and Secretary
    Walter D. Amaral                 (Principal Financial and Accounting Officer)


/s/ John Bosch                       Director                                               March 28, 1997
---------------------------------
    John Bosch

/s/ Uzia Galil                       Director                                               March 28, 1997
---------------------------------
    Uzia Galil

/s/ Shelley Harrison, PhD.           Director                                               March 28, 1997
---------------------------------
    Shelley Harrison, PhD.

/s/ Darrell Miller                   Director                                               March 28, 1997
---------------------------------
    Darrell Miller

                                 EXHIBIT INDEX

             EXHIBIT
             NUMBER                          EXHIBIT TITLE
             -------        ----------------------------------------------------------------
             3.1            Certificate of Incorporation of the Registrant.(1)

             3.1a           Amended Certificate of Incorporation of the Registrant

             3.2            Bylaws of the Registrant.(1)

             4.1            Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)

             4.2            Form of Common Stock certificate.(1)

             10.1           Form of Indemnity Agreement entered into among the Registrant and its directors and officers.(1)

             10.2*          Registrant's 1992 Stock Option Plan, as amended, including forms of option agreements.(1)

             10.3*          Registrant's 1993 Non-Employee Directors Stock Option Plan,
                            including form of option agreements.(1)

             10.4*          Registrant's 1993 Employee Stock Purchase Plan, including form of offering document.(1)

             10.5           Lease between the Registrant and Stevens Creek Office Center
                            Associates, dated as of November 30, 1992.(1)

             10.6           Lease between the Registrant and Beim & James Properties III, dated January 3, 1994.(2)

             10.7           Lease between the Registrant and Cupertino Industrial Associates, dated September 30, 1994.(3)

             10.8           Lease between the Registrant and the Flatley Company, dated
                            January 30, 1995.(4)

             10.9           Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(5)

             10.10          Agreement between NetManage, Ltd., Elron Electronic Industries,
                            Ltd., and NetVision, Ltd., dated July 1, 1995.(5)

             10.11          Agreement and Plan of Reorganization among the Registrant,
                            NetManage Acquisition Corporation, Syzygy Communications, Inc.
                            and the Designated Shareholders, dated October 16, 1995.(5)

             10.12          Agreement and Plan of Reorganization among the Registrant,
                            NetManage Acquisition Corporation and AGE Logic, Inc., dated
                            November 17, 1995.(5)

             11.1           Statement of Computation of Common Shares and Equivalents and
                            Net Income (Loss) Per Share.

             21.1           Subsidiaries of Registrant.

             23.1           Consent of Independent Public Accountants

             24.1           Power of Attorney. Reference is made to the signature page to this Form 10-K.

             27.1           Financial Data Schedule
              ---------------
              (1)           Incorporated by reference to the Exhibits filed with the
                            Registrant's Registration Statement on Form S-1 (No. 33-66460)
                            dated July 24, 1993, as amended, which became effective September
                            20, 1993.

              (2)           Incorporated by reference to the Exhibits filed with the
                            Registrant's Registration Statement on Form S-1 (No. 33-74364)
                            dated January 24, 1994, as amended, which became effective
                            February 10, 1994.

              (3)           Incorporated by reference to the Exhibits filed with the
                            Registrant's Form 10-Q for the quarter ended September 30, 1994.

              (4)           Incorporated by reference to the Exhibits filed with the
                            Registrant's Form 10-Q for the quarter ended March 31, 1995.

              (5)           Incorporated by reference to the Exhibits filed with the
                            Registrant's Form 10-K for the year ended December 31, 1995.

              *             Employee Benefit Plan
