Form 10-Q
period 1997-03-31
NETMANAGE INC
filed 1997-05-15
CIK 909793

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        --------------------------------

                                    FORM 10-Q

                        --------------------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997


                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from ______________to _______________

                         Commission file number 0-22158



                                 NETMANAGE, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                 77-0252226
 (State or other jurisdiction of                (IRS employer
 incorporation or organization)                identification no.)



                          10725 NORTH DE ANZA BOULEVARD
                           CUPERTINO, CALIFORNIA 95014
          (Address of principal executive offices, including zip code)

                                 (408) 973-7171
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ] NO [   ]

Number of shares of registrant's common stock outstanding as of March 31, 1997:
43,222,655


===============================================================================

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION                                                      PAGE
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 1997 and
                  December 31, 1996                                                             3

                  Condensed Consolidated Statements of Operations for the three
                  months ended March 31, 1997 and March 31, 1996                                4

                  Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1997 and March 31, 1996                                5

                  Notes to Condensed Consolidated Financial Statements                          6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     8


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                            16

Item 2.           Changes in Securities                                                        16

Item 3.           Defaults upon Senior Securities                                              16

Item 4.           Submission of Matters to a Vote of Security Holders                          16

Item 5.           Other Information                                                            16

Item 6.           Exhibits and Reports on Form 8-K                                             16

                  Signatures                                                                   17




It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997.

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                                                MARCH 31,         DECEMBER 31,
                                                                                                  1997               1996
                                                                                               (UNAUDITED)         (AUDITED)
                                                                                               -----------        ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $  21,129           $  19,483
   Short-term investments                                                                         36,899              46,609
   Accounts receivable, net                                                                       10,092              13,915
   Prepaid expenses and other current assets                                                       9,916              13,191
                                                                                               ---------           ---------
        Total current assets                                                                      78,036              93,198
                                                                                               ---------           ---------
PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                                                                14,793              14,874
   Furniture and fixtures                                                                          5,596               5,622
   Leasehold improvements                                                                          1,412               1,434
                                                                                               ---------           ---------
                                                                                                  21,801              21,930
   Less - Accumulated depreciation                                                               (11,267)             (9,872)
                                                                                               ---------           ---------
        Net property and equipment                                                                10,534              12,058
                                                                                               ---------           ---------

LONG-TERM INVESTMENTS                                                                             47,343              37,201
GOODWILL AND OTHER INTANGIBLES, net                                                                1,453               1,763
OTHER ASSETS                                                                                       8,013               8,309
                                                                                               ---------           ---------
                                                                                               $ 145,379           $ 152,529
                                                                                               =========           =========




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                            $   1,118           $   2,060
   Accrued liabilities                                                                             3,330               4,154
   Accrued payroll and payroll-related expenses                                                    4,860               4,779
   Deferred revenue                                                                                7,575               8,839
   Income taxes payable                                                                            1,529               1,698
                                                                                               ---------           ---------
        Total current liabilities                                                                 18,412              21,530
                                                                                               ---------           ---------

LONG-TERM LIABILITIES                                                                                836               1,708
                                                                                               ---------           ---------

STOCKHOLDERS' EQUITY:
   Common stock                                                                                      432                 431
   Additional paid-in capital                                                                     90,297              90,193
   Retained earnings                                                                              37,012              39,751
   Cumulative translation adjustments                                                             (1,610)             (1,084)
                                                                                               ---------           ---------
        Total stockholders' equity                                                               126,131             129,291
                                                                                               ---------           ---------
                                                                                               $ 145,379           $ 152,529
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

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                             ---------------------------
                                                                                             MARCH 31,         MARCH 31,
                                                                                               1997              1996
                                                                                             ---------         ---------
NET REVENUES:
   License fees                                                                              $  12,280         $ 29,369
   Services                                                                                      4,099            3,653
                                                                                             ---------         --------
        Total net revenues                                                                      16,379           33,022

COST OF REVENUES                                                                                 1,125            3,271
                                                                                             ---------         --------

GROSS MARGIN                                                                                    15,254           29,751
                                                                                             ---------         --------

OPERATING EXPENSES:
   Research and development                                                                      6,090            7,174
   Sales and marketing                                                                          10,299           12,818
   General and administrative                                                                    2,390            2,658
   Amortization of goodwill                                                                        260              309
                                                                                             ---------         --------
        Total operating expenses                                                                19,039           22,959
                                                                                             ---------         --------

INCOME (LOSS) FROM OPERATIONS                                                                   (3,785)           6,792

INTEREST INCOME AND OTHER, NET                                                                   1,255            1,038
EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE                                                      (209)            (225)
                                                                                             ---------         --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                                 (2,739)           7,605
PROVISION FOR INCOME TAXES                                                                           -            2,585
                                                                                             ---------         --------
NET INCOME (LOSS)                                                                            $  (2,739)        $  5,020
                                                                                             =========         ========
NET INCOME (LOSS) PER SHARE                                                                  $   (0.06)        $   0.12
                                                                                             =========         ========
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS                                                  43,182           43,141
                                                                                             =========         ========










         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                             ---------------------------
                                                                                              MARCH 31,        MARCH 31,
                                                                                                1997             1996
                                                                                             ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                         $  (2,739)        $  5,020
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                            2,779            1,832
        Provision for doubtful accounts and returns                                                  -              211
        Equity in losses of unconsolidated affiliate                                               209              225
        Changes in assets and liabilities, net of business combinations:
           Accounts receivable                                                                   3,823              420
           Prepaid expenses and other assets                                                     3,455              239
           Accounts payable                                                                       (942)            (921)
           Accrued liabilities, payroll and payroll-related expenses                              (743)             579
           Deferred revenue                                                                     (2,136)          (1,675)
           Income taxes payable                                                                   (169)           2,206
                                                                                             ---------         --------
                Net cash provided by operating activities                                        3,537            8,136
                                                                                             ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                                          (4,100)         (11,903)
   Proceeds from maturity of short-term investments                                             13,592           19,894
   Purchases of long-term investments                                                          (12,781)         (15,816)
   Proceeds from maturity of long-term investments                                               2,417            4,005
   Purchases of property and equipment                                                             (68)          (1,499)
   Purchases of technology and other intangible assets                                            (530)               -
   Investment in unconsolidated affiliate                                                            -             (407)
                                                                                             ---------         --------
                Net cash used in investing activities                                           (1,470)          (5,726)
                                                                                             ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                                     105              191
                                                                                             ---------         --------
                Net cash provided by financing activities                                          105              191

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (526)             270
                                                                                             ---------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        1,646            2,871

CASH AND CASH EQUIVALENTS, beginning of period                                                  19,483           32,593
                                                                                             ---------         --------

CASH AND CASH EQUIVALENTS, end of period                                                     $  21,129        $  35,464
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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   INTERIM FINANCIAL DATA

     The interim financial statements for the three month periods ended March 31, 1997 and 1996 for NetManage(R), Inc. (the "Company") have been prepared on the same basis as the year end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.   CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's 50% investment in an unconsolidated affiliate, NetVision, Ltd., is accounted for by the equity method.

3.   NET INCOME (LOSS) PER SHARE

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 is effective for the Company's fiscal year ending December 31, 1997. Upon adoption, all prior-period earnings per share data presented will be restated to conform with SFAS No. 128. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted.
     The Company has not yet quantified the effect of adopting SFAS No. 128.

4.   COMMITMENTS AND CONTINGENCIES

     On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061 JW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects, and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The Company believes there is no merit to either case and intends to defend the cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding expected fluctuations in revenues and percentages of revenues from international markets, indirect sales channels and services, and statements regarding expected fluctuations in operating expenses and capital spending. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others, slower than expected growth in the markets for the Company's products or the Company's failure to take advantage of growth in those markets. In addition, there is no assurance that the Company's organizational changes and plans for 1997 will prove successful, that the Company's existing products will continue to meet with customer acceptance, that the Company will not suffer increased competitive pressures, that the Company's corporate buying decisions will not be influenced by the actions of the Company's competitors or other market factors, or that the Company will return to profitability and growth. Additional factors are identified under the heading "Factors That May Affect Future Results and Financial Condition". Factors that could cause or contribute to such differences also include those discussed below as well as those discussed in the Company's Report on Form 10-K for the year ended December 31, 1996. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


OVERVIEW

NetManage, Inc. (the "Company") develops, markets and supports PC connectivity software for the Microsoft Windows 3.1, Windows 95 and Windows NT platforms, offering applications for UNIX and IBM host access as well as for messaging and collaboration. The Company's products include the Chameleon(TM) ATX family (Chameleon HostLink(TM), Chameleon UNIXLink 97), ECCO(R) Pro and the Z-Mail(R) messaging family. Its products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners. Since the Company's inception, revenues from the Chameleon family of products have represented substantially all of the Company's revenues, and the Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues for the foreseeable future.


RESULTS OF OPERATIONS

The Company experienced a significant decline in net revenues for the three month period ended March 31, 1997 as compared to the same period of 1996. The decline in net revenues primarily reflects increased competition and pricing pressures. In addition, the decline reflects the Company's lack of success in marketing and selling its products in Europe and Japan in particular. During the fourth quarter of 1996, the Company discontinued several low revenue generating products and focused efforts on controlling expenses in order to reduce operating expenses and attempt to return the Company to profitability. In addition to focusing on controlling expenses, the Company has been evaluating its marketing and selling strategies and recently consolidated its products and operations into two distinct business units, each with dedicated development, sales, marketing and support resources. The Core Products Business Unit is focused on enhancing and marketing the Company's established products, including the Chameleon networking products. The Emerging Technologies Business Unit is focused on the Company's new products, including the messaging and collaboration products. The benefits of this reorganization were not expected to contribute immediately in terms of increased revenues, and net revenues actually declined on a sequential quarterly basis between the fourth quarter of 1996 and the first quarter of 1997. As a result of the Company's focus on controlling expenses, however, operating expenses declined on a sequential quarterly basis by approximately $4.0 million, excluding a fourth quarter 1996 charge of $13.4 million for the write-off of in-process research and development. Despite the decline in operating expenses, a net loss of $2.7 million resulted from the aforementioned revenue shortfall during the first quarter of 1997. Operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses are expected to remain relatively constant for the remainder of 1997, but may increase as a percentage of net revenues in the event the Company's revenues decline more than its operating expenses. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

-----------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                March 31,                                Change
Quarter ended                                1997                 1996                 $                 %
-------------------------------------------------------- --- ----------------------------------------------------
Net revenues:
       License fees                         $ 12.3               $ 29.4            $ (17.1)            (58.2%)
       Services                                4.1                  3.6                0.4              12.2%
                                            ------               -------
         Total net revenues                 $ 16.4               $ 33.0            $ (16.6)            (50.4%)

As a percentage of net revenues:
       License fees                           75.0%                88.9%
       Services                               25.0%                11.1%
                                            -------              -------
         Total net revenues                  100.0%               100.0%

Gross margin                                $ 15.3               $ 29.8            $ (14.5)            (48.7%)
   As a percentage of net revenues            93.1%                90.1%

Research and development                    $  6.1               $  7.2            $  (1.1)            (15.1%)
   As a percentage of net revenues            37.2%                21.7%

Sales and marketing                         $ 10.3               $ 12.8            $  (2.5)            (19.7%)
   As a percentage of net revenues            62.9%                38.8%

General and administrative                  $  2.4               $  2.7            $  (0.3)            (10.1%)
   As a percentage of net revenues            14.6%                 8.0%

Interest income                             $  1.3               $  1.0            $   0.2              20.9%
   As a percentage of net revenues             7.7%                 3.1%

Equity in losses of
   unconsolidated affiliate                 $ (0.2)              $ (0.2)           $    -                7.1%
   As a percentage of net revenues             1.3%                 0.7%

Provision for income taxes                      -                $  2.6            $  (2.6)           (100.0%)
   Effective tax rate                           -                  34.0%

-----------------------------------------------------------------------------------------------------------------

Net revenues
Historically, substantially all of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

License fees decreased substantially both in absolute dollars and as a percentage of net revenues during the first quarter of 1997 as compared to the first quarter of 1996. As previously discussed, the decline in license fees was primarily attributable to increased competition and heightened pricing pressures. In addition, the decline reflects the Company's lack of success in marketing and selling its products in Europe and Japan in particular. These factors may lead to lower unit volumes as well as lower average prices for the foreseeable future. While the Company has been adjusting its operations to address these issues, as previously discussed, there can be no assurance that revenues will stabilize or increase in the future. The increase in service revenues as a percentage of total net revenues primarily reflects the decline in the total net revenues base as a result of the aforementioned decline in license fee revenues.

The Company has operations worldwide with sales offices located in the United States, Europe and Japan. International revenues as a percentage of total net revenues were approximately 21% and 36% for the three month periods ended March 31, 1997 and 1996, respectively. The decline in international revenues as a percentage of total net revenues is due largely to the Company's lack of success in marketing and selling its products, particularly in Europe and Japan, the latter of which accounted for the majority of the Company's international revenues during the first quarter of 1996. The Company has recently addressed and taken steps with respect to staffing and management, distributor relationships, and product marketing in both Europe and Japan. There can be no assurance, however, that the Company will succeed in its attempts to improve its international marketing and sales efforts.

Software license fees are generally recognized as revenue upon shipment if there are no, or insignificant, post-delivery obligations, and allowances for returns and doubtful accounts are provided based on historical rates of returns and write-offs, which have not been material to date. Certain of the Company's sales to distributors are under agreements providing rights of returns and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor.

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

No customer accounted for more that 10% of net revenues during the quarters ended March 31, 1997 or March 31, 1996.

Gross margin
Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with product packaging, documentation and software duplication. Cost of service revenues through March 31, 1997 has not been material and is not reported separately.

Gross margin as a percentage of net revenues increased for the first quarter of 1997 as compared to the first quarter of 1996 primarily as a result of decreased packaging and documentation costs. A charge of approximately $350,000 and $250,000 is included in cost of revenues for the quarters ended March 31, 1997 and 1996, respectively, for the amortization of purchased technology.

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

Research and development
Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The decrease in R&D expenses in absolute dollars for three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily reflects cost savings, particularly in salaries and benefits, associated with employee attrition, as well as the Company's decision to discontinue several low revenues generating products during the fourth quarter of 1996. The decline in the total net revenues base, however, resulted in the increase in R&D expenses as a percentage of net revenues for the quarter ended March 31, 1997 as compared to the same quarter of 1996.

The Company expects that R&D spending in absolute dollars will remain relatively constant on a quarterly basis for the remainder of 1997 and, as a percentage of net revenues, will fluctuate depending on future revenue levels, acquisitions and licensing of technology. As previously mentioned, the Company recently organized into business units, one focused on the Company's core products and the other on emerging technologies. In the Core Products Business Unit, the Company will continue to focus on improving the performance and usability of Chameleon UNIXLink 97 and Chameleon HostLink, the products that currently represent the majority of the Company's revenues. Revenues from the Core Products Business Unit will be used to seed the Emerging Technologies Business Unit, where new products are researched, tested and sold.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established, which the Company defines as a working model and further defines as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. As previously discussed, approximately $350,000 and $250,000 for the quarters ended March 31, 1997 and 1996, respectively, is included in cost of revenues for the amortization of purchased software. To date, internal software development costs that were eligible for capitalization have not been significant and the Company has charged all internal software developments costs to R&D expense as incurred.

Sales and marketing
Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. The decrease in S&M expenses in absolute dollars for first quarter of 1997 as compared to the first quarter of 1996 primarily reflects cost savings related to employee attrition and the resulting declines in salaries and benefits, minimal advertising as the Company re-evaluated its marketing and selling strategies, and a decline in commissions on lower revenues. The increase in S&M expenses as a percentage of total net revenues for the quarter ended March 31, 1997 as compared to the same quarter of 1996, reflects the decline in the Company's total net revenues base.

The Company believes that S&M expenses will increase in absolute dollars during the remaining quarters of 1997 as the Company implements it marketing and selling strategies, particularly related to advertising and promotion expenses. The Company expects that S&M expenses as a percentage of total net revenues will fluctuate depending on future revenue levels.

General and administrative
General and administrative ("G&A") expenses decreased in absolute dollars for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 due to employee attrition and the resulting savings in salaries and benefits, and the Company's overall focus on controlling operating expenses. As a percentage of total net revenues, the increase in G&A expenses is attributable to the decreased total net revenues base. The Company believes that G&A expenses will remain constant in absolute dollars during the remaining quarters of 1997 and as a percentage of total net revenues will fluctuate depending on future revenue levels.

Interest income
Interest income increased in absolute dollars primarily as a result of higher interest rates earned on cash and investment balances for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The increase in interest income as a percentage of net revenues is consistent with the Company's decreased revenue base.

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

Provision for income taxes
The Company's effective tax rate for the first quarter of 1997 was 0% due to the Company's loss position as compared to an effective tax rate of 34% for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------------------------------------
                                                          As of March 31,
(In millions)                                         1997               1996
------------------------------------------------------------------------------
Cash and cash equivalents                           $ 21.1             $ 35.5
Short-term investments                                36.9               17.2
Long-term investments                                 47.3               63.0
Net cash provided by operating activities              3.5                8.1
Net cash used in investing activities                  1.5                5.7
Net cash provided by financing activities              0.1                0.2
------------------------------------------------------------------------------


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

The Company's cash and cash equivalents, short-term investments and long-term investments increased from $103.3 million at December 31, 1996 to $105.4 million at March 31, 1997. This increase was primarily due to a federal income tax refund received during the first quarter of 1997 in the amount of approximately $2.3 million related to the Company's 1995 tax year.

The Company's principal investing activities to date have been the purchase of short and long-term investments, purchases of property and equipment, and cash payments for acquisitions. Net of proceeds from maturities, the Company invested $0.9 million in short-term and long-term investments during the first quarter of 1997. Expenditures for purchases of property and equipment were minimal during the first quarter of 1997 due to the Company's efforts to control operating expenses and attempt to return the Company to profitability. The Company does not have any specific commitments with regard to future capital expenditures, and it is anticipated that such spending will remain relatively constant during the remaining quarters of 1997. The Company's principal commitment as of March 31, 1997 consists of leases on its facilities.

Net cash provided by financing activities during the first quarter of 1997 reflects proceeds from the issuance of common stock under the Company's stock option plan.

At March 31, 1997, the Company had working capital of $59.6 million. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

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

Global Market Risks
While the Company expects that international sales will account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's results of operations.

Employee Retention
The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley in California and in Haifa, Israel. During the latter half of 1996 and first quarter of 1997 the Company experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals. The Company has and will continue to address the issue of attrition, and in fact in January 1997, repriced the majority of its outstanding stock options in an effort to retain its employees and become competitive in the extremely competitive employment market. Managing employee attrition, integrating acquired operations and products and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources. The Company's future operating results will be dependent in part on its ability to attract and retain its employee workforce, train and manage its management and employee base, and continue to implement and improve its operating and financial controls. There can be no assurance that the Company will be able to manage such challenges successfully.

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


























         NetManage, the NetManage logo, ECCO and Z-Mail are registered trademarks and Chameleon and Chameleon HostLink are trademarks of NetManage, Inc. All other registered trademarks or trademarks are the property of their respective owners.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061 JW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects, and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The Company believes there is no merit to either case and intends to defend the cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

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

         27.1 Financial Data Schedule.

b. No reports on Form 8-K have been filed during the quarter for which this report relates.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    NETMANAGE, INC.
                                    (REGISTRANT)


DATE: MAY 13, 1997                   BY:   /S/ WALTER D. AMARAL
      -----------------------              --------------------
                                           WALTER D. AMARAL
                                           SENIOR VICE PRESIDENT, FINANCE AND
                                           CHIEF FINANCIAL OFFICER

                           EXHIBIT INDEX

Exhibit
   No.                     Description
--------                   -----------
   27.1               Financial Data Schedule