Form 10-Q
period 1997-06-30
NETMANAGE INC
filed 1997-08-13
CIK 909793

================================================================================

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

                  For the quarterly period ended June 30, 1997


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

YES   X     NO
   ------     ------

Number of shares of registrant's common stock outstanding as of July 31, 1997:
43,463,047


================================================================================

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS




PART I.           FINANCIAL INFORMATION                                                       PAGE
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 1997 and
                  December 31, 1996                                                             3

                  Condensed Consolidated Statements of Operations for the three
                  and six months ended June 30, 1997 and June 30, 1996                          4

                  Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1997 and June 30, 1996                                  5

                  Notes to Condensed Consolidated Financial Statements                          6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     8


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                            17

Item 2.           Changes in Securities                                                        17

Item 3.           Defaults upon Senior Securities                                              17

Item 4.           Submission of Matters to a Vote of Security Holders                          17

Item 5.           Other Information                                                            18

Item 6.           Exhibits and Reports on Form 8-K                                             18

                  Signatures                                                                   19


It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997.

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                      JUNE 30,      DECEMBER 31,
                                                                        1997           1996
                                                                      ---------      ---------
                                                                     (UNAUDITED)     (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $  20,597      $  19,483
   Short-term investments                                                47,982         46,609
   Accounts receivable, net                                               8,273         13,915
   Prepaid expenses and other current assets                              9,921         13,191
                                                                      ---------      ---------
        Total current assets                                             86,773         93,198
                                                                      ---------      ---------

PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                                       15,101         14,874
   Furniture and fixtures                                                 5,575          5,622
   Leasehold improvements                                                 1,404          1,434
                                                                      ---------      ---------
                                                                         22,080         21,930
   Less - Accumulated depreciation                                      (12,568)        (9,872)
                                                                      ---------      ---------
        Net property and equipment                                        9,512         12,058
                                                                      ---------      ---------

LONG-TERM INVESTMENTS                                                    34,762         37,201
GOODWILL AND OTHER INTANGIBLES, net                                       1,142          1,763
OTHER ASSETS                                                              8,318          8,309
                                                                      ---------      ---------
                                                                      $ 140,507      $ 152,529
                                                                      =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                   $   1,903      $   2,060
   Accrued liabilities                                                    2,967          4,154
   Accrued payroll and payroll-related expenses                           4,543          4,779
   Deferred revenue                                                       7,081          8,839
   Income taxes payable                                                   1,519          1,698
                                                                      ---------      ---------
        Total current liabilities                                        18,013         21,530
                                                                      ---------      ---------
LONG-TERM LIABILITIES                                                       629          1,708
                                                                      ---------      ---------

STOCKHOLDERS' EQUITY:
   Common stock                                                             434            431
   Additional paid-in capital                                            90,707         90,193
   Retained earnings                                                     32,464         39,751
   Cumulative translation adjustments                                    (1,740)        (1,084)
                                                                      ---------      ---------
        Total stockholders' equity                                      121,865        129,291
                                                                      ---------      ---------
                                                                      $ 140,507      $ 152,529
                                                                      =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  --------------------    --------------------
                                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                    1997        1996        1997        1996
                                                  --------    --------    --------    --------
NET REVENUES:
   License fees                                   $  8,963    $ 23,088    $ 21,243    $ 52,457
   Services                                          3,738       3,687       7,837       7,340
                                                  --------    --------    --------    --------
        Total net revenues                          12,701      26,775      29,080      59,797

COST OF REVENUES                                       899       2,537       2,024       5,808
                                                  --------    --------    --------    --------

GROSS MARGIN                                        11,802      24,238      27,056      53,989
                                                  --------    --------    --------    --------

OPERATING EXPENSES:
   Research and development                          4,778       7,076      10,868      14,250
   Sales and marketing                              10,518      13,214      20,817      26,032
   General and administrative                        2,444       3,001       4,834       5,659
   Amortization of goodwill                            260         307         520         616
                                                  --------    --------    --------    --------
        Total operating expenses                    18,000      23,598      37,039      46,557
                                                  --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS                       (6,198)        640      (9,983)      7,432

INTEREST INCOME AND OTHER, NET                       1,362       1,956       2,617       2,994
EQUITY IN INCOME (LOSSES) OF
   UNCONSOLIDATED AFFILIATE                            288        (118)         79        (343)
                                                  --------    --------    --------    --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES     (4,548)      2,478      (7,287)     10,083
PROVISION FOR INCOME TAXES                            --           843        --         3,428
                                                  --------    --------    --------    --------
NET INCOME (LOSS)                                 $ (4,548)   $  1,635    $ (7,287)   $  6,655
                                                  ========    ========    ========    ========

NET INCOME (LOSS) PER SHARE                       $  (0.10)   $   0.04    $  (0.17)   $   0.15
                                                  ========    ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES
   AND EQUIVALENTS                                  43,328      43,521      43,255      43,340
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

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                    SIX MONTHS ENDED
                                                                                  --------------------
                                                                                  JUNE 30,    JUNE 30,
                                                                                    1997        1996
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $ (7,287)   $  6,655
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                4,721       4,470
        Provision for doubtful accounts and returns                                   --           576
        Equity in (income) losses of unconsolidated affiliate                          (79)        343
        Changes in assets and liabilities, net of business combinations:
           Accounts receivable                                                       5,642       2,684
           Prepaid expenses and other assets                                         3,444          36
           Accounts payable                                                           (157)       (774)
           Accrued liabilities, payroll and payroll-related expenses                (1,423)        737
           Deferred revenue                                                         (2,837)     (2,962)
           Income taxes payable                                                       (179)        671
                                                                                  --------    --------
                Net cash provided by operating activities                            1,845      12,436
                                                                                  --------    --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                             (23,895)    (17,195)
   Proceeds from maturity of short-term investments                                 22,139      26,542
   Purchases of long-term investments                                              (17,613)    (29,118)
   Proceeds from maturity of long-term investments                                  19,513       9,005
   Purchases of property and equipment                                                (606)     (2,836)
   Purchases of technology and other intangible assets                                (530)     (4,193)
   Acquisition of a business                                                          --        (1,325)
   Investment in unconsolidated affiliate                                             (163)       (444)
                                                                                  --------    --------
                Net cash used in investing activities                               (1,155)    (19,564)
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                         517       3,476
                                                                                  --------    --------
                Net cash provided by financing activities                              517       3,476

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (93)       (573)
                                                                                  --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,114      (4,225)

CASH AND CASH EQUIVALENTS, beginning of period                                      19,483      32,593
                                                                                  --------    --------

CASH AND CASH EQUIVALENTS, end of period                                          $ 20,597    $ 28,368
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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   INTERIM FINANCIAL DATA

     The interim condensed consolidated financial statements for the three- and six-month periods ended June 30, 1997 and 1996 for NetManage(R), Inc. (the "Company") have been prepared on the same basis as the year end consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.   CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's 50% interest in an unconsolidated affiliate, NetVision, Ltd., is accounted for by the equity method.

3.   ACQUISITIONS

     On July 29, 1997, the Company acquired all of the outstanding shares of Network Software Associates, Inc. ("NSA"), for $26.0 million in cash, pursuant to the Stock Purchase Agreement dated July 8, 1997. NSA is a holding company for NetSoft ("NetSoft"), a privately-held company specializing in the development, marketing and support of PC-to-Host connectivity software solutions. As of the date of the acquisition, NSA and NetSoft have continued as wholly-owned subsidiaries of NetManage. The acquired company hereinafter will be referred to as NetSoft. The transaction will be accounted for as a purchase during the third quarter of 1997 and, accordingly, the results of NetSoft from the date of acquisition forward will be recorded in the Company's consolidated financial statements. An independent valuation of the purchase transaction is currently in process and will be finalized in the third quarter of 1997.

4.   NET INCOME (LOSS) PER SHARE

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

5.   COMMITMENTS AND CONTINGENCIES

     On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061-JW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The Company believes there is no merit to either case and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

     On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-97-20544-JW-PVT, in the United States District Court for the Northern District of California against the same defendants. Both complaints allege that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. The state court complaint asserts claims under California state law; the federal complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The Company believes there is no merit to either case and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding expected fluctuations or increases in revenues and percentages of revenues from international markets, indirect sales channels and statements regarding expected fluctuations or increases in operating expenses and capital spending. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others, slower than expected growth in the markets for the Company's products or the Company's failure to take advantage of growth in those markets. In addition, there is no assurance that the Company's acquisition of NetSoft or the Company's other organizational changes and plans for 1997 will prove successful, that the Company's existing products or those of the combined companies will continue to meet with customer acceptance, that the Company will not suffer increased competitive pressures, that the Company's corporate buying decisions will not be influenced by the actions of the Company's competitors or other market factors or that the Company will return to profitability and growth. Additional factors are identified under the heading "Factors That May Affect Future Results and Financial Condition". Factors that could cause or contribute to such differences include those discussed below as well as those discussed in the Company's Report on Form 10-K for the year ended December 31, 1996. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


OVERVIEW

NetManage, Inc. (the "Company") develops, markets and supports PC connectivity software for the Microsoft Windows 3.1, Windows 95 and Windows NT platforms, offering applications for UNIX and IBM host access as well as for messaging and collaboration. The Company's products include the Chameleon(TM) ATX family (Chameleon HostLink(TM) 97, Chameleon UNIXLink 97), ECCO(R) Pro and the Z-Mail(R) messaging family. Its products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners. Since the Company's inception, revenues from the Chameleon family of products have represented substantially all of the Company's revenues, and the Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues for the foreseeable future.

On July 29, 1997, the Company acquired all of the outstanding shares of Network Software Associates, Inc. ("NSA"), for $26.0 million in cash, pursuant to the Stock Purchase Agreement dated July 8, 1997. NSA is a holding company for NetSoft ("NetSoft"), a privately-held company specializing in the development, marketing and support of PC-to-Host connectivity software solutions. As of the date of the acquisition, NSA and NetSoft have continued as wholly-owned subsidiaries of NetManage. The transaction will be accounted for as a purchase during the third quarter of 1997 and, accordingly, the results of NetSoft from the date of acquisition forward will be recorded in the Company's consolidated financial statements. Accounting for the acquisition as a purchase could result in a significant intangible asset or a significant charge against results of operations or both, which could materially and adversely affect future results of operations. An independent valuation of the purchase transaction is currently in process and will be finalized in the third quarter of 1997. As described in detail under the heading "Factors That May Affect Future Results and Financial Condition", acquisitions involve a number of risks, including the integration of the acquired company's operations, personnel and products. There can be no assurance that the NetSoft integration will be accomplished successfully, and the failure to effectively accomplish the integration could have a material adverse effect on NetManage's results of operations and financial condition.


RESULTS OF OPERATIONS

The Company experienced a significant decline in net revenues for both the three- and six-month periods ended June 30, 1997 as compared to the same periods of 1996. The decline in net revenues primarily reflects the Company's lack of success in marketing and selling its products, particularly in Europe and Japan, as well as increased competition and pricing pressures. The Company has recently introduced two new products, Chameleon UNIXLink 97 and Chameleon HostLink 97. Chameleon UNIXLink 97 began shipping towards the end of the second quarter of 1997, and therefore did not contribute significantly to second quarter revenues. Chameleon HostLink 97 did not begin shipping until early in the third quarter of 1997 and therefore had no effect on second quarter revenues.

During the fourth quarter of 1996, the Company discontinued several low revenue generating products and focused efforts on controlling expenses in order to reduce operating expenses and attempt to return the Company to profitability. In addition, the Company consolidated its products and operations into two distinct business units, each with dedicated development, sales, marketing and support resources. The Core Products Business Unit is focused on enhancing and marketing the Company's established products, including the Chameleon networking products. The Emerging Technologies Business Unit is focused on the Company's new products, including the messaging and collaboration products. The benefits of this reorganization have yet to contribute in terms of increased revenues, and net revenues have actually declined on a sequential quarterly basis between the fourth quarter of 1996 and the first and second quarters of 1997. As a result of the Company's focus on controlling expenses, however, operating expenses have also continued to decline, and in the second quarter of 1997 were approximately $1.0 million lower than the first quarter 1997 level and were $5.0 million lower than the fourth quarter 1996 level, excluding a fourth quarter 1996 charge of $13.4 million for the write-off of in-process research and development. Despite the decline in operating expenses, the Company reported a net loss of $4.5 million and $7.3 million, for the three- and six-month periods ended June 30, 1997, respectively, resulting from the aforementioned revenue decline during the same periods. Operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses are expected to increase in absolute dollars for the remainder of 1997 as a result of the Company's acquisition of NetSoft, and will fluctuate as a percentage of net revenues as the Company integrates NetSoft into its operations and the Company's newly introduced products begin contributing to revenues. While the Company will continue to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

JUNE 30, 1997 COMPARED TO JUNE 30, 1996

-----------------------------------------------------------------------------------------------------------
(Dollars in millions)                       Three Months Ended                Six Months Ended
                                             1997        1996      Change       1997       1996    Change
-----------------------------------------------------------------------------------------------------------
Net revenues:
       License fees                        $    9.0    $   23.1    (61.2%)   $   21.2    $  52.5   (59.5%)
       Services                                 3.7         3.7      1.4%         7.8        7.3     6.8%
                                           --------    --------              --------    -------
         Total net revenues                $   12.7    $   26.8    (52.6%)   $   29.0    $  59.8   (51.4%)

As a percentage of net revenues:
       License fees                            70.6%       86.2%                 73.1%      87.7%
       Services                                29.4%       13.8%                 26.9%      12.3%
                                           --------    --------              --------    -------
         Total net revenues                   100.0%      100.0%                100.0%     100.0%

Gross margin                               $   11.8    $   24.2    (51.3%)   $   27.1    $  54.0   (49.9%)
   As a percentage of net revenues             92.9%       90.5%                 93.0%      90.3%

Research and development                   $    4.8    $    7.1    (32.5%)   $   10.9    $  14.3   (23.7%)
   As a percentage of net revenues             37.6%       26.4%                 37.4%      23.8%

Sales and marketing                        $   10.5    $   13.2    (20.4%)   $   20.8    $  26.0   (20.0%)
   As a percentage of net revenues             82.8%       49.4%                 71.6%      43.5%

General and administrative                 $    2.4    $    3.0    (18.6%)   $    4.8    $   5.7   (14.6%)
   As a percentage of net revenues             19.2%       11.2%                 16.6%       9.5%

Interest income                            $    1.4    $    2.0    (30.4%)   $    2.6    $   3.0   (12.6%)
   As a percentage of net revenues             10.7%        7.3%                  9.0%       5.0%

Provision for income taxes                     --      $    0.8   (100.0%)       --      $   3.4  (100.0%)
   Effective tax rate                          --          34.0%                 --         34.0%
-----------------------------------------------------------------------------------------------------------

Net revenues
Historically, substantially all of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

License fees decreased substantially both in absolute dollars and as a percentage of total net revenues during the three- and six-month periods ended June 30, 1997 as compared to the same periods of 1996. As previously discussed, the decline in license fees was primarily attributable to increased competition and heightened pricing pressures and the Company's lack of success in marketing and selling its products, particularly in the international marketplace. Further, as discussed above, the timing of the release of the Company's Chameleon UNIXLink 97 and Chameleon HostLink 97 products prevented these products from contributing significantly to revenues during the three- or six-month periods ended June 30, 1997. While the Company hopes that the introduction of these products will contribute to increased revenues in future quarters, there can be no assurance that revenues will stabilize or increase in the future, other than the revenues which are expected to be contributed as a result of the acquisition of NetSoft. The increase in service revenues as a percentage of total net revenues for both the three- and six-month periods ended June 30, 1997 as compared to the same periods of 1996 primarily reflects the decline in the total net revenues base as a result of the aforementioned decline in license fee revenues.

The Company has operations worldwide with sales offices located in the United States, Europe and Japan. International revenues as a percentage of total net revenues were approximately 17% and 30% for the three-month periods ended June 30, 1997 and 1996, respectively, and 19% and 34% for the six-month periods ended June 30, 1997 and 1996, respectively. The decline in international revenues as a percentage of total net revenues is due largely to the Company's lack of success in marketing and selling its products, particularly in Europe and Japan, the latter of which accounted for the majority of the Company's international revenues during both the three- and six- month periods ended June 30, 1996. In an attempt to improve the Company's international revenues, the Company has addressed and taken steps with respect to staffing and management, distributor relationships, and product marketing in both Europe and Japan. While recently acquired NetSoft has historically been very successful in marketing and selling its products internationally, the Company will need to integrate successfully and streamline overlapping functions, particularly in Europe. There can be no assurance that such integration will be accomplished expeditiously or successfully, or that the Company will succeed in its attempts to improve its international marketing and sales efforts.

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

The Company provides ongoing maintenance and support to its customers, generally under annual service agreements. Maintenance and support is comprised of software updates for existing products and telephone support. Service revenues are recognized on a pro-rata basis over the term of such agreements. Periodically the Company has provided training and consulting services to selected customers. Such revenue is recognized as the related services are performed and has not been material to date. The Company does not expect that revenues generated from such training and consulting services will become materially significant in the future.

No customer accounted for more than 10% of net revenues during the three- or six-month periods ended June 30, 1997 or 1996.

Gross margin
Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with product packaging, documentation and software duplication. Cost of service revenues through June 30, 1997 has not been material and is not reported separately.

Gross margin as a percentage of net revenues increased for both the three- and six-month periods ended June 30, 1997 as compared to June 30, 1996 primarily as a result of decreased packaging and documentation costs. Further, cost of revenues for the second quarter of 1996 included approximately $380,000 for the amortization of purchased technology; no such charges were recorded for the same quarter of 1997. For the six months ended June 30, 1997 and 1996, the Company charged approximately $355,000 and $630,000, respectively, to cost of revenues for the amortization of purchased technology.

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

Research and development
Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The decrease in R&D expenses in absolute dollars for the three- and six-month periods ended June 30, 1997 as compared to the same periods of the prior year primarily reflects cost savings, particularly in salaries and benefits, associated with employee attrition, as well as the Company's decision to discontinue several low revenue generating products during the fourth quarter of 1996. The decline in the total net revenues base, however, resulted in the increase in R&D expenses as a percentage of net revenues for the three- and six-month periods ended June 30, 1997 as compared to the same periods of 1996.

The Company expects that R&D spending in absolute dollars will increase for the remainder of 1997 due to the Company's acquisition of NetSoft in July 1997. As a percentage of net revenues, the Company expects that R&D will fluctuate depending on future revenue levels, acquisitions and licensing of technology.

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

Sales and marketing
Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. The decrease in S&M expenses in absolute dollars for the three- and six-month periods ended June 30, 1997 as compared to the same periods in 1996 primarily reflects cost savings related to employee attrition and the resulting declines in salaries and benefits, and a decline in advertising as the Company re-evaluated its marketing and selling strategies. As a percentage of total net revenues for both the three- and six-month periods, the increase in S&M expenses is attributable to the decreased total net revenues base.

The Company believes that S&M expenses will increase in absolute dollars during the remainder of 1997 as a result of the acquisition of NetSoft and as the Company continues to implement its marketing and selling strategies, particularly related to advertising and promotion expenses. The Company expects that S&M expenses as a percentage of total net revenues will fluctuate depending on future revenue levels.

General and administrative
General and administrative ("G&A") expenses decreased in absolute dollars for the three- and six-month periods ended June 30, 1997 as compared to the same periods in 1996 due to employee attrition and the resulting savings in salaries and benefits, and the Company's overall focus on controlling operating expenses. As a percentage of total net revenues for both the three- and six-month periods, the increase in G&A expenses is attributable to the decreased total net revenues base. The Company believes that G&A expenses will increase in absolute dollars during the remainder of 1997 as a result of the acquisition of NetSoft and, as a percentage of total net revenues, will fluctuate depending on future revenue levels.

Interest income
The decline in interest income for both the three- and six-month periods ended June 30, 1997 as compared to the same periods in 1996 is primarily the result of a decrease in the aggregate amount of cash and investments from $115.0 million at June 30, 1996 to $103.3 million at June 30, 1997. The increase in interest income for both the three- and six-month periods as a percentage of net revenues is consistent with the Company's decreased revenue base.

Provision for income taxes
The Company's effective tax rate for the three- and six months ended June 30, 1997 was 0% due to the Company's loss position as compared to an effective tax rate of 34% for the three- and six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
                                                           As of June 30,
(In millions)                                         1997               1996
--------------------------------------------------------------------------------
Cash and cash equivalents                           $ 20.6             $ 28.4
Short-term investments                                48.0               15.8
Long-term investments                                 34.8               70.8
Net cash provided by operating activities              1.8               12.4
Net cash used in investing activities                  1.2               19.6
Net cash provided by financing activities              0.5                3.5
--------------------------------------------------------------------------------


Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, and have aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit or an equipment lease facility, other than those acquired in connection with the NetSoft acquisition and are not material to the Company.

The Company's cash and cash equivalents, short-term investments and long-term investments remained constant from December 31, 1996 to June 30, 1997 at $103.3 million. The Company received a federal tax refund during the first quarter of 1997 in the amount of approximately $2.3 million related to the Company's 1995 tax year.

The Company's principal investing activities to date have been the purchase of short and long-term investments, purchases of property and equipment, and cash payments for acquisitions. Net of proceeds from maturities, the Company invested $0.1 million in short-term and long-term investments during the first six months of 1997. Expenditures for purchases of property and equipment were minimal during the six months ended June 30, 1997 due to the Company's efforts to control operating expenses and attempt to return the Company to profitability. The Company does not have any specific commitments with regard to future capital expenditures. It is anticipated, however, that such spending will increase as a result of the acquisition of NetSoft. The Company's principal commitment as of June 30, 1997 consists of leases on its facilities.

Net cash provided by financing activities during the first quarter of 1997 reflects proceeds from the issuance of common stock under the Company's stock option plan.

At June 30, 1997, the Company had working capital of $68.8 million. As previously noted, the Company acquired the issued and outstanding shares of NetSoft on July 29, 1997 for $26.0 million in cash. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.


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

Acquisitions
The Company's merger and acquisition transactions, including the recent acquisition of NetSoft, have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the Company's product offerings, attract key personnel and strengthen the Company's presence in the international marketplace. Product and technology acquisitions entail numerous risks, including the diversion of management's attention away from day-to-day matters, difficulties in the assimilation of acquired operations and personnel (such as distribution, engineering and customer support), the incorporation of acquired products into existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies and the difficulty of presenting a unified corporate image. The Company and NetSoft each have different systems and policies and procedures in many operational areas that also must be integrated. To achieve profitability the Company will need to integrate successfully and streamline overlapping or duplicative functions. Costs generally associated with this type of integration include severance payments, disposition of excess property and equipment and closing of excess facilities. There can be no assurance that the integration will be accomplished smoothly, expeditiously or successfully. To date, the Company's previous acquisitions have not contributed significantly to revenues. Uncertainty in the marketplace or customer hesitation related to the NetSoft acquisition could negatively affect the Company's future revenues and results of operations. Failure to integrate effectively the operations of the Company and NetSoft could have a material adverse effect on the Company's results of operations and financial condition.

The Company regularly evaluates product and technology acquisition opportunities and anticipates that it may make additional acquisitions in the future if it determines that an acquisition would further its corporate strategy. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. If the operations of an acquired company or business do not meet the Company's expectations, the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.

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

Marketing and Distribution
As part of its strategy to develop multiple distribution channels, the Company expects to increase its use of resellers, particularly value added resellers and system integrators, in addition to distributors and original equipment manufacturers. The Company expects that indirect sales will grow as a percentage of both domestic and total revenues and that any material increase in the Company's indirect sales as a percentage of revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. The Company and NetSoft are in the process of integrating their distribution channels. Changes in distribution channels may adversely affect sales of the Company's products and consequently, may adversely affect the Company's business, financial condition and results of operations, at least in the near term. There can be no assurance that the Company will be able to attract or retain resellers and distributors who will be able to market the combined companies' products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the combined companies' products, and the inability to recruit or retain important resellers or distributors could adversely affect the Company's results of operations.

Global Market Risks
During 1997, the Company has addressed and taken steps with respect to staffing and management, distributor relationships and product marketing in both Europe and Japan. While NetSoft has been very successful in marketing and selling its products internationally, the Company will need to successfully integrate and streamline overlapping functions, particularly in Europe. There can be no assurance that such integration will be accomplished expeditiously or successfully, or that the Company will succeed in its attempts to improve its international marketing and sales efforts. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to meet effectively that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's results of operations.

Employee Retention
The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley in California and in Haifa, Israel. During the latter half of 1996 and through the first half of 1997, the Company experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals. The Company has and will continue to address the issue of attrition, and in fact in January 1997, repriced the majority of its outstanding stock options in an effort to retain its employees and become competitive in the extremely competitive employment market. Managing employee attrition, integrating acquired operations and products and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources. The successful and expeditious integration of NetSoft's employee base into the Company's operations is critical to mitigating the potential loss of key employees from both the Company and NetSoft during the period following the closing of the acquisition. The Company's future operating results will be dependent in part on its ability to retain and attract its employee workforce, train and manage its management and employee base, and continue to implement and improve its operating and financial controls. There can be no assurance that the Company will be able to manage such challenges successfully.







         NetManage, the NetManage logo, ECCO and Z-Mail are registered trademarks and Chameleon and Chameleon HostLink are trademarks of NetManage, Inc. All other registered trademarks or trademarks are the property of their respective owners.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061-JW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects, and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The Company believes there is no merit to either case and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-97-20544-JW-PVT, in the United States District Court for the Northern District of California against the same defendants. Both complaints allege that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. The state court complaint asserts claims under California state law; the federal complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The Company believes there is no merit to either case and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of Stockholders was held at the offices of the Company at 10725 North De Anza Boulevard, Cupertino, California on May 30, 1997 at 9:00 a.m. local time, for the following purposes:

1. To elect one director to hold office until the Annual Meeting of Stockholders in the year 2000.

2. To ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for its fiscal year ending December 31, 1997.

Stockholders of record at the close of business on March 28, 1997 were entitled to vote at the meeting.

a. On the vote for the election of a director the following person received the number of votes indicated:

                                       For                          Against
                                       ---                          -------
        Zvi Alon                   38,693,744                      1,157,657

b. On the motion with respect to the selection of Arthur Andersen LLP as the independent auditors of the Company:

           For                       Against                        Abstain
           ---                       -------                        -------
        39,365,118                   326,021                        160,262

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

         27.1     Financial Data Schedule.

b.   Reports of Form 8-K


     A Current Report on Form 8-K dated July 29, 1997 was filed by the Registrant on August 8, 1997 to report under Item 5 thereof, the Registrant's acquisition of all of the outstanding shares of Network Software Associates, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NETMANAGE,INC.
                                     (Registrant)


DATE:  AUGUST 13, 1997               By: /s/ Walter D. Amaral
       ---------------                   ---------------------------------
                                         WALTER D. AMARAL
                                         Senior Vice President,Finance and
                                         Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

 27.1             Financial Data Schedule.