Form 10-Q
period 1997-09-30
NETMANAGE INC
filed 1997-11-14
CIK 909793

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

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

YES [X]    NO [ ]

Number of shares of registrant's common stock outstanding as of November 1, 1997: 43,654,177

================================================================================

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                                   PAGE
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 1997 and
               December 31, 1996                                                        3

               Condensed Consolidated Statements of Operations for the three
               and nine months ended September 30, 1997 and September 30, 1996          4

               Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1997 and September 30, 1996                   5

               Notes to Condensed Consolidated Financial Statements                     6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                9

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                       18

Item 2.        Changes in Securities                                                   19

Item 3.        Defaults upon Senior Securities                                         19

Item 4.        Submission of Matters to a Vote of Security Holders                     19

Item 5.        Other Information                                                       19

Item 6.        Exhibits and Reports on Form 8-K                                        19

               Signatures                                                              20

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997.

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                1997              1996
                                                            -------------      ------------
                                                             (UNAUDITED)        (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $   11,921         $   19,483
   Short-term investments                                        43,122             46,609
   Accounts receivable, net                                      11,053             13,915
   Prepaid expenses and other current assets                     11,363             13,191
                                                             ----------         ----------
       Total current assets                                      77,459             93,198
                                                             ----------         ----------

PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                               14,341             14,874
   Furniture and fixtures                                         5,592              5,622
   Leasehold improvements                                         1,409              1,434
                                                             ----------         ----------
                                                                 21,342             21,930
   Less - Accumulated depreciation                              (11,655)            (9,872)
                                                             ----------         ----------
       Net property and equipment                                 9,687             12,058
                                                             ----------         ----------

LONG-TERM INVESTMENTS                                            20,796             37,201
GOODWILL AND OTHER INTANGIBLES, net                               2,553              1,763
OTHER ASSETS                                                      9,123              8,309
                                                             ----------         ----------
                                                             $  119,618         $  152,529
                                                             ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $    1,349         $    2,060
   Accrued liabilities                                            5,992              4,154
   Accrued payroll and payroll-related expenses                   5,759              4,779
   Deferred revenue                                               8,899              8,839
   Income taxes payable                                           1,376              1,698
                                                             ----------         ----------
       Total current liabilities                                 23,375             21,530
                                                             ----------         ----------

LONG-TERM LIABILITIES                                             1,053              1,708
                                                             ----------         ----------

STOCKHOLDERS' EQUITY:
   Common stock                                                     435                431
   Additional paid-in capital                                    90,916             90,193
   Retained earnings                                              5,562             39,751
   Cumulative translation adjustments                            (1,723)            (1,084)
                                                             ----------         ----------
       Total stockholders' equity                                95,190            129,291
                                                             ----------         ----------
                                                             $  119,618         $  152,529
                                                             ==========         ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                 -------------------------------       -------------------------------
                                                 SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                 ------------       ------------       ------------       ------------
                                                     1997               1996               1997               1996
                                                 ------------       ------------       ------------       ------------
NET REVENUES:
   License fees                                  $      9,774       $     21,316       $     31,017       $     73,773
   Services                                             3,782              4,110             11,619             11,450
                                                 ------------       ------------       ------------       ------------
       Total net revenues                              13,556             25,426             42,636             85,223

COST OF REVENUES                                          889              2,383              2,913              8,191
                                                 ------------       ------------       ------------       ------------

GROSS MARGIN                                           12,667             23,043             39,723             77,032
                                                 ------------       ------------       ------------       ------------

OPERATING EXPENSES:
   Research and development                             5,585              6,734             16,453             20,984
   Sales and marketing                                 10,927             13,390             31,744             39,422
   General and administrative                           3,186              2,586              8,020              8,245
   Write-off of in-process research and
     development                                       16,001                 --             16,001                 --
   Restructuring charge                                 5,172                 --              5,172                 --
   Amortization of goodwill                               228                577                748              1,193
   Acquisition costs                                       --                199                 --                199
                                                 ------------       ------------       ------------       ------------
       Total operating expenses                        41,099             23,486             78,138             70,043
                                                 ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                         (28,432)              (443)           (38,415)             6,989

INTEREST INCOME AND OTHER, NET                          1,112              1,034              3,729              4,028
EQUITY IN INCOME (LOSSES) OF
   UNCONSOLIDATED AFFILIATE                               418               (225)               497               (568)
                                                 ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                       (26,902)               366            (34,189)            10,449
PROVISION FOR INCOME TAXES                                 --                125                 --              3,553
                                                 ------------       ------------       ------------       ------------
NET INCOME (LOSS)                                $    (26,902)      $        241       $    (34,189)      $      6,896
                                                 ============       ============       ============       ============

NET INCOME (LOSS) PER SHARE                      $      (0.62)      $       0.01       $      (0.79)      $       0.16
                                                 ============       ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES
   AND EQUIVALENTS                                     43,454             43,049             43,322             43,244
                                                 ============       ============       ============       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                     NINE MONTHS ENDED
                                                                             ---------------------------------
                                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                                                 1997                 1996
                                                                             -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $     (34,189)      $       6,896
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                 6,726               7,319
       Provision for doubtful accounts and returns                                     268                 205
       Equity in (income) losses of unconsolidated affiliate                          (497)                568
       Write-off of in-process research and development                             16,001                  --
       Write down of assets related to restructure                                   1,766                  --
       Changes in assets and liabilities, net of business combinations:
         Accounts receivable                                                         8,902               4,103
         Prepaid expenses and other assets                                           3,576                (601)
         Accounts payable                                                           (1,438)             (1,911)
         Accrued liabilities, payroll and payroll-related expenses                     416                (659)
         Deferred revenue                                                           (3,311)             (2,864)
         Income taxes payable                                                         (322)                614
                                                                             -------------       -------------
             Net cash provided by (used in) operating activities                    (2,102)             13,670
                                                                             -------------       -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                             (27,395)            (30,495)
   Proceeds from maturity of short-term investments                                 30,252              39,546
   Purchases of long-term investments                                              (17,613)            (35,420)
   Proceeds from maturity of long-term investments                                  33,342              18,605
   Purchases of property and equipment                                                (552)             (4,174)
   Purchases of technology and other intangible assets                                (530)             (4,100)
   Acquisition of NetSoft, Inc., net of cash acquired                              (23,281)                 --
   Acquisition of a business                                                            --              (1,325)
   Investment in unconsolidated affiliate                                             (163)             (1,782)
                                                                             -------------       -------------
             Net cash used in investing activities                                  (5,940)            (19,145)
                                                                             -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                         727               3,719
                                                                             -------------       -------------
             Net cash provided by financing activities                                 727               3,719

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (247)               (423)
                                                                             -------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (7,562)             (2,179)

CASH AND CASH EQUIVALENTS, beginning of period                                      19,483              32,593
                                                                             -------------       -------------

CASH AND CASH EQUIVALENTS, end of period                                     $      11,921       $      30,414
                                                                             =============       =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  INTERIM FINANCIAL DATA

    The interim condensed consolidated financial statements for the three- and nine-month periods ended September 30, 1997 and 1996 for NetManage(R), Inc. (the "Company") have been prepared on the same basis as the year end consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.  CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's interest of approximately 50% in an unconsolidated affiliate, NetVision, Ltd., is accounted for by the equity method.

3.  ACQUISITIONS

    On July 29, 1997, the Company acquired all of the outstanding shares of Network Software Associates, Inc. ("NSA"), for $26.0 million in cash, pursuant to the Stock Purchase Agreement dated July 8, 1997. NSA is a holding company for NetSoft ("NetSoft"), a privately-held company specializing in the development, marketing and support of PC-to-Host connectivity software solutions. As of the date of the acquisition, NSA and NetSoft have continued as wholly-owned subsidiaries of NetManage. The acquired company hereinafter will be referred to as NetSoft. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of NetSoft from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $18.6 million were acquired, of which $16.0 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible of $2.6 million, consisting of goodwill, is included in goodwill and other intangibles in the accompanying balance sheet and is being amortized over its estimated useful life of two years.

    In connection with the acquisition, net assets acquired were as follows:
    (in thousands)

    Cash and cash equivalents                                        $ 2,719
    Trade accounts receivable and other current assets                 8,802
    Intangibles, including in-process research and development        18,589
    Property, equipment, and other long term assets                    2,733
    Current liabilities assumed                                       (6,224)
    Long-term liabilities assumed                                       (619)
                                                                     -------
         Net assets acquired                                         $26,000
                                                                     =======

    The following unaudited pro forma information shows the results of operations for each of the three- and nine-month periods ended September 30, 1997 and 1996 as if the NetSoft acquisition had occurred at the beginning of each period presented and at the purchase price established in July 1997. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for the three-month period ended September 30, 1997 combine the Company's results for the three-months ended September 30, 1997 with the results of NetSoft for the period from July 1,1997 through the date of acquisition and include the $16.0 million write-off of in-process research and development discussed above. Similarly, the pro forma results for the nine-month period ended September 30, 1997 combine the Company's results for the nine-months ended September 30, 1997 with the results of NetSoft for the period from January 1, 1997 through the date of acquisition and include the $16.0 million write-off of in-process research and development discussed above. The pro forma results for 1996 combine the Company's results with NetSoft's results for both the three- and nine-months ended September 30, 1996 and include the $16.0 million write-off of in-process research and development as previously discussed. The following unaudited pro forma results include the straight-line amortization of intangibles over a period of two years.

    (in thousands, except per share amounts)

                                                Three months ended                   Nine months ended
                                          -------------------------------     -------------------------------
                                          September 30,     September 30,     September 30,     September 30,
                                              1997              1996              1997              1996
                                          -------------     -------------     -------------     -------------
    Revenue                               $      15,904     $      33,224     $      62,215     $     108,363
    Net loss                              $     (27,295)    $     (15,581)    $     (35,571)    $      (8,773)
    Net loss per share                    $       (0.63)    $       (0.36)    $       (0.82)    $       (0.20)
    Weighted average common and common
       equivalent shares outstanding             43,454            43,049            43,322            43,244

4.  RESTRUCTURING OF OPERATIONS

    In the third quarter of 1997, the Company initiated a plan to restructure its operations worldwide due to business conditions. The plan is intended to realign the Company to focus solely on its core competencies - UNIX, AS/400 midrange and IBM mainframe connectivity. In connection with this plan, the Company recorded a $5.2 million charge to operating expenses. The restructuring charge includes approximately $1.8 million of estimated employee-related expenses for employee terminations, approximately $2.4 million for the write-off of excess equipment and facilities-related expenses associated with the consolidation of operations, and approximately $1.0 million for the write-off of intangible assets related to certain unprofitable products. The restructuring plan includes the termination of employees worldwide and the reduction in worldwide office space, which primarily consists of the consolidation of sales offices in Europe resulting from the acquisition of NetSoft in the third quarter of 1997 as well as the consolidation of certain domestic technical support and engineering locations. As of September 30, 1997, the Company had incurred costs totaling approximately $2.9 million related to the restructuring. The remaining actions are expected to be completed within one year from the date the restructuring plan was initiated. The Company anticipates that these remaining restructuring actions will require the expenditures of approximately $2.3 million of cash over the next year, which the Company expects will be funded by internally generated cash. Other current liabilities at September 30, 1997 included a reserve related to this restructuring plan of approximately $2.3 million.

5.  NET INCOME (LOSS) PER SHARE

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

6.  COMMITMENTS AND CONTINGENCIES

    On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061-JW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. In addition, on September 10, 1997, the Company and several of its officers and directors were named in a securities class action complaint filed in the Northern District of California, Beasley v. NetManage, Inc., et al., C-97-3329 FMS, (N.D. Cal.). This complaint is substantially similar to the previously-filed case of Head et al. v. NetManage, Inc. et al., discussed above, and contains similar allegations, names the same defendants, and purports to represent purchasers of NetManage stock during the same class period as in the previously-filed complaint. The complaints seek an unspecified amount of damages. The Company believes there is no merit to these cases and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

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

    On October 10, 1997, a verified derivative complaint was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company alleging that these persons violated various duties to the Company. Sucher v. Alon et al., No. C-97-20897 JW (EAI) (N.D. Cal.). The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding expected revenues from newly introduced products, the amount of restructuring charges and the funding of these charges from operations and statements regarding expected fluctuations in operating expenses and capital spending. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others, that the markets for the Company's products, including Chameleon(TM) UNIXLink 97 and Chameleon HostLink 97, could grow more slowly than the Company or market analysts believe, or the Company will not be able to take advantage of growth in those markets. In addition, there is no assurance that the Company's acquisition of NetSoft or the Company's other organizational changes and plans for 1997 will prove successful, that the Company's existing products or those of the combined companies will continue to meet with customer acceptance, that the Company will not suffer increased competitive pressures, that the Company's corporate buying decisions will not be influenced by the actions of the Company's competitors or other market factors or that the Company will return to profitability and growth. Additional factors are identified under the heading "Factors That May Affect Future Results and Financial Condition". Factors that could cause or contribute to such differences include those discussed below as well as those discussed in the Company's Report on Form 10-K for the year ended December 31, 1996. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

NetManage, Inc. (the "Company") develops, markets and supports PC connectivity software for the Microsoft Windows 3.1, Windows 95 and Windows NT platforms, offering applications for UNIX, AS/400 and IBM mainframe host systems. The Company also provides remote access, application sharing and help desk technology. Its products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners. Since the Company's inception, revenues from the Chameleon family of products have represented substantially all of the Company's revenues, and the Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues for the foreseeable future.

On July 29, 1997, the Company acquired all of the outstanding shares of Network Software Associates, Inc. ("NSA"), for $26.0 million in cash, pursuant to the Stock Purchase Agreement dated July 8, 1997. NSA is a holding company for NetSoft ("NetSoft"), a privately-held company specializing in the development, marketing and support of PC-to-Host connectivity software solutions. As of the date of the acquisition, NSA and NetSoft have continued as wholly-owned subsidiaries of NetManage. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of NetSoft from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of approximately $18.6 million were acquired, of which $16.0 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible of $2.6 million, consisting of goodwill, is included in goodwill and other intangibles in the accompanying balance sheet and is being amortized over its estimated useful life of two years. As described in detail under the heading "Factors That May Affect Future Results and Financial Condition", acquisitions involve a number of risks, including the integration of the acquired company's operations, personnel and products. There can be no assurance that the NetSoft integration will be accomplished successfully, and the failure to effectively accomplish the integration could have a material adverse effect on NetManage's results of operations and financial condition.

In the third quarter of 1997, the Company initiated a plan to restructure its operations worldwide due to business conditions. The plan is intended to realign the Company to focus solely on its core competencies - UNIX, AS/400 midrange and IBM mainframe connectivity. In connection with this plan, the Company recorded a $5.2 million charge to operating expenses. The restructuring charge includes approximately $1.8 million of estimated employee-related expenses for employee terminations, approximately $2.4 million for the write-off of excess equipment and facilities-related expenses associated with the consolidation of operations, and approximately $1.0 million for the write-off of intangible assets related to certain unprofitable products. The restructuring plan includes the termination of employees worldwide and the reduction in worldwide office space, which primarily consists of the consolidation of sales offices in Europe resulting from the acquisition of NetSoft in the third quarter of 1997 as well as the consolidation of certain domestic technical support and engineering locations. As of September 30, 1997, the Company had incurred costs totaling approximately $2.9 million related to the restructuring. The remaining actions are expected to be completed within one year from the date the restructuring plan was initiated. The Company anticipates that these remaining restructuring actions will require the expenditures of approximately $2.3 million of cash over the next year, which the Company expects will be funded by internally generated cash. Other current liabilities at September 30, 1997 included a reserve related to this restructuring plan of approximately $2.3 million.

RESULTS OF OPERATIONS

During the past twelve-month period, the Company has discontinued several low revenue generating products and focused efforts on controlling expenses in order to reduce operating expenses and attempt to return the Company to profitability. In addition, during the fourth quarter of 1996, the Company consolidated its products and operations into two distinct business units, each with dedicated development, sales, marketing and support resources. The benefits of this reorganization have yet to contribute in terms of increased revenues or profitability.

During both the three- and nine-month periods ended September 30, 1997, the Company experienced a significant decline in net revenues as compared to the same periods of 1996. The decline in net revenues primarily reflects the Company's lack of success in marketing and selling its products, particularly in Europe and Japan, as well as increased competition and pricing pressures. While additional revenues resulted from the acquisition of NetSoft, consolidated net revenues also declined as a direct result of the acquisition as the Company was incorporating acquired products into existing product lines, integrating the operations of the Company and NetSoft, and restructuring the combined company's focus on becoming the premier single source provider of PC-to-host connectivity. As a result, certain product offerings did not contribute as significantly as in the prior comparative periods. Finally, Chameleon HostLink 97 began shipping towards the end of the third quarter of 1997, and therefore did not contribute significantly to third quarter revenues.

Operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses, excluding the write-off of in-process research and development and restructuring charges, had declined in absolute dollars on a sequential quarterly basis during the past twelve-month period through the second quarter of 1997 and only increased in the third quarter of 1997 by $1.9 million, or 10%, over the second quarter primarily as a result of the acquisition of NetSoft.

Despite the continued focus on controlling operating expenses, the aforementioned decline in revenues resulted in a net loss of $5.7 million and $13.0 million for the three- and nine-month periods ended September 30, 1997, respectively, excluding the third quarter 1997 charges of $16.0 million for the write-off of in-process research and development related to the acquisition of NetSoft and $5.2 million for restructuring. Operating expenses are expected to decrease in absolute dollars during the fourth quarter of 1997 as a result of the Company's restructuring actions, and will fluctuate as a percentage of net revenues as the Company integrates NetSoft into its operations and the Company's newly introduced products begin contributing to revenues. While the Company will continue to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996
(Dollars in millions)

                                              Three Months Ended                        Nine Months Ended
                                     -----------------------------------      -----------------------------------
                                       1997         1996         Change         1997         1996         Change
                                     --------     --------      --------      --------     --------      --------
Net revenues:
      License fees                   $    9.8     $   21.3         (54.1%)    $   31.0     $   73.8         (58.0%)
      Services                            3.8          4.1           8.0%         11.6         11.4           1.5%
                                     --------     --------                    --------     --------
        Total net revenues           $   13.6     $   25.4         (46.7%)    $   42.6     $   85.2         (50.0%)

As a percentage of net revenues:
      License fees                       72.1%        83.8%                       72.7%        86.6%
      Services                           27.9%        16.2%                       27.3%        13.4%
                                     --------     --------                    --------     --------
        Total net revenues              100.0%       100.0%                      100.0%       100.0%

Gross margin                         $   12.7     $   23.0         (45.0%)    $   39.7     $   77.0         (48.4%)
  As a percentage of net revenues        93.4%        90.6%                       93.2%        90.4%

Research and development             $    5.6     $    6.7         (17.1%)    $   16.5     $   21.0         (21.6%)
  As a percentage of net revenues        41.2%        26.5%                       38.6%        24.6%

Sales and marketing                  $   10.9     $   13.4         (18.4%)    $   31.7     $   39.4         (19.5%)
  As a percentage of net revenues        80.6%        52.7%                       74.5%        46.3%

General and administrative           $    3.2     $    2.6          23.2%     $    8.0     $    8.2          (2.7%)
  As a percentage of net revenues        23.5%        10.2%                       18.8%         9.7%

Write-off of in-process
  research and development           $   16.0     $     --         100.0%     $   16.0     $     --         100.0%
  As a percentage of net revenues       118.0%          --                        37.5%          --

Restructuring charge                 $    5.2     $     --         100.0%     $    5.2     $     --         100.0%
  As a percentage of net revenues        38.2%          --                        12.1%          --


Interest income and other, net       $    1.1     $    1.0           7.5%     $    3.7     $    4.0          (7.4%)
  As a percentage of net revenues         8.2%         4.1%                        8.7%         4.7%

Equity in income (losses)
    of  unconsolidated affiliate     $    0.4     ($   0.2)        285.8%     $    0.5     ($   0.6)        187.5%
  As a percentage of net revenues         3.1%         n/a                         1.2%         n/a

Provision for income taxes                 --     $    0.1        (100.0%)          --     $    3.6        (100.0%)
  Effective tax rate                       --         34.0%                         --         34.0%


Net revenues

Historically, substantially all of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

License fees decreased substantially both in absolute dollars and as a percentage of total net revenues during the three- and nine-month periods ended September 30, 1997 as compared to the same periods of 1996. As previously discussed, the decline in license fees was primarily attributable to increased competition and heightened pricing pressures and the Company's lack of success in marketing and selling its products, particularly in the international marketplace. Further, as discussed above, the timing of the release of the Company's Chameleon HostLink 97 product prevented this product from contributing significantly to revenues during the three- or nine-month periods ended September 30, 1997. While the Company hopes that the introduction of Chameleon HostLink 97 and other recently introduced products, including Chameleon UNIXLink 97 in particular, will contribute to increased revenues in future quarters, there can be no assurance that revenues will stabilize or increase in the future. The increase in service revenues as a percentage of total net revenues for both the three- and nine-month periods ended September 30, 1997 as compared to the same periods of 1996 primarily reflected the decline in the total net revenues base as a result of the aforementioned decline in license fee revenues.

The Company has operations worldwide with sales offices located in the United States, Europe and Japan. International revenues as a percentage of total net revenues were approximately 32% and 40% for the three-month periods ended September 30, 1997 and 1996, respectively, and 23% and 35% for the nine-month periods ended September 30, 1997 and 1996, respectively. The decline in international revenues as a percentage of total net revenues was due largely to the Company's lack of success in marketing and selling its products, particularly in Europe and Japan, the latter of which accounted for the majority of the Company's international revenues during both the three- and nine-month periods ended September 30, 1996. NetSoft has historically been successful in marketing and selling its products internationally, and the Company is in the process of integrating and streamlining overlapping functions, particularly in Europe, to benefit from NetSoft's success historically in the international marketplace. The Company is addressing and taking steps with respect to staffing and management, distributor relationships, and product marketing in Europe as well as in Japan. There can be no assurance that such integration will be accomplished expeditiously or successfully, or that the Company will succeed in its attempts to improve its international marketing and sales efforts.

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

No customer accounted for more than 10% of net revenues during the three- or nine-month periods ended September 30, 1997 or the nine-month period ended September 30, 1996. The Company had one customer which accounted for approximately 10% of net revenues during the three-month period ended September 30, 1996.

Gross margin

Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with product packaging, documentation and software duplication. Cost of service revenues through September 30, 1997 has not been material and is not reported separately.

Gross margin as a percentage of net revenues increased for both the three- and nine-month periods ended September 30, 1997 as compared to September 30, 1996 primarily as a result of decreased packaging and documentation costs. Further, cost of revenues for the three- and nine-month periods ended September 30, 1996 included approximately $0.5 million and $1.0 million, respectively, for the amortization of purchased technology; no such charges were recorded for the same three- or nine-month periods of 1997.

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

Research and development

Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The decrease in R&D expenses in absolute dollars for the three- and nine-month periods ended September 30, 1997 as compared to the same periods of the prior year primarily reflected cost savings, particularly in salaries and benefits, associated with employee attrition. The decrease between the comparable nine-month periods also reflected the Company's decision to discontinue several low revenue generating products during the fourth quarter of 1996. The decline in the total net revenues base, however, resulted in the increase in R&D expenses as a percentage of net revenues for the three- and nine-month periods ended September 30, 1997 as compared to the same periods of 1996.

The Company expects that R&D spending in absolute dollars will decrease in the fourth quarter of 1997 primarily as a result of the Company's restructuring actions. As a percentage of net revenues, the Company expects that R&D will fluctuate depending on future revenue levels, acquisitions and licensing of technology.

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

Sales and marketing

Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. The decrease in S&M expenses in absolute dollars for the three- and nine-month periods ended September 30, 1997 as compared to the same periods in 1996 primarily reflected cost savings related to employee attrition and the resulting declines in salaries and benefits, and a decline in advertising as the Company re-evaluated its marketing and selling strategies. As a percentage of total net revenues for both the three-and nine-month periods, the increase in S&M expenses was attributable to the decreased total net revenues base.

The Company believes that S&M expenses will remain relatively constant in absolute dollars for the fourth quarter of 1997 as the Company continues to implement its worldwide marketing and selling strategies, particularly related to advertising and promotion expenses. The Company expects that S&M expenses as a percentage of total net revenues will fluctuate depending on future revenue levels.

General and administrative

General and administrative ("G&A") expenses increased in absolute dollars for the three-month periods ended June 30, 1997 as compared to the same quarter of 1996 due to increased bad debt expense and increased outside professional and consulting fees. G&A expenses were relatively constant in absolute dollars for the nine-month periods ended September 30, 1997 and 1996 as the costs savings related to employee attrition were offset by the increased bad debt and outside professional and consulting fees. As a percentage of total net revenues for both the three- and nine-month periods, the increase in G&A expenses was attributable to the decreased total net revenues base. The Company believes that G&A expenses will decrease in absolute dollars in the fourth quarter of 1997 as a result of the Company's restructuring actions, and, as a percentage of total net revenues, will fluctuate depending on future revenue levels.

Write-off of in-process research and development

As previously discussed , in connection with the acquisition of all of the outstanding shares of NSA, the Company acquired $18.6 million of intangible assets, of which $16.0 million was reflected as a one-time charge to operations for the write-off of in-process research and development that had not reached technological feasibility and in management's opinion, had no probable alternative future use. This one-time charge was reflected in the Company's statement of operations for the three- and nine-month periods ended September 30, 1997 as a write-off of in-process research and development within operating expenses. No such charges were incurred for the three- and nine-month periods ended September 30, 1996.

Restructuring charge

As discussed above, in the third quarter of 1997, the Company initiated a plan to restructure its operations worldwide. In connection with this plan, a restructuring charge of $5.2 million was recorded in the Company's statement of operations for the three- and nine-month periods ended September 30, 1997. No such charges were incurred for the three- and nine-month periods ended September 30, 1996.

Interest income and other, net

Interest income and other, net includes interest income earned on the Company's cash and investments as well as foreign exchange gains and losses. This income increased slightly for the three-month period ended September 30, 1997 as compared to the same period in 1996 due largely to a decline in the strength of the U.S. dollar relative to the Israeli Shekel during the quarter ended September 30, 1997, as opposed to an increase in the strength of the U.S. dollar relative to the Israeli Shekel during the quarter ended September 30, 1996. The decline in interest income and other, net for the nine-month period ended September 30, 1997 as compared to the same period in 1996 is primarily the result of a decrease in the aggregate amount of cash and investments from $113.6 million at September 30, 1996 to $75.8 million at September 30, 1997. The increase in interest income for both the three- and nine-month periods as a percentage of net revenues is consistent with the Company's decreased revenue base.

Equity in income (losses) of unconsolidated affiliate

In July 1995, NetManage, Ltd., one of the Company's wholly-owned subsidiaries, agreed to an investment in one of its wholly-owned subsidiaries, NetVision, Ltd. ("NetVision") by Elron Electronics Industries, Ltd. ("Elron"). The Company currently retains an ownership in NetVision of approximately 50%. The Company's investment in NetVision is accounted for by the equity method.

Provision for income taxes

The Company's effective tax rate for the three- and nine-month periods ended September 30, 1997 was 0% due to the Company's loss position as compared to an effective tax rate of 34% for the three- and nine-month periods ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

                                                               As of September 30,
                                                           -------------------------
(In millions)                                                1997             1996
                                                           --------         --------
Cash and cash equivalents                                  $   11.9         $   30.4
Short-term investments                                         43.1             16.1
Long-term investments                                          20.8             67.1
Net cash provided by (used in) operating activities            (2.1)            13.1
Net cash used in investing activities                           5.9             18.6
Net cash provided by financing activities                       0.7              3.7


Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, and have aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit or an equipment lease facility, other than those acquired in connection with the NetSoft acquisition which are not material to the Company.

The Company's cash and cash equivalents, short-term investments and long-term investments declined from $103.3 million at December 31, 1996 to $75.8 million at September 30, 1997, a decrease of $27.5 million. As described earlier, the Company acquired all of the outstanding shares of NetSoft in July 1997 for $26.0 million in cash, which accounts for the majority of the decrease.

The Company's principal investing activities to date have been the purchase of short and long-term investments, purchases of property and equipment, and cash payments for acquisitions. Net of amounts invested, the Company received proceeds of $18.6 million from maturities of short-term and long-term investments during the nine-month period ended September 30, 1997. Expenditures for purchases of property and equipment were minimal at $0.6 million for the nine-month period ended September 30, 1997 due to the Company's efforts to control operating expenses and attempt to return the Company to profitability. The Company does not have any specific commitments with regard to future capital expenditures. It is expected, however, that such spending will not increase during the fourth quarter of 1997 as a result of the Company's restructuring plan. The Company's principal commitment as of September 30, 1997 consists of leases on its facilities.

Net cash provided by financing activities during the nine months ended September 30, 1997 reflects proceeds from the issuance of common stock under the Company's stock option plan.

At September 30, 1997, the Company had working capital of $54.1 million. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

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

The Company recently initiated a plan to restructure its operations and focus on its core competencies of UNIX, AS/400 midrange and IBM mainframe connectivity. The Company undertook the restructuring in response to business conditions in order to improve the Company's future financial performance, however, no assurance can be given that the restructuring will be successful, that future operating results will improve, or that the actions undertaken in the restructuring will not disrupt the Company's remaining operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

Acquisitions

The Company's merger and acquisition transactions, including the recent acquisition of NetSoft, have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the Company's product offerings, attract key personnel and strengthen the Company's presence in the international marketplace.

Product and technology acquisitions entail numerous risks, including the diversion of management's attention away from day-to-day operations, difficulties in the assimilation of acquired operations and personnel (such as sales, engineering and customer support), the incorporation of acquired products into existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies and the difficulty of presenting a unified corporate image.

The Company and NetSoft each have different systems and policies and procedures in many operational areas that also must be integrated. To achieve profitability the Company will need to integrate successfully and streamline overlapping or duplicative functions. The integration is currently in process and management's focus centers on ensuring the integration efforts progress as planned. However, there can be no assurance that the integration will be accomplished smoothly, expeditiously or successfully. To date, the Company's previous acquisitions have not contributed significantly to revenues. Uncertainty in the marketplace or customer hesitation related to the NetSoft acquisition could negatively affect the Company's future revenues and results of operations. Failure to integrate effectively the operations of the Company and NetSoft could have a material adverse effect on the Company's results of operations and financial condition.

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

Product Development and Competition

The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. Particularly over the past year, many customers have delayed purchase decisions due to the confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve its position in this industry, the Company must continue to enhance its current products and to develop, introduce successfully and market new products on a timely and cost-effective basis. The Company has experienced difficulty in developing and introducing new products and enhancing existing products in a manner which satisfies customer requirements and changing market demands. Any further failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's results of operations. The failure to develop on a timely basis these or other enhancements incorporating new functionality could cause customers to delay purchase of the Company's current products or cause customers to purchase products from the Company's competitors; either situation would adversely affect the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

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

Global Market Risks

During 1997, the Company has addressed and taken steps with respect to staffing and management, distributor relationships and product marketing in both Europe and Japan. While NetSoft has been successful historically in marketing and selling its products internationally, the Company will need to successfully integrate and streamline overlapping functions, particularly in Europe. There can be no assurance that such integration will be accomplished expeditiously or successfully, or that the Company will succeed in its attempts to improve its international marketing and sales efforts. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to meet effectively that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's results of operations.

Employee Retention

The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley and Orange County in California and in Haifa, Israel. During the latter half of 1996 and through 1997, the Company experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals. The Company has and will continue to address the issue of attrition. Managing employee attrition, integrating acquired operations and products and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources. A critical aspect of the NetSoft integration process has been to focus on an expeditious integration of the former NetSoft employee base into the Company's operations to mitigate the loss of key employees from both the Company and the former NetSoft. Despite such efforts, attrition has continued generally for the same reasons as cited above as characteristic of the past twelve-month period. The Company's future operating results will be dependent in part on its ability to retain and attract its employee workforce, train and manage its management and employee base, and continue to implement and improve its operating and financial controls. There can be no assurance that the Company will be able to manage such challenges successfully.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061-JW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. In addition, on September 10, 1997, the Company and several of its officers and directors were named in a securities class action complaint filed in the Northern District of California, Beasley v. NetManage, Inc., et al., C-97-3329 FMS, (N.D. Cal.). This complaint is substantially similar to the previously-filed case of Head et al. v. NetManage, Inc., et al., discussed above, and contains similar allegations, names the same defendants, and purports to represent purchasers of NetManage stock during the same class period as in the previously-filed complaint. The complaints seek an unspecified amount of damages. The Company believes there is no merit to these cases and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

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

On October 10, 1997, a verified derivative complaint was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company alleging that these persons violated various duties to the Company. Sucher v. Alon et al., No. C-97-20897 JW (EAI) (N.D. Cal.). The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages.

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

b.      Reports on Form 8-K

        A Current Report on Form 8-K dated July 29, 1997 was filed by the Registrant on August 8, 1997 to report under Item 5 thereof, the Registrant's acquisition of all of the outstanding shares of Network Software Associates, Inc.

        A Current Report on Form 8-K/A was filed by the Registrant on October 14, 1997, to amend its report on Form 8-K dated July 29, 1997, to include the financial statements of Network Software Associates, Inc. and pro forma combined financial statements for the Company and Network Software Associates, Inc.


NetManage, the `lizard-in-the-box' logo, NetSoft, NS/Router, Chameleon, and Chameleon HostLink are trademarks or registered trademarks of NetManage, Inc. in the United States and other Countries. All other trademarks are the property of their respective owners.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    NETMANAGE, INC.
                                    (REGISTRANT)


DATE:    NOVEMBER 14, 1997          BY:  /S/ ZVI ALON
         --------------------            ---------------------------------------
                                         ZVI ALON
                                         CHAIRMAN OF THE BOARD, PRESIDENT AND
                                         CHIEF EXECUTIVE OFFICER

                                INDEX TO EXHIBITS

Exhibit No.          Description
-----------          -----------
   27.1              Financial Data Schedule