Form 10-K
period 1997-12-31
NETMANAGE INC
filed 1998-03-31
CIK 909793

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______

                           Commission File No. 0-22158

                                 NETMANAGE, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                              77-0252226
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


10725 NORTH DE ANZA BOULEVARD, CUPERTINO, CALIFORNIA                       95014
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

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on Nasdaq National Market was $92,369,692 as of February 27, 1998
(1).

    The number of shares of Common Stock outstanding as of February 27, 1998 was 43,681,331.

                                -----------------
                       DOCUMENTS INCORPORATED BY REFERENCE
Sections of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be held May 21, 1998, which will be filed with the Securities and Exchange Commission, are incorporated by reference into
Part III of this Report to the extent stated herein.


(1)Excludes 8,906,204 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at December 31, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                     PART I

ITEM 1 - BUSINESS.

         NetManage, Inc. (the "Company") develops, markets and supports software tools for connecting personal computers to corporate mainframe, midrange and UNIX(R) computers, and software that increases the productivity of corporate call centers. The Company is a recognized leader in "PC Connectivity" and was one of the first to develop and market a Windows-based transmission protocol that has since become the industry standard for the Internet. In 1997, the Company organized its business to take advantage of three major industry trends: expansion of the Internet, continued mobilization of personal computer users and broader access to corporate data and information. Its products are fully compatible with Microsoft Corporation's ("Microsoft") Windows 3.1, Windows 95 and Windows NT platform and IBM operating systems, including OS/2 and Novell operating systems. The Company was incorporated in 1990 as a California corporation and changed its incorporation to Delaware in 1993 in conjunction with its initial public offering.

         The Company is organized into two business units, Core Technology and Emerging Technology. Current Core Technology products provide the technology to make the connection between personal computers and large corporate computers possible. These products leverage the strengths and popularity of the Internet and offer features to improve network manageability. Core Technology products include the Company's strongest brands: the Chameleon family (Chameleon HostLink 97, Chameleon UNIX(R) Link 97, Chameleon 3270LT), and the NS/Portfolio family (NS/Portfolio Enterprise, NS/Portfolio for Mainframe, NS/Portfolio for AS/400(R) and NS/Router). Emerging Technology develops products that add value to the Core Technology product offerings and also target new market segments. Current products include SupportNow and OpSession, real-time software tools that help reduce the length of support phone calls from end-users.

         During 1997, the Company acquired NetSoft, a California corporation ("NetSoft"), a developer and supplier of software for connecting personal computers to midrange and mainframe platforms. The NetSoft acquisition expanded the Company's range of PC connectivity solutions for corporations, especially in the IBM Corporation ("IBM") AS/400(R) market. Netsoft also had strong brand equity in its NS/Portfolio name. Its President and CEO, D. Patrick Linehan, moved into the Company as Senior Vice President and General Manager of the Core Business Unit. During 1997, the Company also acquired Relay Technology, Inc. a Delaware corporation ("Relay"). This purchase brought to NetManage a 3270 terminal emulator, more connectivity software and increased expertise and penetration in the original equipment manufacturers ("OEM") sales channel. Theodore (Ted) Joseph, President and CEO of Relay, became Vice President of OEM sales at NetManage.

        This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding the Company's expectation that indirect sales will grow as a percentage of both domestic and total revenues and the Company's expectation that it will continue to target and expand its marketing and sales efforts in major European and Asian markets. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include, among others, those discussed under the heading "Factors That May Affect Future Results and Financial Condition."

INDUSTRY BACKGROUND

         Three important industry trends had strong influence on the Company's business strategy in 1997: (i) the further development of the Internet, intranets and extranets as mission-critical business applications in large companies, (ii) an increased desire on the part of corporations to make information stored in mainframes and midrange computers ("legacy" systems) broadly accessible and (iii) the continued mobilization of users of personal computers on a global basis.

         The Company uses the term "inter-networking" to describe the technology of global connectivity. Inter-networking had its origins in the Internet, a world-wide "network of networks" which allows communication between different organizations and locations, each with its own individual network of computers. With the rapid development of the Internet, the breadth of the connectivity industry has quickly expanded beyond proprietary-based solutions to Web-based technologies and other open protocol solutions. The application of this same inter-networking technology within a company on its own computer networks is known as an "intranet" to distinguish it from the larger public Internet. When companies use inter-networking technology for connecting to outside customers and suppliers, it's known as an "extranet." Importantly, inter-networking is comprised of many different applications which must communicate with one another, each according to its function, and which must follow certain standards or conventions which ensure interoperability.

         The personal computer has continued to grow in importance as a tool for facilitating communications, information sharing and group productivity in large companies. As professional workers have become more and more mobile, there is an accelerated effort to connect personal computers easily and reliably to corporate networks to improve communications and organizational productivity. As a result, the personal computer has become an important tool to connect workers to shared repositories of information and to other people, regardless of location, network or type of computer. Inter-networking also facilitates activities such as mobile computing by allowing users to use and to access more effectively all of a company's computer systems from a remote location.

         The specific tasks facilitated by inter-networking are numerous and include basic functions such as file transfer and file sharing capabilities, remote data access, login to remote computers and information publishing. Within organizations, PCs must connect not only to other PCs via LANs, but also to workstations, servers, minicomputers and mainframes, many of which may run different operating system software and connect to different physical networks. In addition, more companies are seeking ways to link their computer systems directly with those of vendors, customers and other business partners to enhance the flow of information and reduce expenses.

         For a network to function properly, all connected devices must follow rules or "protocols" that govern access to the network and communication with other devices. TCP/IP is the name of the protocol family used by all inter-networking devices and applications because it is an open (non-proprietary) protocol capable of linking disparate environments. The Company was one of the first software vendors to deliver the TCP/IP protocol and related applications for the Microsoft Windows platform. Selling primarily to the business user, NetManage has promoted standards based on its implementation of TCP/IP that have been adopted by the industry at large. The most notable example is the Windows Sockets, or "WinSock" interface, which is used today by a wide range of Windows inter-networking software vendors including Microsoft.

         The Company believes that because of the open and interoperable characteristics of inter-networking technology, the use of intranets and the software that enables them will continue to grow significantly within organizations, and may emerge as the dominant corporate networking technology -- replacing other proprietary "LAN" (Local Area Network) technology from vendors such as Novell, Inc. ("Novell"), International Business Machines ("IBM") and Digital Equipment Corporation ("Digital").

         The required software to implement an inter-networking solution includes applications for the desktop, the software which transports information over the wires, the servers at the other end and management and development tools to create and administer a network of this type. Additionally, an easy-to-use, intuitive interface extends the use of these software components to a large, non-technical audience and facilitates adoption by such an audience.

         The Company's vision is to provide inter-networking connectivity products that greatly improve the communication between personal computers and legacy systems regardless of where the PCs are located and to deliver products and services that provide an easy to use, standards-based infrastructure that ensures businesses run more efficiently, thereby bringing personal computers together with corporate host systems and connecting both to the Internet. As the Company continues to deliver on its vision, personal computer users will be able to access corporate data and information more efficiently and more easily than ever before.

PRODUCTS AND TECHNOLOGY

         The Company's comprehensive suite of products provides organizations with cost-effective solutions for connecting people, their computers and their businesses. The Company's products extend the functionality of these organizations' technology investments by providing essential services that are not included in desktop and network operating systems. The result is streamlined communication, reductions in the total cost of ownership and increased productivity throughout an organization.

         The Company has been a long-time proponent of industry standards, and it pursues partnerships and alliances with key industry players. In addition to promoting technological progress, these alliances help strengthen the Company's market insight and lead to improved customer solutions with greater value. Some of the Company's strategic partners include Microsoft, Intel Corporation, IBM and AT&T. All NetManage products are developed around the following:

         Ease of Use - The Company's goal is to create applications for non-technical users. The Company's products are designed to be set up on any personal computer in a few minutes and to determine with minimum user intervention all the appropriate settings and installation parameters for each PC's configuration and network. For corporate users, the cost of training, installation and support can exceed software acquisition costs. Ease of use can reduce such costs. Moreover, ease of use increases product utilization, thereby enhancing product value to the customer. Thus, by reducing costs and enhancing value, the benefit of ease of use is significant to the Company's target market.

         Manageability - NetManage offers a fully integrated suite of applications, improving network manageability for system administrators. For example, customers do not have to buy terminal emulation from one vendor and file transfer from another, each with its own setup, user interface and feature set. Client applications are compatible with custom intranet applications built using NetManage developer toolkits. The common characteristics of the product suite tend to increase user satisfaction and product utilization. A well-integrated product lowers the cost of ownership and increases product value to the customer.

         Functionality - The depth and completeness of the applications in NetManage products are designed to compete with ''best of class'' functionality from specialist vendors in each category. The value proposition of NetManage's product offerings is enhanced by eliminating multi-source product purchases with no compromise on advanced software functionality. The economic proposition for the customer is enhanced by purchasing software and service from a single vendor.

         Supportability - NetManage recognizes its customers need to reduce continually the cost-of-ownership associated with personal computer connectivity software. Unlike competitors, who have focused solely on improved manageability to reduce costs, NetManage has also invested in the development of unique support tools. Products are designed with well-integrated support tools that reduce the time required to resolve software problems and reduce downtime, significantly enhancing the value of NetManage's product offerings to customers.

         Adherence to Standards - The very foundation of the Internet is predicated upon the notion that any client can talk to any server, and that all APIs (Application Program Interfaces) and protocols are published as free open standards. In the corporate computing environment it is impossible to guarantee a common set of software on every client and every server. NetManage's commitment to open standards insures that the plug and play interoperability that has made internet successful extends to the corporate Intranet as well.

         The Company's best-known products include the Chameleon and NS/Portfolio product families. The Company recently acquired NetSoft to increase substantially the capability of its AS/400(R) offering, and Relay to expand the capability of its mainframe offering and OEM sales efforts. The Company's products include:

           Chameleon UNIX(R) Link97        Complete PC-to-UNIX(R) connectivity,
                                           including PC NFS file sharing ,
                                           the most comprehensive suite of
                                           Telnet terminal emulation for
                                           TCP/IP and async connections and
                                           the industry's first web-enabled X
                                           Window server.



           Chameleon HostLink 97           Complete PC-to-IBM mainframe and
                                           AS/400(R) connectivity -- including
                                           Web browser access and simplified
                                           management.



           Chameleon 3270LT                IBM mainframe connectivity software
                                           for TCP/IP networks.



           Chameleon Host Agent            Scalable, server-based host
                                           connectivity software designed for
                                           Windows NT.



           NS/Portfolio Enterprise         Full-featured, manageable access to
                                           IBM mainframes and AS/400(R) systems
                                           from all Windows platforms.

           NS/Portfolio for Mainframes     Comprehensive, fully-featured
                                           PC-to-IBM mainframe communications
                                           solution for all Microsoft Windows
                                           platforms.

           NS/Portfolio for AS/400(R)      Comprehensive, fully-featured
                                           PC-to-IBM AS/400(R) communications
                                           solution for all Microsoft Windows
                                           platforms.

           NS/Router Portfolio             The industry-standard Microsoft
                                           Windows-based APPC router offering
                                           increased productivity, ease of
                                           installation and configuration and
                                           enhanced security for host-server
                                           data.

           NS/Portfolio Toolbox            Software application development
                                           tools for NS/Portfolio clients.

           SupportNow                      Real-time software support tool that
                                           reduces the length of corporate
                                           support calls. It provides
                                           independent software vendors ("ISVs")
                                           a way to offer faster and more
                                           effective technical support to their
                                           customers via interactive sessions.

           SupportNow Server               Comprehensive real-time support
                                           server offering SupportNow Call Queue
                                           Management, conferencing, backend
                                           help desk integration, and proxy
                                           services for OpSession and SupportNow
                                           products.

           OpSession                       Software support tool, like
                                           SupportNow, for corporations. It
                                           enables companies to manage and
                                           complete internal support calls
                                           quickly and efficiently. It enables
                                           real-time, interactive sharing of
                                           documents and applications, and
                                           improves remote training and
                                           demonstrations.

           OpSession SDK                   Comprehensive software developer
                                           tool that enables programmers to add
                                           real-time application and workgroup
                                           sharing capability, using standard
                                           Internet technology, to any Microsoft
                                           Windows 95/NT application.


         Substantially all of the Company's net revenues have been derived from the sales of products that provide inter-networking applications for the Microsoft Window environment and are marketed primarily to Windows users. As a result, sales of the Company's products would be materially adversely affected by market developments adverse to Windows. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Window developments by Microsoft. No assurance can be given as to the ability of the Company to provide on a timely basis products compatible with future Windows releases.

         The Company's competitors could seek to expand their product offerings by designing and selling similar or new technology that could render the Company's products obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by making potential customers delay their purchases of the Company's products.

SALES AND MARKETING

         The Company's products are designed to meet the needs of corporate end-users, network administrators, system administrators and MIS managers. The Company, through its Core Business Unit, targets three key connectivity market segments: connecting personal computers to UNIX(R), IBM AS/400(R) midrange and IBM mainframe systems. Through its Emerging Technology Business Unit, the Company recently introduced an innovative software application that reduces the length of support calls for organizations of all sizes.

         To serve the corporate marketplace, the Company is developing more robust applications to provide greater value. The Company believes that the markets for these PC connectivity solutions are large segments where the Company has established products, reputation and expertise.

         The Company is organized to solve the critical network and application needs of corporations in a wide range of industries. From education and government to finance and manufacturing, the Company's products are being used to streamline communications throughout organizations. The Company's products are used by more than 30,000 organizations, encompassing more than 9 million users worldwide.

         The Company's marketing strategy is to establish itself as the preferred supplier of complete personal computer connectivity solutions for corporations. It has a competitive advantage as a "single-source" supplier for corporations. The Company's products are marketed and sold in the United States and internationally by the Company's direct sales force and authorized channel partners.

         In the United States, the Company combines advertising and promotion with direct sales through a telephone-based sales force, assisted by designated personnel specifically assigned to the needs of major accounts. As part of its continuing strategy to develop multiple distribution channels, the Company expects to utilize increasingly indirect channels, such as resellers, particularly value added resellers and systems integrators, distributors and original equipment manufacturers. The Company expects that indirect sales will grow as a percentage of both domestic and total revenues and that any material increase in the Company's indirect sales as a percentage of revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract resellers and distributors who will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase-order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the Company's products, and the inability to recruit or retain important resellers or distributors could adversely affect the Company's results of operations.

         Internationally, the Company has sales offices in Belgium, France, Germany, Israel, Italy, Japan, Netherlands, Sweden and the United Kingdom. The Company also utilizes local distributors internationally. The Company supports the sales activity of these sales offices and distributors in target countries through localization of products and sales material, local training and participation in local trade shows.

         In 1997, the Company derived approximately 23% of net revenues from international sales, including export sales. The Company believes that the potential international markets for its products are substantial, based on the extent to which Windows and inter-networking products are used internationally. Accordingly, the Company localizes its products for use in the native language of target countries. Further, the Company has adopted its software to support computing standards that are unique to these countries, such as the NEC PC in Japan. The Company will continue to target major European and Asian countries for additional sales and marketing activity and to expand the use of its local sales offices and Israel subsidiary in the support of its international sales. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to meet effectively that demand.

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

CUSTOMER SUPPORT

         The Company's domestic support organization consists of an experienced staff of engineers providing support by telephone from the Company's facilities in California and New Hampshire. Both telephone support and regular update releases of the software are provided to customers who purchase an annual maintenance agreement. The sales and the customer support organizations at NetManage work together closely to provide customer satisfaction.

         International customers are supported by local distributors who are trained by the Company and also are supported by Company personnel located in various sales offices.

COMPETITION

         The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. To maintain or improve its position in this industry, the Company must continue to enhance its current products and develop new products on a timely and cost-effective basis. Several key factors will contribute to the continued growth of the Company's marketplace, including the migration from 16- to 32-bit Microsoft Windows platforms, the proliferation of Microsoft Windows NT client and server technology, the proliferation of multi-user Microsoft Windows NT systems and the implementation of Web-based access to corporate mainframe and midrange computer systems and information.

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

         The Company competes directly with providers of Windows inter-networking applications, such as FTP Software, Hummingbird Communications, Ltd., Attachmate Corporation, Wall Data, Inc., IBM, WRQ, Inc., Microsoft and Novell, as well as several other companies. It is imperative that the Company's development efforts remain competitive in this marketplace, particularly given that the market is rapidly evolving and subject to rapid technological change. There is no assurance that the Company will be successful in its efforts to do so.

         Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition, and the Company anticipates that it will face increasing pricing pressures from current competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company has continued to experience price declines for its products, contributing to lower revenues in 1997 as compared to prior periods. Any further material reduction in the price of the Company's products would negatively affect gross margins as a percentage of net revenues and would require the Company to increase software unit sales in order to maintain net revenues at existing levels.

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

EMPLOYEES

         As of December 31, 1997, the Company had a total of 440 full-time employees, of whom 219 were engaged in sales, marketing and technical support, 76 in general management, administration and finance, 137 in software development and engineering and 8 in production. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its employee relations are good.

         The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley and Irvine in California and in Haifa, Israel. During the latter half of 1996 and through 1997, the Company experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals. The Company has and will continue to address the issue of attrition. Managing employee attrition, integrating acquired operations and products and expanding both the geographic area of its customer base and operations have resulted in substantial demands on the Company's management resources. The Company's future operating results will be dependent in part on its ability to attract and retain its employee workforce, train and manage its management and employee base and continue to implement and improve its operating and financial controls. There can be no assurance that the Company will be able to manage such challenges successfully.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages as of December 31, 1997 are as follows:

           NAME                     AGE              POSITION
           ----                     ---              --------
           Zvi Alon                   46    Chairman of the Board, President and Chief
                                            Executive Officer
           Gary R. Anderson           51    Chief Financial Officer, Senior Vice
                                            President, Finance and Secretary
           D. Patrick Linehan         50    Senior Vice President, General Manager of the
                                            Core Business Unit
           Patricia M. Roboostoff     44    Senior Vice President, Human Resources


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

         Gary R. Anderson has served as Senior Vice President, Finance and Chief Financial Officer since December 1997 when he joined the Company. From September 1996 to July 1997, Mr. Anderson was Chief Financial Officer and Executive Vice President of NetSource Communications, a telecommunications and telemanagement services provider and from April 1995 to April 1996 he was Chief Financial Officer and Vice President of Air Net Communications, a telecommunications hardware developer. Mr. Anderson also served as Senior Vice President and Chief Financial Officer of WYSE Technology, Inc., a hardware manufacturer from June 1989 to January 1995. Mr. Anderson is a Certified Public Accountant.

         D. Patrick Linehan joined the Company in July 1997 as Senior Vice President, General Manager of the Core Business Unit. Prior to joining the Company, he served as President and Chief Executive Officer of NetSoft
(acquired by NetManage in July 1997), a software developer, since May 1996. From January 1995 to May 1996 Mr. Linehan was President and Chief Executive Officer of MiraLink Corporation, a hardware manufacturer and software developer. Previously, he was Chief Executive Officer at Starbase Corporation, a software developer, from October 1993 to January 1995 and President and Chief Executive Officer of Castelle, Inc., a networking hardware manufacturer, from July 1991 to October 1993. Mr. Linehan received a B.A. degree in business administration from the University of Washington in Seattle.

         Patricia M. Roboostoff joined the Company in December 1994 as Vice President, Human Resources and since March of 1996 has held the position of Senior Vice President, Human Resources. Prior to joining NetManage, she was Vice President Administration/Human Resources at Maxtor Corporation, a disk drive manufacturer, since October 1991. From 1978 to 1991 Ms. Roboostoff was at Intel, in several positions, most recently as Human Resources Manager of the Microprocessor/Technology/Manufacturing organization.



ITEM 2 - PROPERTIES.

         In the United States, the Company's principal sales, marketing, technical support, administration, product development and support functions occupy an aggregate of approximately 83,000 square feet of facilities comprised of two buildings located in Cupertino, California, one building in San Diego, California and one building in Irvine,

California. The Company also leases approximately 12,000 square feet in Nashua, New Hampshire, which is used for sales and technical support and 10,000 square feet in Vienna, Virginia which is used for sales.

         Internationally, the Company leases approximately 35,000 square feet in Haifa, Israel for the purpose of international sales, marketing and technical support, administration, and product development. The Company also leases sales office space in Belgium, France, Germany, Italy, Japan, Netherlands, Sweden and the United Kingdom.



ITEM 3 - LEGAL PROCEEDINGS.

         On January 9, 1997, a securities class action complaint, Head, et al.
v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061-CRB, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. In addition, on September 10, 1997, the Company and several of its officers and directors were named in a securities class action complaint filed in the Northern District of California, Beasley v. NetManage, Inc., et al., C-97-3329 FMS, (N.D. Cal.). This complaint is substantially similar to the previously-filed case of Head et al. v. NetManage, Inc. et al., discussed above, and contains similar allegations, names the same defendants, and purports to represent purchasers of NetManage stock during the same class period as in the previously-filed complaint. The complaints seek an unspecified amount of damages. On February 24, 1998, the federal court granted the defendants' motion to dismiss the federal class action complaint in Head, et al. V. NetManage, Inc., et al. Plaintiffs are expected to file an amended complaint. The Company believes there is no merit to these cases and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of these matters cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

         On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-97-20544-CRB, in the United States District Court for the Northern District of California against the same defendants. Both complaints allege that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. The state court complaint asserts claims under California state law; the federal complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The Company believes there is no merit to either case and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of these matters cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

         On October 10, 1997, a verified derivative complaint was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company alleging that these persons violated various duties to the Company. Sucher v. Alon et al., No. C-97-20897-CRB. The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages.

         On November 26, 1997, a complaint was filed against the Company in the Superior Court of California, San Diego County, Shaw et al. v. NetManage, Inc., No. 716081. The plaintiffs, who held a significant ownership interest in AGE before it was acquired by NetManage, bring causes of action alleging fraud, negligent misrepresentation, negligence and breach of contract with respect to the Company's acquisition of AGE. The complaint seeks an unspecified amount of damages. The Company believes there is no merit to the case and intends to defend the case vigorously. There can be no assurance that the Company will be able to prevail in the lawsuit, or that the pendency of the lawsuit will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any loss contingencies.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the Nasdaq National Market System under the symbol NETM. As of February 27, 1998 there were 672 stockholders of record.

         The high and low closing prices of the Company's common stock for each quarter of 1997 and 1996 are as follows:

                                     First           Second            Third            Fourth
         ---------------------------------------------------------------------------------------
         1997

                    High          $   6.47          $   3.75         $   4.28          $   4.94
                    Low           $   2.78          $   2.53         $   2.75          $   2.19


         1996
                    High          $  22.69          $  18.00         $  12.75          $   8.56
                    Low           $   9.88          $   9.75         $   7.88          $   5.63


         The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA.


For the five years ended December 31,
(in thousands, except per share data)

                                              1997             1996            1995           1994         1993
                                         --------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                               $  61,524        $ 104,596       $ 125,446      $  71,466      $ 29,106

Income (loss) from operations(1)           $ (42,074)       $ (13,653)      $  29,596      $  26,619      $  9,183

Net income (loss)                          $ (33,755)       $  (5,705)      $  22,297      $  17,815      $  5,676

Net income (loss) per share, diluted(2)    $   (0.78)       $   (0.13)      $    0.52      $    0.43      $   0.19

Weighted average common
    shares, diluted                           43,385           42,341          42,955         41,103        29,262

BALANCE SHEET DATA:

Working capital                            $  55,542        $  71,668       $  83,738      $  64,091      $ 39,686

Total assets                               $ 119,593        $ 152,529       $ 154,471      $ 116,358      $ 47,762

Total stockholders' equity                 $  96,087        $ 129,291       $ 129,397      $  99,306      $ 41,475

------------

(1) Loss from operations includes write-offs of in-process research and development of $20.6 million and $13.4 million for the years ended December 31, 1997 and 1996, respectively.

(2) Net income (loss) per share has been restated for all periods presented in accordance with SFAS No. 108. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Annaul Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding expected revenues from newly introduced products, the amount of restructuring charges and the funding of these charges from operations, statements regarding expected fluctuations in operating expenses and capital spending, statements regarding the Companys's expectation that indirect sales will increase as a percentage of domestic and total revenues, the Company's expectation that it will increase its marketing and sales efforts in major European and Asian markets and statements regarding the Company's expectations as to the composition of revenues as between Core Technology Products and Emerging Technology Products. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others, that the markets for the Company's products, including Chameleon UNIX(R) Link 97 and Chameleon HostLink 97, could fail to grow at the rate expected by the Company and market analysts, or the Company will not be able to take advantage of growth in those markets. In addition, there is no assurance that the Company's acquisitions of NetSoft and/or Relay or the Company's other organizational changes and plans implemented in 1997 will prove successful, that the Company's existing products or those of the combined companies will continue to meet with customer acceptance, that the Company will not suffer increased competitive pressures, that the buying decisions of the Company's corporate customers will not be influenced by the actions of the Company's competitors or other market factors or that the Company will return to profitability and growth. Additional factors are identified under the heading "Factors That May Affect Future Results and Financial Condition". The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


OVERVIEW

         NetManage develops, markets and supports PC connectivity software for the Microsoft Windows 3.1, Windows 95 and Windows NT platforms and IBM system OS/2 and Novell, offering applications for UNIX(R), AS/400(R) and IBM mainframe host systems. The Company also provides remote access, application sharing and help desk technology. Its products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners. Since the Company's inception, revenues from the Chameleon family of products have represented substantially all of the Company's revenues, and the Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues for the foreseeable future.

         In November 1997, the Company acquired all of the outstanding shares of Relay, a privately-held company, for $4.2 million in cash. Relay was primarily engaged in the development, marketing and support of network connectivity, file transfer and terminal emulation software. The acquisition has been accounted for as a purchase. In connection with the purchase, net intangibles of approximately $5.8 million were acquired, of which $4.6 million is reflected as a charge to operations for the write-off of in-process research and development that had not yet reached technological feasibility and, in management's opinion, had no probable alternative future use.

         In July 1997, the Company acquired all of the outstanding shares of Network Software Associates, Inc., a California corporation ("NSA") for $26.0 million in cash. NSA is a holding company for NetSoft, a privately-held company specializing in the development, marketing and support of PC-to-Host connectivity software solutions. As of the date of acquisition, NSA and NetSoft have continued as wholly-owned subsidiaries of NetManage. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of NetSoft from the acquisition date forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of approximately $18.6 million were acquired, of which $16.0 million was reflected as a charge to operations for the write-off of in-process research and development that had not yet reached technological feasibility and, in management's opinion, had no probable alternative future use.

         As described in detail under the heading "Factors That May Affect Future Results and Financial Condition" acquisitions involve a number of risks, including the integration of the acquired company's operations, personnel and products. There can be no assurance that the Relay and/or NetSoft integrations, or the integration of any future acquisition, will be accomplished successfully, and the failure to accomplish effectively any of these integrations could have a material adverse effect on NetManage's results of operations and financial condition.

         In the third quarter of 1997, the Company initiated a plan to restructure its operations worldwide due to business conditions. The plan is intended to realign the Company to focus solely on its core competencies:
UNIX(R), AS/400(R) midrange and IBM mainframe connectivity. In connection with the plan, the Company recorded a $5.2 million charge to operating expenses. The restructuring charge includes approximately $1.8 million of estimated employee-related expenses for employee terminations, approximately $2.4 million for the write-off of excess equipment and facilities related expenses associated with the consolidation of operations and approximately $1.0 million for the write-off of intangible assets related to certain unprofitable products. The restructuring plan includes the termination of employees worldwide and the reduction in worldwide office space, which primarily consists of the consolidation of certain domestic technical support and engineering locations. As of December 31, 1997, the Company had incurred costs totaling approximately $4.3 million related to the restructuring. The remaining actions are expected to be completed within one year from the date the restructuring plan was initiated. The Company anticipates that these remaining restructuring actions will require the expenditures of approximately $0.9 million of cash during 1998, which the Company expects will be funded by internally generated cash.

         In July 1996, the Company acquired all of the outstanding stock of Maximum Information, Inc., a California corporation ("MaxInfo"), in exchange for approximately 590,000 shares of the Company's common stock. This transaction was accounted for as a pooling of interests during the third quarter of 1996. The operations of MaxInfo, however, were not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements have not been restated to reflect the acquisition retroactively. Accordingly, the operations of MaxInfo from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

         In November 1995, the Company acquired all of the outstanding stock of AGE Logic, Inc., a California corporation ("AGE"), in exchange for approximately 833,000 shares of the Company's common stock. The transaction was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements for the years ended December 31, 1995, 1994 and 1993 have been restated to combine the results of AGE and the Company. The Company also acquired all of the outstanding stock of Syzygy Communications, Inc., a California corporation ("Syzygy"), in exchange for approximately 394,000 shares of the Company's common stock, in October 1995. This transaction was also accounted for as a pooling of interests. The operations of Syzygy, however, were not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements have not been restated to reflect the acquisition retroactively. Accordingly, the operations of Syzygy from the date of acquisition forward have been recorded in the Company's consolidated financial statements.


RESULTS OF OPERATIONS

        During the past year, the Company has discontinued several low revenue generating products and focused efforts on controlling costs in order to reduce operating expenses and attempt to return the Company to profitability. As previously discussed, in the third quarter of 1997 the Company initiated a plan to restructure its operations worldwide and focus on its core competencies. Additionally, during the fourth quarter of 1996 the Company consolidated its operations into two distinct business groups, each with dedicated development, sales, marketing and support resources. The Core Technology Business Unit products provide the technology to make the connection between personal computers and large corporate computers possible. These products leverage the strengths and popularity of the Internet and offer features to improve network manageability. Core Technology products include the Company's strongest brands: the Chameleon family (Chameleon HostLink 97, Chameleon UNIX(R) Link 97, Chameleon 3270LT), and the NS/Portfolio family (NS/Portfolio Enterprise, NS/Portfolio for Mainframe, NS/Portfolio for AS/400(R) and NS/Router). The Emerging Technology Business Unit develops products that add value to the Core Technology product offerings and also target new market segments. Current products include SupportNow and OpSession, real-time software tools that help reduce the length of support phone calls from end-users.

         For the year ended December 31, 1997 as compared to the prior year, the Company experienced a significant decline in net revenues and an increase in net loss. The decline in net revenues primarily reflects the Company's lack of success in marketing and selling its products, particularly in Europe and Japan, as well as increased competition and pricing pressures. While additional revenues resulted from both the NetSoft and Relay acquisitions, consolidated net revenues also declined as a direct result of these acquisitions as the Company was incorporating acquired products into existing product lines, integrating the operations of NetManage and the acquired companies and restructuring the combined companies' focus on becoming the premier single source provider of PC-to-Host connectivity. As a result of these integration efforts, as well as the timing of the acquisitions of NetSoft and Relay in the third and fourth quarters of 1997, respectively, the acquisitions did not contribute significantly to revenue for the year ended December 31, 1997. Finally, Chameleon HostLink 97 began shipping towards the end of the third quarter of 1997 and, therefore, did not contribute significantly to revenues until the fourth quarter of 1997.

         Operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses, excluding the write-off of in-process research and development and restructuring charges, have decreased in absolute dollars for the year ended December 31, 1997 compared to 1996. Operating expenses are expected to remain relatively constant throughout 1998 and will fluctuate as a percentage of net revenues as the Company integrates both NetSoft and Relay into its operations and as the Company's newly introduced products contribute more significantly to revenue. While the Company will continue to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

------------------------------------------------------------------------------------------------
(Dollars in millions)                             December 31,                      Change
Year ended                                  1997            1996               $              %
-------------------------------------------------------------------------------------------------

Net revenues:
    License fees                          $    45.8        $   89.3          $  (43.5)     (48.7%)
    Services                                   15.7            15.3               0.5        3.1%
                                          ---------        --------          --------
      Total net revenues                  $    61.5        $  104.6          $  (43.1)     (41.2%)

  As a percentage of net revenues:
    License fees                               74.4%           85.4%
    Services                                   25.6%           14.6%
                                          ----------       ---------
      Total net revenues                      100.0%          100.0%

Gross margin                              $    57.4        $   92.8          $  (35.3)     (38.1%)
    As a percentage of net revenues            93.3%           88.7%

Research and development                  $    20.7        $   27.9          $   (7.3)     (26.0%)
    As a percentage of net revenues            33.6%           26.7%

Sales and marketing                       $    41.4        $   52.2          $  (10.7)     (20.5%)
    As a percentage of net revenues            67.4%           49.9%

General and administrative                $    10.4        $   11.2          $   (0.8)      (6.9%)
    As a percentage of net revenues            16.9%           10.7%

Write-off of in-process
      research and development            $    20.6        $   13.4          $    7.3       54.2%
    As a percentage of net revenues            33.6%           12.8%

Restructuring charge                      $     5.2        $      -          $    5.2         n/a
    As a percentage of net revenues             8.4%              -

Interest income                           $     4.6        $    5.6          $   (1.1)     (18.9%)
    As a percentage of net revenues             7.4%            5.4%

Equity in income (losses) of
      unconsolidated affiliate            $     1.1        $   (1.0)         $    2.2     (213.9%)
    As a percentage of net revenues             1.0%            1.0%

Unrealized gain on investment in
      unconsolidated affiliate            $     2.2        $     -           $    2.2         n/a
    As a percentage of net revenues             3.5%             -

Benefit for income taxes                  $    (0.5)       $   (3.3)         $    2.9      (86.2%)
    Effective tax rate                           n/a             n/a

Net loss                                  $   (33.8)       $   (5.7)         $  (30.2)     491.7%
    As a percentage of net revenues              n/a             n/a
------------------------------------------------------------------------------------------------

Net Revenues

         Historically, substantially all of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

         License fees decreased substantially both in absolute dollars and as a percentage of total net revenues during the year ended December 31, 1997 as compared to the same period of 1996. As previously discussed, the decline in license fees was primarily attributable to increased competition and heightened pricing pressures and the Company's lack of success in marketing and selling its products, particularly in the international marketplace. Further, as discussed above, the timing of the NetSoft and Relay acquisitions and the release of the Company's Chameleon HostLink 97 product prevented these events from contributing significantly to revenues during the year ended December 31, 1997. While the Company did realize increased revenues on a sequential quarterly basis in the fourth quarter of 1997 as a result of the Company's recently introduced products, including both Chameleon HostLink 97 and UNIX(R) Link 97 as well as the Company's 1997 acquisitions, there can be no assurance that revenues will continue to increase or stabilize in the future. The increase in service revenues as a percentage of total net revenues for the year ended December 31, 1997 as compared to 1996 primarily reflects the decline in the total net revenues base as a result of the aforementioned decline in license fee revenues.

         The Company has operations worldwide with sales offices located in the United States, Europe and Japan. International revenues as a percentage of total net revenues were approximately 23% and 33% for the years ended December 31, 1997 and 1996, respectively. The decline in international revenues as a percentage of total net revenues was due largely to the Company's lack of success in marketing and selling its products, particularly in Europe and Japan, the latter of which accounted for the majority of the Company's international revenues during 1996. NetSoft has historically been successful in marketing and selling its products internationally, and the Company is in the process of integrating and streamlining overlapping functions, particularly in Europe, to benefit from NetSoft's success historically in the international marketplace. The Company is addressing and taking steps with respect to staffing and management, distributor relationships, and product marketing in Europe as well as in Japan. There can be no assurance that such integration will be accomplished expeditiously or successfully, or that the Company will succeed in its attempts to improve its international marketing and sales efforts.

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

         No customer accounted for more than 10% of net revenues during the years ended December 31, 1997 and 1996.

Gross margin

         Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products, costs associated with product packaging, documentation and software duplication and the amortization and writedown of purchased software. A charge of approximately $2.7 million is included in cost of revenues for the year ended December 31, 1996, for the amortization and write-off of software purchased in early 1996. The write-off of purchased software primarily resulted from the Company's decision during the fourth quarter of 1996 to discontinue its ChameleonNFS for Mac OS and Xoftware for Mac OS product lines. Amounts incurred for the amortization and writedown of purchased software in 1997 were immaterial. Gross margin, as a percentage of net revenues, increased between the years ended December 31, 1996 and 1997 primarily as a result of decreased packaging and documentation costs as well as the 1996 charge of $2.7 million for the amortization and writedown of purchased software discussed above. Cost of service revenues through December 31, 1997 has not been material and is not reported separately.

         Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues. The Company typically recognizes higher gross margins on direct sales than on sales through indirect channels and higher gross margins on license fee revenues than on service revenues. The Company expects that indirect sales will grow as a percentage of both domestic and total revenues and that any material increase in the Company's indirect sales as a percentage of revenues will adversely affect the Company's average selling prices and gross margins due to lower unit costs that are typically charged when selling through indirect channels.

Research and development

         Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The decrease in R&D expenses in absolute dollars for the year ended December 31, 1997 as compared to the prior year is primarily the result of cost savings, particularly salaries and benefits, associated with employee attrition and the previously discussed restructuring. The decline in the total net revenues base resulted in the increase in R&D expenses as a percentage of net revenues for the year ended December 31, 1997 as compared 1996.

         The Company expects that R&D spending in absolute dollars will remain relatively constant for 1998 and, as a percentage of revenues, will fluctuate depending on future revenue levels, acquisitions and licensing of technology.

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

Sales and marketing

         Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotional expenses and customer service and support costs. The decrease in S&M expenses in absolute dollars for the year ended December 31, 1997 as compared to the prior year, primarily reflects cost savings related to employee attrition and the restructuring discussed above, and the resulting declines in salaries and benefits, as well as a decline in advertising as the Company re-evaluated its marketing and selling strategies. As a percentage of total net revenues for the year ended December 31, 1997 as compared to 1996, the increase in S&M expenses was attributable to the decreased total net revenues base.

         The Company believes that S&M expenses will increase in absolute dollars during 1998 as the Company implements its marketing and selling strategies, particularly related to advertising and promotion. The Company expects S&M expenses as a percentage of total net revenues will fluctuate depending on future revenue levels.

General and administrative

         General and administrative ("G&A") expenses decreased in absolute dollars for the year ended December 31, 1997 as compared to the prior year due to cost savings related to employee attrition and the previously discussed restructuring. As a percentage of total net revenues for the year ended December 31, 1997 as compared to 1996, the increase in G&A expenses was attributable to the decreased total net revenue base. The Company believes that G&A expenses will remain relatively constant throughout 1998 and, as a percentage of revenues, will fluctuate depending on future revenue levels.

Write-off of in-process research and development

         As previously discussed, in connection with the acquisitions of all of the outstanding shares of NSA and Relay during the third and fourth quarters of 1997, respectively, the Company acquired a total of $24.4 million of intangible assets. Of this amount, $20.6 million was reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. This charge is reflected in the Company's Consolidated Statement of Operations for the year ended December 31, 1997.

         During the fourth quarter of 1996, the Company purchased technology from Applicom Software Industries (1990) Ltd. and U.S. Computer Software, Inc. In management's opinion, neither of these purchased technologies had reached technological feasibility nor had probable alternative future use. Accordingly, these technology purchases, totaling approximately $13.4 million, were deemed to be in-process research and development and were charged to operations for the year ended December 31, 1996.

Restructuring charge

         As discussed above, in the third quarter of 1997, the Company initiated a plan to restructure its operations worldwide. In connection with this plan, a restructuring charge of $5.2 million was recorded in the Company's statement of operations for the year ended December 31, 1997. No such charges were incurred for the year ended December 31, 1996.

Interest income

         The decline in interest income for the year ended December 31, 1997 as compared to the same period of the prior year is primarily the result of a decrease in the aggregate cash and investments from $103.3 million at December 31, 1996 to $69.3 million at December 31, 1997. The increase in interest income as a percentage of total net revenues for the year ended December 31, 1997 as compared to 1996 is attributable to the decreased total net revenues base.

Equity in income (losses) of unconsolidated affiliate and unrealized gain on investment in unconsolidated affiliate

         In December 1997, NetVision, Ltd., a provider of internet services in Israel and an unconsolidated affiliate of the Company issued an additional 800,000 preferred shares which were sold to Tevel Israel International Communications, Ltd ("Tevel'), an unrelated party, for $10.0 million cash in exchange for a one-third interest in NetVision. As a result of the issuance and sale of these shares by NetVision, the Company's ownership interest in NetVision decreased from 50% to approximately 32%. In connection with this transaction, the Company recorded an unrealized gain on the sale of stock by NetVision of $2,152,000 million, which is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997.

Benefit for income taxes

         The Company recorded a benefit for income taxes for the years ended December 31, 1997 and 1996 of approximately $0.5 million and $3.3 million, respectively, on a pretax loss of $34.2 million and $9.0 million, respectively.

         At December 31, 1997, the Company had a net deferred tax asset of approximately $7.3 million. Realization of the net deferred tax asset is dependent on the Company generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset, however, could be reduced in the near term if actual future taxable income differs from estimated amounts.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

------------------------------------------------------------------------------------------------
(Dollars in millions)                           December 31,                      Change
Year ended                                 1996             1995              $             %
------------------------------------------------------------------------------------------------

Net revenues:
    License fees                           $   89.3         $ 112.1          $  (22.7)    (20.3%)
    Services                                   15.3            13.4               1.9      14.2%
                                           --------         -------               ---
      Total net revenues                   $  104.6         $ 125.5          $  (20.8)    (16.6%)

  As a percentage of net revenues:
    License fees                               85.4%           89.3%
    Services                                   14.6%           10.7%
                                               -----           -----
      Total net revenues                      100.0%          100.0%

Gross margin                               $   92.8         $ 112.4          $  (19.6)    (17.4%)
    As a percentage of net revenues            88.7%           89.6%

Research and development                   $   27.9         $  23.9          $    4.1      17.1%
    As a percentage of net revenues            26.7%           19.0%

Sales and marketing                        $   52.2         $  46.1          $    6.1      13.1%
    As a percentage of net revenues            49.9%           36.8%

General and administrative                 $   11.2         $   9.8          $    1.4      14.2%
    As a percentage of net revenues            10.7%            7.8%

Write-off of in-process
      research and development             $   13.4         $   -            $   13.4     100.0%
    As a percentage of net revenues            12.8%            -

Acquisition costs                          $    0.2         $   1.7          $   (1.5)    (88.3%)
    As a percentage of net revenues             0.2%            1.4%

Interest income                            $    5.6         $   4.5          $    1.1      25.2%
    As a percentage of net revenues             5.4%            3.6%

Provision (benefit) for income taxes       $   (3.3)        $  11.5          $  (14.8)   (129.0%)
    Effective tax rate                          n/a            34.0%

Net income (loss)                          $   (5.7)        $  22.3          $  (28.0)   (125.6%)
    As a percentage of net revenues             n/a            17.8%
------------------------------------------------------------------------------------------------

Net revenues

         During the year ended December 31, 1996 license fees declined significantly and service revenues increased in absolute dollars year over year by approximately 14%.

         License fees decreased both in absolute dollars and as a percentage of net revenues during the year ended December 31, 1996 as compared to the same period of 1995. The decline in license fees was primarily attributable to increased competition, heightened pricing pressures and the general confusion within the marketplace resulting from rapidly changing technology and product introductions, the delayed release of Windows NT 4.0 and the slow adoption of Windows 95 in corporate accounts, all of which contributed to delayed buying decisions, particularly by corporate users. In addition, the decline reflects the Company's lack of success in marketing and selling its products in the United States and Japan in particular and also reflects the inability of the Company to realize any significant revenues from its 1995 and 1996 acquisitions of products and technology. These factors lead to lower unit volumes as well as lower average prices. Service revenues increased in absolute dollars year over year by approximately 14% and as a percentage of net revenues increased to nearly 15% of total net revenues. These increases primarily reflect the Company's focus on marketing its customer support services domestically in 1996.

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

Gross margin

         Cost of revenues primarily included royalties paid to third parties for licensed software incorporated into the Company's products, costs associated with product packaging, documentation and software duplication, and the amortization and writedown of purchased software. A charge of approximately $2.7 million was included in cost of revenues for the year ended December 31, 1996 for the amortization and write-off of software purchased in early 1996. The write-off of purchased software primarily resulted from the Company's decision during the fourth quarter of 1996 to discontinue its ChameleonNFS for Mac OS and Xoftware for Mac OS product lines. No such charges for the amortization and writedown of purchased software were incurred for the year ended December 31, 1995. Gross margin, as a percentage of net revenues, declined slightly between the years ended December 31, 1996 and 1995, primarily as a result of the decline in the revenue base and the write-off discussed above. Cost of service revenues through December 31, 1996 was not material and was not reported separately.

Research and development

         Research and development ("R&D") expenses consisted primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The increase in R&D for the year ended December 31, 1996 as compared to the prior year primarily reflects the hiring of product development engineers in the United States and Israel during 1996, in part reflecting the high employee attrition experienced in both locations.

Sales and marketing

         Sales and marketing ("S&M") expenses consisted primarily of salaries and commissions of sales and marketing personnel, advertising and promotional expenses, and customer service and support costs. The increase in S&M expenses for the year ended December 31, 1996 compared to the prior year, both in absolute dollars and as a percentage of net revenues, reflects increased costs related to the Company's investment in expanding its direct corporate sales and support functions in the United States and increased marketing activities, including advertising, trade show participation and promotions.

General and administrative

         General and administrative ("G&A") expenses increased in absolute dollars and as a percentage of net revenues for the year ended December 31, 1996, compared to the prior year. This increase was primarily the result of increased staffing and associated expenses necessary to support and improve the Company's infrastructure. The increase as a percentage of net revenues was also attributable to the decreased revenue base.

Write-off of in-process research and development

         During the year ended December 31, 1996, the Company purchased technology from several parties. The majority of the $13.4 million fourth quarter charge is attributable to the Company's purchases of technology from Applicom Software Industries (1990) Ltd. and U.S. Computer Software, Inc. In management's opinion, both purchases of technology had not reached technological feasibility and had no probable alternative future use.

Accordingly, such amounts were deemed to be in-process research and development and were charged to operations for the year ended December 31, 1996. No such expenses were incurred for the year ended December 31, 1995.

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

Provision (benefit) for income taxes

         The Company recorded a benefit for income taxes of approximately $3.3 million on a pretax loss of approximately $9.0 million for the year ended December 31, 1996 compared to a provision for income taxes of approximately $11.5 million on pretax income of approximately $33.8 million for the year ended December 31, 1995.


DISCLOSURES ABOUT MARKET RISK

Interest rate risk

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, liquidity risk and territory risk.

         The Company mitigates default and liquidity risks by investing in only safe and high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company mitigates territory risk by only allowing up to 25% of the portfolio to be placed outside of the United States.

         The table below presents the carrying value, market value and related weighted average interest rates for the Company's investment portfolio as of December 31, 1997. All investments mature, by policy, in four years or less.


----------------------------------------------------------------------------------------------------------
(In millions, except for                                      Carrying        Market          Average
    average interest rates)                                  Value             Value        Interest Rate
----------------------------------------------------------------------------------------------------------
Investment Securities:
    Cash equivalents - fixed rate                           $  4.5           $   4.5            4.87%
    Short-term investments - fixed rate                       36.8              37.0            6.11%
    Long-term investments - fixed rate                        19.7              19.8            5.90%
                                                            ------           -------
       Total investment securities                            61.0              61.3            5.95%

    Money market funds - variable rate                         0.4               0.4            5.30%
                                                            ------           -------

       Total interest bearing instruments                   $ 61.4           $  61.7            5.95%
                                                            ======           =======
----------------------------------------------------------------------------------------------------------

Foreign currency risk

         The Company transacts business in various foreign currencies primarily in Europe and Israel. The Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency exposures in certain European countries. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in interest income and, thus, are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income (loss) as a component of interest income. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend upon the currency exchange rates and other factors in effect as the contracts mature.

         The table below provides information as of December 31, 1997 about the Company's forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amount (at contract exchange rates) and the contractual foreign currency exchange rates. These forward contracts mature in less than thirty days.


-------------------------------------------------------------------------------------
(In thousands, except for                                   Notional         Contract
    average contract rates)                                  Amount            Rate
-------------------------------------------------------------------------------------

Forward contracts:
    British pound sterling                                   $ 609             0.60
    German deutschemarks                                     $ 700             1.77
    French francs                                            $ 568             5.92
    Belgian francs                                           $  33            36.20

-------------------------------------------------------------------------------------

         The unrealized gain (loss) on the outstanding forward contracts at December 31, 1997 was immaterial to the Company's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at December 31, 1997 was negligible. The realized gain (loss) on these contracts as they matured was not material to the consolidated operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------------------------------------------
                                                                  As of December 31,
(In millions)                                                 1997                1996
---------------------------------------------------------------------------------------

Cash and cash equivalents                                    $ 12.7             $  19.5
Short-term investments                                       $ 36.8             $  46.6
Long-term investments                                        $ 19.7             $  37.2
Net cash provided by (used in) operating activities          $ (5.8)            $  13.7
Net cash used in investing activities                        $ (1.9)            $ (30.8)
Net cash provided by financing activities                    $  1.2             $   4.7
---------------------------------------------------------------------------------------


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

         During the year ended December 31, 1997, the Company's aggregate cash and cash equivalents, short-term investments and long-term investments decreased from $69.3 million to $103.3 million. This decrease was due primarily to the acquisition of NetSoft and Relay in 1997.

         Net cash used in operating activities for the year ended December 31, 1997 reflects the Company's operating loss for the year primarily offset by non-cash operating charges, such as the write-off of in-process research and development and depreciation and amortization.

         The Company's principal investing activities to date have been the purchase of short-term and long-term investments, purchases of technology, and business acquisitions. Cash expenditures for the acquisitions of businesses amounted to $26.7 million in 1997. The Company does not have any specific commitments with regard to future capital expenditures and it is anticipated that such spending will decline.

         Net cash provided by financing activities in 1997 reflects proceeds from the issuance of common stock under the Company's stock purchase plan and stock option plans.

         At December 31, 1997, the Company had working capital of $55.5 million. The Company believes that its current cash balances and future operating cash flows will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         The Company has experienced and expects to experience in future periods significant fluctuations in operating results that may be caused by many factors including, among others, demand for the Company's products, introduction or enhancements of products by the Company or its competitors, technological changes in computer networking, market acceptance of new products, customer order deferrals in anticipation of new products, the size and timing of individual orders, mix of international and domestic revenues, mix of distribution channels through which the Company's products are sold, seasonality of revenues, quality control of products, changes in the Company's operating expenses, personnel changes, foreign currency exchange rates and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         Because the Company generally ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve profitability. Fluctuations in operating results are likely to result in volatility in the price of the Company's common stock.

         During 1997, the Company initiated a plan to restructure its operations and to focus on its core competencies in UNIX(R), AS/400(R) midrange and IBM mainframe connectivity. The Company undertook the restructuring in response to business conditions in order to improve the Company's future financial performance. No assurance, however, can be given that the restructuring will be successful, that future operating results will improve, or that the actions undertaken in the restructuring will not disrupt the Company's remaining operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

Acquisitions

         The Company's merger and acquisition transactions, including the 1997 acquisitions of NetSoft and Relay, have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the Company's product offerings, attract key personnel and strengthen the Company's presence in the international marketplace. Product and technology acquisitions entail numerous risks, including the diversion of management's attention away from day-to-day operations, difficulties in the assimilation of acquired operations and personnel (such as sales, engineering and customer support), the incorporation of acquired products into existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies and the difficulty of presenting a unified corporate image.

         The Company and its acquired companies each have different systems and policies and procedures in many operational areas that also must be integrated. To achieve profitability, the Company will need to integrate successfully and streamline overlapping or duplicative functions. To date, the Company's previous acquisitions have not contributed significantly to revenues. Uncertainty in the marketplace or customer hesitation related to acquisitions could negatively affect the Company's future revenues and results of operations. Failure to effectively integrate the operations of acquired companies with the Company could have a material adverse effect on the Company's results of operations and financial condition.

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

         The Company's competitors could seek to expand their product offerings by designing and selling products using TCP/IP or other technology that could render obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company's products.

         Substantially all of the Company's net revenues have been derived from the sales of products that provide inter-networking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products would be materially adversely affected by market developments adverse to Windows. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide products compatible with future Windows releases on a timely basis.

Marketing and Distribution

         As part of its strategy to develop multiple distribution channels, the Company expects to increase its use of indirect distribution channels such as resellers, particularly value added resellers and system integrators, in addition to distributors and original equipment manufacturers. The Company expects that indirect sales will grow as a percentage of both domestic and total revenues and that any material increase in the Company's indirect sales as a percentage of revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract resellers and distributors who will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the Company's products, and the inability to recruit or retain important resellers or distributors could adversely affect the Company's results of operations.

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

Global Market Risks

         The Company derived approximately 22% of net revenues from international sales during the year ended December 31, 1997. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's results of operations.

Employee Retention

         The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley and Irvine in California and in Haifa, Israel. During the latter half of 1996 and through 1997, the Company experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals. The Company has and will continue to address the issue of attrition. Managing employee attrition, integrating acquired operations and products and expanding both the geographic area of its customer base and operations have resulted in substantial demands on the Company's management resources. The Company's future operating results will be dependent in part on its ability to attract and retain its employee workforce, train and manage its management and employee base, and continue to implement and improve its operating and financial controls. There can be no assurance that the Company will be able to manage such challenges successfully.

Year 2000

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("year 2000") approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The Company believes that any costs incurred related to year 2000 compliance will not have a material impact on its business, operations or financial condition.


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

         The Company has experienced, and expects to experience in future periods, significant fluctuations in operating results that may be caused by many factors, including, among others, those described above within "Factors That May Affect Future Results and Financial Condition". The Company's future revenues and results of operations could be subject to significant volatility and may also be unpredictable due to shipment patterns typical of the software industry. A significant percentage of the Company's revenues are generally expected to be recognized in the third month of each quarter and tend to occur in the latter half of that month. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.


                                                  1996                                               1997
                               --------------------------------------------      -----------------------------------------------
(In thousands, except            Mar. 31    June 30    Sept. 30    Dec. 31        Mar. 31     June 30     Sept. 30       Dec. 31
per share data)                --------------------------------------------      -----------------------------------------------

Statement of Operations Data:
Net revenues                     $33,022    $26,775    $ 25,426     $ 19,373     $ 16,379     $ 12,701     $ 13,556     $ 18,888

Gross margin                      29,751     24,238      23,043       15,727       15,254       11,802       12,667       17,708

Income (loss) from
  operations(1)                    6,792        640        (443)     (20,642)      (3,785)      (6,198)     (28,432)      (3,659)

Net income (loss)                  5,020      1,635         241      (12,601)      (2,739)      (4,548)     (26,902)         434

Net income (loss) per share,
  diluted(2)                     $  0.12    $  0.04    $   0.01     $  (0.29)    $  (0.06)    $  (0.10)    $  (0.62)    $   0.01

Weighted average common
  shares, diluted                 43,141     43,521      43,049       42,931       43,182       43,328       43,454       44,057

Price range per common           $  9.88-   $  9.75-   $  7.88-     $   5.63-    $   2.78-    $   2.53-    $   2.75-    $   2.19-
  share(3)                       $ 22.69    $ 18.00    $  12.75     $   8.56     $   6.47     $   3.75     $   4.28     $   4.94

------------
(1) Loss from operations includes write-offs of in-process research and development of $13.4 million, $16.0 million and $4.6 million for the quarters ended December 31, 1996, September 30, 1997 and December 31, 1997, respectively.

(2) Net income (loss) per share has been restated for all periods presented in accordance with SFAS No. 108. See Note 2 of Notes to Consolidated Financial Statements.

(3) The Company's common stock is traded on the Nasdaq National Market System under the symbol NETM. Price range per share is based on the quarterly high and low closing prices for the Company's common stock as reported by Nasdaq. As of February 27, 1998 there were 672 stockholders of record.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by Item 7A is incorporated by reference from the section entitled "Disclosures about Market Risk" found in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Index to Consolidated Financial Statements                                              Page

           Financial Statements:

                 Report of Independent Public Accountants                                          29
                 Consolidated Balance Sheets at December 31, 1997 and 1996                         30
                 Consolidated Statements of Operations --
                   Years ended December 31, 1997, 1996 and 1995                                    31
                 Consolidated Statements of Stockholders' Equity --
                   Years ended December 31, 1997, 1996 and 1995                                    32
                 Consolidated Statements of Cash Flows --
                   Years ended December 31, 1997, 1996 and 1995                                    33
                 Notes to Consolidated Financial Statements                                     34-46

           Financial Statement Schedules

                 II.  Valuation and Qualifying Accounts                                            50


                 All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To NetManage, Inc.:

         We have audited the accompanying consolidated balance sheets of NetManage, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetManage, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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



San Jose, California
January 26, 1998

                                 NETMANAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                    DECEMBER 31,
                                                                              -----------------------
                                                                                 1997          1996
                                                                              ---------     ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  12,706     $  19,483
   Short-term investments                                                        36,845        46,609
   Accounts receivable, less allowances of $1,375 and $2,012, respectively       13,408        13,915
   Prepaid expenses and other current assets                                     15,726        13,191
                                                                              ---------     ---------
        Total current assets                                                     78,685        93,198
                                                                              ---------     ---------


PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                                               13,010        14,874
   Furniture and fixtures                                                         5,512         5,622
   Leasehold improvements                                                         1,308         1,434
                                                                              ---------     ---------
                                                                                 19,830        21,930
   Less - Accumulated depreciation                                              (10,999)       (9,872)
                                                                              ---------     ---------
        Net property and equipment                                               8,831        12,058
                                                                              ---------     ---------

LONG-TERM INVESTMENTS                                                            19,734        37,201
GOODWILL AND OTHER INTANGIBLES, net                                               3,293         1,763
OTHER ASSETS                                                                      9,050         8,309
                                                                              ---------     ---------
                                                                              $ 119,593     $ 152,529
                                                                              =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $   1,674     $   2,060
   Accrued liabilities                                                            5,185         4,154
   Accrued payroll and payroll-related expenses                                   4,804         4,779
   Deferred revenue                                                               9,118         8,839
   Income taxes payable                                                           2,362         1,698
                                                                              ---------     ---------
        Total current liabilities                                                23,143        21,530
                                                                              ---------     ---------
LONG-TERM LIABILITIES                                                               363         1,708
                                                                              ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value -
      Authorized - 75,000,000 shares
      Outstanding - 43,752,930 shares and 43,148,350 shares, respectively           438           431
   Additional paid-in capital                                                    91,564        90,193
   Retained earnings                                                              5,996        39,751
     Cumulative translation adjustment                                           (1,911)       (1,084)
                                                                              ---------     ---------
        Total stockholders' equity                                               96,087       129,291
                                                                              =========     =========
                                                                              $ 119,593     $ 152,529
                                                                              =========     =========




  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                               1997          1996          1995
                                                             --------     ---------     ---------

NET REVENUES:
   License fees                                              $ 45,795     $  89,334     $ 112,079
   Services                                                    15,729        15,262        13,367
                                                             --------     ---------     ---------
        Total net revenues                                     61,524       104,596       125,446

COST OF REVENUES                                                4,093        11,837        13,065
                                                             --------     ---------     ---------

GROSS MARGIN                                                   57,431        92,759       112,381
                                                             --------     ---------     ---------

OPERATING EXPENSES:
   Research and development                                    20,670        27,938        23,861
   Sales and marketing                                         41,455        52,167        46,117
   General and administrative                                  10,428        11,198         9,808
   Write-off of in-process research and development            20,643        13,384            --
   Amortization of goodwill                                     1,137         1,526         1,298
   Restructuring charge                                         5,172            --            --
   Acquisition costs                                               --           199         1,701
                                                             --------     ---------     ---------

        Total operating expenses                               99,505       106,412        82,785
                                                             --------     ---------     ---------

INCOME (LOSS) FROM OPERATIONS                                 (42,074)      (13,653)       29,596

INTEREST INCOME                                                 4,562         5,625         4,494
EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATE           1,145        (1,005)         (306)
UNREALIZED GAIN ON INVESTMENT IN UNCONSOLIDATED AFFILIATE       2,152            --            --
                                                             --------     ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES                             (34,215)       (9,033)       33,784
PROVISION (BENEFIT) FOR INCOME TAXES                             (460)       (3,328)       11,487
                                                             --------     ---------     ---------
NET INCOME (LOSS)                                            $(33,755)    $  (5,705)    $  22,297
                                                             --------     ---------     ---------

NET INCOME (LOSS) PER SHARE:
   Basic                                                     $  (0.78)    $   (0.13)    $    0.55
   Diluted                                                   $  (0.78)    $   (0.13)    $    0.52

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic                                                       43,385        42,341        40,749
   Diluted                                                     43,385        42,341        42,955


  The accompanying notes are an integral part of these consolidated financial statements.

                                 NETMANAGE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)


                                                                    Additional               Cumulative
                                                Common Stock         Paid-in     Retained    Translation
                                             Shares      Amount      Capital     Earnings    Adjustment       Total
                                             ------      ------      -------     --------    ----------       -----

BALANCE, DECEMBER 31, 1994                 40,320,287     $ 203     $ 74,752     $ 24,351   $      --       $ 99,306
   Two-for-one stock dividend                      --       199         (199)          --           --            --
   Sale of common stock under
     employee stock purchase plan             145,145         2        2,020           --           --         2,022
   Exercise of stock options                  740,550         8        2,734           --           --         2,742
   Compensation costs related to stock
     option grants                                 --        --          109           --           --           109
   Income tax benefit from stock
     option transactions                           --        --        2,080           --           --         2,080
   Pooling of interests with Syzygy
     Communications, Inc.                     394,000         4        1,251         (798)          --           457
   Common stock issued in connection
     with the acquisition of Pacer
     Software, Inc.                            64,600         1          773           --           --           774
   Repurchase of common stock from
     employees for cash                        (4,250)       --           --           --           --            --
   Translation adjustment                          --        --           --           --         (390)         (390)
   Net income                                      --        --           --       22,297           --        22,297
                                          -----------     -----     --------     --------     --------     ---------
BALANCE, DECEMBER 31, 1995                 41,660,332       417       83,520       45,850         (390)      129,397
   Sale of common stock under
     employee stock purchase plan             226,124         2        1,868           --           --         1,870
   Exercise of stock options                  666,399         7        2,831           --           --         2,838
   Income tax benefit from stock
     option transactions                           --        --          642           --           --           642
   Pooling of interests with Maximum
     Information, Inc.                        590,448         6          334         (394)          --           (54)
   Issuance of common stock for
     purchase of technology                   121,997         1          999           --           --         1,000
   Repurchase of common stock from
     employees for cash                      (116,950)       (2)          (1)          --           --            (3)
   Translation adjustment                          --        --           --           --         (694)         (694)
   Net loss                                        --        --           --       (5,705)          --        (5,705)
                                          -----------     -----     --------     --------     --------     ---------
BALANCE, DECEMBER 31, 1996                 43,148,350       431       90,193       39,751       (1,084)      129,291
   Sale of common stock under
     employee stock purchase plan             343,142         4          785           --           --           789
   Exercise of stock options                  272,035         3          437           --           --           440
   Income tax benefit from stock
     option transactions                           --        --          149           --           --           149
   Repurchase of common stock from
     employees for cash                       (10,597)       --           --           --           --            --
   Translation adjustment                          --        --           --           --         (827)         (827)
   Net loss                                        --        --           --      (33,755)          --       (33,755)
                                          -----------     -----     --------     --------     --------     ---------
BALANCE, DECEMBER 31, 1997                 43,752,930     $ 438     $ 91,564     $  5,996     $ (1,911)    $  96,087
                                          ===========     =====     ========     ========     ========     ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 NETMANAGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          ------------------------

                                                                                       1997          1996           1995
                                                                                       ----          ----           ----

  CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                             $(33,755)       $ (5,705)       $ 22,297
        Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                    8,204           9,846           6,545
        Compensation costs related to stock issuances and stock option grants               --              --             109
        Provision for doubtful accounts and returns                                        268             886           1,842
        Equity in (income) losses of unconsolidated affiliate                           (1,145)          1,005             306
        Write-off of in-process research and development                                20,643          13,384              --
        Write-down of assets related to restructure                                      1,831              --              --
        Write-down of purchased technology to net realizable value                          --           1,248              --
        Unrealized gain on investment in unconsolidated affiliate                       (2,152)             --              --
        Changes in assets and liabilities, net of business combinations:
           Accounts receivable                                                           6,688           5,611          (7,885)
           Prepaid expenses and other current assets                                    (1,012)         (6,201)         (4,407)
           Accounts payable                                                             (1,447)         (2,689)          3,073
           Accrued liabilities, payroll and payroll-related expenses                    (2,838)           (330)            424
           Deferred revenue                                                             (4,034)         (2,094)          3,625
           Income taxes payable                                                          2,918          (1,268)          2,183
                                                                                      --------        --------        --------
           Net cash provided by (used in) operating activities                          (5,831)         13,693          28,112
                                                                                      --------        --------        --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of short-term investments                                            (27,395)        (44,201)        (75,550)
        Proceeds from maturities of short-term investments                              36,320          45,045          47,220
        Purchases of long-term investments                                             (23,925)        (32,841)        (15,133)
        Proceeds from maturities of long-term investments                               40,675          23,205          11,111
        Purchases of property and equipment                                               (326)         (4,716)        (10,103)
        Acquisition of businesses, net of cash acquired                                (26,651)         (1,325)            540
        Acquisition of in-process research and development                                  --         (11,384)             --
        Purchases of technology and other intangible assets                               (530)         (2,668)             --
        Investment in unconsolidated affiliate                                             (58)         (1,929)         (1,529)
                                                                                      --------        --------        --------
           Net cash used in investing activities                                        (1,890)        (30,814)        (43,444)
                                                                                      --------        --------        --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sale of common stock, net of issuance costs                        1,229           4,708           4,764
        Repurchase of common stock                                                          --              (3)             --
                                                                                      --------        --------        --------
           Net cash provided by financing activities                                     1,229           4,705           4,764
                                                                                      --------        --------        --------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (285)           (694)           (390)
                                                                                      --------        --------        --------
   NET DECREASE IN CASH AND CASH  EQUIVALENTS                                           (6,777)        (13,110)        (10,958)
   CASH AND CASH EQUIVALENTS, beginning of year                                         19,483          32,593          43,551
                                                                                      --------        --------        --------
   CASH AND CASH EQUIVALENTS, end of year                                             $ 12,706        $ 19,483        $ 32,593
                                                                                      ========        ========        ========


   SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the year for:
           Interest                                                                   $     --        $     --        $     46
           Income taxes                                                                    358           2,852          11,240


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 NETMANAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS AND ORGANIZATION:

         NetManage, Inc. (the "Company") develops, markets and supports software tools for connecting personal computers to corporate mainframe, midrange and UNIX(R) computers and software that increases the productivity of corporate call centers. The Company is a recognized leader in "PC Connectivity" and was one of the first to develop and market a Windows-based transmission protocol that has since become the industry standard for the Internet. In 1997, the Company organized its business to take advantage of three major industry trends: expansion of the Internet, continued mobilization of personal computer users and broader access to corporate data and information. Its products are fully compatible with Microsoft Corporation's ("Microsoft") Windows 3.1, Windows 95, and Windows NT platforms and IBM systems, including OS/2, and Novell operating systems.

         Substantially all of the Company's net revenues have been derived from the sales of products that provide inter-networking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products would be materially adversely affected by market developments adverse to Windows. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given to the ability of the Company to provide products compatible with future Windows releases on a timely basis.

         Additionally, the market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. To maintain or improve its position in this industry, the Company must continue to enhance its current products and develop new products on a timely and cost-effective basis. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's investment in NetVision, Ltd. ("NetVision") is accounted for using the equity method.

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

Foreign Currency Translation and Foreign Exchange Contracts

         The functional currency of the Company's foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. The Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on those balance sheet accounts denominated in foreign currency, other than the entities' local currency, that give rise to transaction gains or losses. The notional amount of the forward contracts was approximately $1.9 million, $2.9 million and $11.2 million at December 31, 1997, 1996 and 1995, respectively. The 1997 contracts expired on January 30, 1998. Gains and losses on foreign exchange contracts were immaterial for the years ended December 31, 1997, 1996 and 1995.

Revenue Recognition

         License fees are earned under software license agreements to end-users and resellers and are generally recognized when a customer purchase order has been received, the software has been shipped, the Company has a right to invoice the customer, collection of the receivable is probable and there are no significant obligations remaining. The Company offers its customers a 30-day right of return on sales and records an estimate of such returns at the time of product delivery based on historical experience. To date, such returns have been insignificant. Certain of the Company's sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor. The Company's international distributors generally do not have return rights and, as such, the Company generally recognizes sales to international distributors upon shipment, if all other revenue recognition criteria has been met.

         Service revenues consist of fees for providing system updates for existing software products, user documentation and technical support, generally under annual service agreements, and are recognized ratably over the term of such agreements. If such services are included in the initial licensing fee, the value of the services is unbundled and recognized ratably over the related service period. The cost of service revenues is not material and is included in cost of revenues in the accompanying Consolidated Statements of Operations.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-term and Long-term Investments

         The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company's investments are classified as held-to-maturity and are valued using the amortized cost method. The Company's investments mature at various dates through April 2000. Investments with a maturity of greater than one year from the balance sheet date are classified as long-term investments. At December 31, 1997 and 1996, the fair value of the investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the investments was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of the Company's investments by major security type consisted of the following as of December 31, 1997 and 1996 (in thousands):

DESCRIPTION                                            1997           1996
------------------------------------------------    -----------    -----------
Municipal bonds                                      $  44,754      $  69,441
Auction rate securities                                  3,500         11,200
Corporate bonds                                          4,313              -
CDs/Bankers acceptance notes                                12          1,669
Government securities                                    4,000          1,500
                                                     ---------      ---------
                                                     $  56,579      $  83,810
                                                     =========      =========


Property and Equipment

         Property and equipment are recorded at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized, other repairs and maintenance are expensed. Depreciation is computed using the straight-line method over the following estimated useful lives:

CLASSIFICATION                           LIFE
--------------------------------------   ---------------------------------------------------------
Computer software and equipment          2 to 3 years
Furniture and fixtures                   5 years
Leasehold improvements                   Shorter of the lease term or the estimated useful life

Goodwill

         Goodwill arising from the Company's acquisitions (see Note 3) is amortized on a straight-line basis over two years. Accumulated amortization was $3,117,000 and $3,137,000 at December 31, 1997 and 1996, respectively.

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

         For the year ended December 31, 1997 and 1996, approximately $0.4 and $2.7 million, respectively, is included in the accompanying Consolidated Statements of Operations in cost of revenues for the amortization and writedown to net realizable value of software purchased and capitalized during 1996 and 1997. Prior to 1996, purchased software costs eligible for capitalization had not been significant and the Company charged all such costs to research and development as incurred.

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

Net Income (Loss) Per Share

         In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted. Basic net income (loss) per share data has `been computed using the weighted average number of shares of common stock outstanding during the periods. Diluted net income (loss) per share data has been computed using the weighted average number of shares of common stock and dilutive potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. Potentially dilutive securities of 3,697,106, 4,270,780 and 2,385,061 were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the years ended December 31, 1997, 1996 and 1995, respectively.

         For the years ended December 31, 1997 and 1996, the number of shares used in the computation of diluted earnings per share were the same as those used for the computation of basic earnings per share. For the year ended December 31, 1995 a reconciliation of the shares used in the computation of basic and diluted earnings per share is as follows:

                                                       NUMBER OF        PER SHARE
                                                        SHARES            AMOUNT
                                                    --------------    -------------
Basic earnings per share                               40,749,000           $ 0.52
Common stock options                                    2,206,000             0.03
                                                     -------------    -------------
Diluted earnings per share                             42,955,000           $ 0.55
                                                     =============    =============


Reclassifications

         Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

         In 1997, the Company adopted SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires companies to disclose certain information about their capital structure. SFAS No. 129 did not have a material impact on the Company's consolidated financial statement disclosures.

         In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Comprehensive Income," which will be adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The Company anticipates that SFAS No. 130 will not have a material impact on its consolidated financial statements.

         In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company will adopt in its 1998 annual consolidated financial statements. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers.

         In 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which will be adopted by the Company in the first quarter of 1998. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company anticipates that SOP 97-2 will not have a material impact on its consolidated financial statements.


3.        ACQUISITIONS AND OTHER INVESTMENTS:

         In December 1997, NetVision, Ltd., ("NetVision") a provider of internet services in Israel and an unconsolidated affiliate of the Company issued an additional 800,000 preferred shares which were sold to Tevel Israel International Communications, Ltd ("Tevel'), an unrelated party, for $10.0 million cash in exchange for a one-third interest in NetVision. As a result of the issuance and sale of these shares by NetVision, the Company's ownership interest in NetVision decreased from 50% to approximately 32%. In connection with this transaction, the Company recorded an unrealized gain on NetVision's sale of stock of $2,152,000 which is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997.

         In July 1995, the Company had agreed to an investment by Elron Electronics, Ltd. ("Elron") in NetVision. Elron's investment in NetVision, comprised of various assets, was equal to the net equity of NetVision as of June 30, 1995. Following the investment by Elron, the Company's ownership interest in NetVision decreased from 100% to 50%. During 1996, the Company and Elron each invested approximately an additional $1,500,000 in NetVision. The Company's ownership percentage did not change as a result of this investment. Neither the Company nor Elron invested additional monies in NetVision in 1997. The investment in NetVision of approximately $4,968,000 and $1,859,000 is included in other assets in the accompanying Consolidated Balance Sheets at December 31, 1997 and 1996, respectively.

         A director of the Company also serves as the Chairman of the Board of Directors, President and Chief Executive Officer of Elron. Elron holds an investment in the common stock of the Company representing approximately 2% of the Company's outstanding shares as of December 31, 1997.

         In November 1997, the Company acquired all of the outstanding shares of Relay Technology, Inc. ("Relay"), a privately-held company, primarily engaged in the development, marketing and support of network connectivity, file transfer and terminal emulation software for $4.2 million in cash. The acquisition has been accounted for as a purchase, and accordingly, the results of Relay from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the purchase, net intangibles of approximately $5.8 million were acquired, of which $4.6 million is reflected as a charge to operations for the write-off of in-process research and development that had not yet reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible of $1.2 million, consisting of goodwill, is included in goodwill and other intangibles in the accompanying balance sheet and is being amortized over its estimated useful life of two years. Comparative pro forma financial information has not been presented as the results of Relay are not material to the Company's consolidated financial statements.

         In July 1997, the Company acquired all of the outstanding shares of Network Software Associates, Inc. ("NSA") for $26.0 million in cash. NSA is a holding company for NetSoft ("NetSoft"), a privately-held company specializing in the development, marketing and support of PC-to-Host connectivity software solutions. As of the date of the acquisition, NSA and NetSoft have continued as wholly-owned subsidiaries of NetManage. The acquired company hereinafter will be referred to as NetSoft. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of NetSoft from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $18.6 million were acquired, of which $16.0 million was reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible of $2.6 million, consisting of goodwill, is included in goodwill and other intangibles in the accompanying Consolidated Balance Sheets and is being amortized over its estimated useful life of two years.

         In connection with the NetSoft acquisition, net assets acquired were as follows (in thousands):

Cash and cash equivalents                               $   2,719
Trade accounts receivable and other current                 8,802
assets
Intangibles, including in-process research and             18,589
development
Property, equipment and other long-term assets              2,733
Current liabilities assumed                               (6,224)
Long-term liabilities                                       (619)
                                                     ------------
    Net assets acquired                                 $  26,000
                                                     ============


         The following unaudited pro forma information shows the result of operations for the years ended December 31, 1997 and 1996 as if the NetSoft acquisition had occurred at the beginning of each of the years presented and at the purchase price established in July 1997. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective years presented or the future operations of the combined companies.

                                               YEARS ENDED DECEMBER 31,
                                             --------------------------
                                                1997             1996
                                             --------         ---------
Revenue                                       $ 81,103        $ 134,214
Net loss                                      $(35,137)       $  (4,565)
Net loss per share, diluted                   $  (0.80)       $   (0.11)
Weighted average common shares, diluted         43,385           42,341


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

         In July 1996, the Company acquired all of the outstanding stock of Maximum Information, Inc. ("MaxInfo"), in exchange for approximately 590,000 shares of the Company's common stock. The Company also assumed MaxInfo's outstanding employee stock options, which were converted into options to purchase approximately 129,000 shares of the Company's common stock. This transaction was accounted for as a pooling of interests during the third quarter of 1996. The operations of MaxInfo, however, were not material to the Company's consolidated results of operations and financial position and, therefore, the historical financial statements have not been restated to reflect the acquisition retroactively. Accordingly, the operations of MaxInfo from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

         In November 1995, the Company acquired all of the outstanding common and preferred stock of AGE Logic, Inc. ("AGE") in exchange for approximately 833,000 shares of the Company's common stock. AGE was a supplier of Desktop-to-UNIX(R) connectivity software and provided a full family of high performance X server, file sharing and terminal emulation products for PC and Macintosh desktops. The Company also assumed AGE's outstanding employee stock options and warrants, which were converted to options and warrants to purchase approximately 167,000 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the years ended December 31, 1995 and 1994 were restated to include the results of AGE.

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


4.       RESTRUCTURING OF OPERATIONS

         In the third quarter of 1997, the Company initiated a plan to restructure its operations worldwide due to business conditions. The plan is intended to realign the Company to focus solely on its core competencies - UNIX(R), AS/400(R) midrange and IBM mainframe connectivity. In connection with this plan, the Company recorded a $5.2 million charge to operating expenses. The restructuring charge includes approximately $1.8 million of estimated employee-related expenses for employee terminations, approximately $2.4 million for the write-off of excess equipment and facilities-related expenses associated with the consolidation of operations and approximately $1.0 million for the write-off of intangible assets related to certain unprofitable products. The restructuring plan includes the termination of employees worldwide and the reduction in worldwide office space, which primarily consists of the consolidation of sales offices in Europe resulting from the acquisition of NetSoft in the third quarter of 1997 as well as the consolidation of certain domestic technical support and engineering locations. As of December 31, 1997, the Company had incurred costs totaling approximately $4.3 million related to the restructuring. The remaining actions are expected to be completed within one year from the date the restructuring plan was initiated. The Company anticipates that these remaining restructuring actions will require the expenditures of approximately $0.9 million of cash during 1998, which the Company expects will be funded by internally generated cash. Accrued liabilities at December 31, 1997 included a reserve related to this restructuring plan of approximately $0.9 million.

5. COMMITMENTS AND CONTINGENCIES:

         On January 9, 1997, a securities class action complaint, Head, et al.
v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061-CRB, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. In addition, on September 10, 1997, the Company and several of its officers and directors were named in a securities class action complaint filed in the Northern District of California, Beasley v. NetManage, Inc., et al., C-97-3329 FMS, (N.D. Cal.). This complaint is substantially similar to the previously-filed case of Head et al. v. NetManage, Inc. et al., discussed above, and contains similar allegations, names the same defendants, and purports to represent purchasers of NetManage stock during the same class period as in the previously-filed complaint. The complaints seek an unspecified amount of damages. On February 24, 1998, the federal court granted the defendants' motion to dismiss the federal class action complaint in Head, et al. V. NetManage, Inc., et al. Plaintiffs are expected to file an amended complaint. The Company believes there is no merit to these cases and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of these matters cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

         On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-97-20544-CRB, in the United States District Court for the Northern District of California against the same defendants. Both complaints allege that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. The state court complaint asserts claims under California state law; the federal complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The Company believes there is no merit to either case and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of these matters cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

         On October 10, 1997, a verified derivative complaint was filed in the United States District Court for the Northern District of California, Sucher v. Alon et al., No. C-97-20897-CRB, against nine present and former officers and directors of the Company alleging that these persons violated various duties to the Company. The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages.

         On November 26, 1997, a complaint was filed against the Company in the Superior Court of California, San Diego County, Shaw et al. v. NetManage, Inc., No. 716081. The plaintiffs, who held a significant ownership interest in AGE before it was acquired by NetManage, bring causes of action alleging fraud, negligent misrepresentation, negligence and breach of contract with respect to the Company's acquisition of AGE. The complaint seeks an unspecified amount of damages. The Company believes there is no merit to the case and intends to defend the case vigorously. There can be no assurance that the Company will be able to prevail in the lawsuit, or that the pendency of the lawsuit will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any loss contingencies.

         The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of all other such matters presently known to management will not have a material adverse effect on the Company's business, financial position or results of operations.

         Facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2007. As of December 31, 1997, future minimum rental payments under operating leases are as follows (in thousands):

                        YEAR
                        -------------
                        1998                         $   5,197
                        1999                             3,317
                        2000                             2,193
                        2001                               885
                        2002                               757
                        Thereafter                       1,613
                                                     ---------
                                                     $  13,962
                                                     =========


         Rent expense was approximately $3,945,000, $3,448,000 and $2,885,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


6.       CAPITAL STOCK:

Common Stock

         In April 1995 the Company effected a two-for-one stock split (in the form of a stock dividend) of the Company's common stock. All share and per share amounts in the accompanying consolidated financial statements and notes have been adjusted retroactively to reflect the stock dividend.

         As of December 31, 1997, the Company has reserved the following shares of authorized but unissued common stock:

                Employee stock option plan                 7,496,057
                Directors' stock option plan                 739,835
                Employee stock purchase plan               1,474,091
                                                      ---------------
                                                           9,709,983
                                                      ===============


Employee Stock Option Plan

         During 1992, the Company established the 1992 Employee Stock Option Plan (the "Plan"). The Company currently has authorized a total of 9,800,000 shares for issuance under this Plan. The Company may grant incentive stock options or non-statutory stock options to employees, officers, directors and consultants at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant, except that non-statutory options may be granted at 85% of such fair value. Up until mid-1997, options granted under the Plan generally become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. Since then, options granted under the Plan for new hires generally become exercisable at a rate of one-fifth of the shares subject to the option at the end of the first year and 1/60 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the Plan is ten years, but if the optionee at the time of grant has voting power over more than 10% of the Company's outstanding capital stock, the maximum term is five years.

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

         In September 1997, January 1997 and February 1996, upon approval by the Company's Board of Directors, the Company repriced 1,703,624, 3,451,079 and 2,302,338 options, respectively, originally issued at prices ranging from $3.25 to $6.00, $6.63 to $21.25, and $11.63 to $24.62, respectively. The options were repriced at the then current market value of the Company's common stock of $3.06 for the September 1997 repricing, $6.00 for the January 1997 repricing, and $11.13 for the February 1996 repricing. The Company's Board of Directors extended the vesting period for all options repriced in February 1996 by an additional six months.

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

Employee Stock Purchase Plan

         In July 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") and reserved 2,400,000 shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at a price per share that is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. For the years ended December 31, 1997, 1996 and 1995 shares issued under the Purchase Plan were 343,142, 226,124 and 145,145, respectively, at prices ranging from $2.28 to $2.34 per share, $5.79 to $12.54 per share and $12.22 to $15.51 per share, respectively.

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


                                                                           YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                     1997             1996             1995
                                                               --------------   --------------   --------------

Net income (loss):               As reported                     $  (33,755)       $  (5,705)        $  22,297
                                 Pro forma                          (42,453)         (11,135)           16,548

Net income (loss) per  share     As reported                     $    (0.78)       $   (0.13)        $    0.52
                                 Pro forma - Basic                    (0.98)           (0.26)             0.39
                                 Pro forma - Diluted                  (0.98)           (0.26)             0.41


         Because the method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma effect of compensation cost may not be representative of that to be expected in future years.

         Option activity, including the Acquired Options, under the Company's stock option plans was as follows:

                                                                                     OUTSTANDING OPTIONS
                                                                    -------------------------------------------------------
                                                                                                              WEIGHTED
                                                      OPTIONS                                                  AVERAGE
                                                     AVAILABLE         SHARES         PRICE PER SHARE       EXERCISE PRICE
                                                   --------------   -------------   ----------------------------------------
Balance at December 31, 1994                           3,086,933       3,741,697    $  0.08   -$ 13.00        $   6.74
    Authorized                                         1,000,000               -
    Granted                                          (2,288,420)       2,288,420       0.76   -  21.25           10.52
    Exercised                                                  -       (689,561)       0.08   -  13.00            3.87
    Terminated                                           749,495       (749,495)       0.08   -  20.63            8.11
                                                   -------------    ------------
Balance at December 31, 1995                           2,548,008       4,591,061       0.08   -  21.25            8.83
    Authorized                                         2,000,000               -
    Granted                                          (1,852,317)       1,852,317       2.03   -  16.63            9.71
    Exercised                                                  -       (631,142)       0.08   -  13.00            4.42
    Terminated                                         1,541,456     (1,541,456)       0.08   -  21.25           10.32
                                                  --------------   -------------
Balance at December 31, 1996                           4,237,147      4,270,780        0.08   -  21.25            9.99
    Granted                                          (7,856,064)       7,856,064       2.63   -   6.00            4.28
    Exercised                                                  -       (272,035)       0.08   -   4.00            1.62
    Terminated                                         8,157,703     (8,157,703)       0.08   -  21.25            7.50
                                                   --------------   -------------
Balance at December 31, 1997                           4,538,786       3,697,106       0.08   -   6.00            3.04
                                                   ==============   =============


         The following table summarizes the Company's outstanding options as of December 31, 1997:

                                OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
     ------------------------------------------------------------------------------ -----------------------------
                                        WEIGHTED AVERAGE                                              WEIGHTED
        RANGE OF          NUMBER         REMAINING LIFE      WEIGHTED AVERAGE        NUMBER           AVERAGE
     EXERCISE PRICE    OUTSTANDING          (YEARS)           EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
     --------------    -----------          -------           --------------       -----------     --------------
     $ 0.08 - $ 2.94         993,786          8.42                $ 2.37                 266,028       $ 1.24

         $ 3.06            2,463,955          8.59                $ 3.06                 598,977       $ 3.06

     $ 3.44 - $ 6.00         239,365          7.76                $ 5.51                 166,747       $ 6.00
                      --------------                                             ---------------
       Total               3,697,106          8.49                $ 3.04               1,031,752       $ 3.07
                      ==============                                             ===============


         The weighted average fair values of options granted during 1997, 1996 and 1995 were $3.55, $6.20 and $14.08 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing with the following weighted average assumptions used for grants in 1997, 1996 and 1997:


                                     1997                   1996                  1995
                              -------------------    -------------------   -------------------
     Volatility                    183.16%                 77.89%                77.89%
     Risk-free interest rate    4.93% - 5.79%          4.94% - 6.68%         4.94% - 6.65%
     Dividend yield                 0.00%                  0.00%                 0.00%
     Expected term               3 - 7 months           3 - 7 months          3 - 7 months
                               beyond vest date       beyond vest date      beyond vest date

7.       INCOME TAXES:

         The provision (benefit) for income taxes is based upon income (loss) before income taxes as follows (in thousands):

                                        YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------
                               1997               1996              1995
                          --------------    --------------    ---------------
        Domestic               $ (25,573)         $ (5,502)          $ 22,803
        Foreign                   (8,642)           (3,531)            10,981
                          --------------     -------------     --------------
                               $ (34,215)         $ (9,033)          $ 33,784
                          ==============     =============     ==============



         The components of the provision (benefit) for income taxes are as follows (in thousands):

                                               YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------
                                         1997             1996              1995
                                    --------------    -------------    --------------
      Current -
         Federal                         $ (3,134)       $    2,008         $   8,575
         State                                   1              536             2,398
         Foreign                               235              830               367
                                    --------------    -------------    --------------

            Total current                  (2,898)            3,374            11,340
                                    --------------    -------------    --------------

      Deferred -
         Federal                             2,231          (4,816)               423
         State                                 207          (1,886)             (276)
                                    --------------    -------------    --------------

            Total deferred                   2,438          (6,702)               147
                                    --------------    -------------    --------------
      Provision (benefit)
         for income taxes                $   (460)       $  (3,328)         $  11,487
                                   ==============     ============     ==============


         The provision (benefit) for income taxes differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income before taxes, as follows (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                             1997           1996            1995
                                                             ----           ----            ----
Provision (benefit) at Federal statutory rate            $(11,975)       $(3,162)       $ 11,824
State income taxes, net of Federal tax benefit             (2,068)          (546)          2,042
Nontaxable interest income                                   (982)        (1,016)         (1,219)
Foreign losses benefited at a lower tax rate                2,140             --              --
Nondeductible write-off of in-process research and
   development                                              8,464          1,803              --
Change in valuation allowance                               3,292             --              --
Acquisition costs                                              --            161             701
Tax credits                                                    --           (889)           (868)
Tax savings from foreign operations                            --         (1,429)         (2,095)
Nondeductible expenses                                         94            240             150
Foreign taxes                                                 235            830              --
Other                                                         340            680             952
                                                         --------        -------        --------
     Provision (benefit) for income taxes                $   (460)       $(3,328)       $ 11,487
                                                         ========        =======        ========
     Effective tax rate                                         1%            37%             34%
                                                         ========        =======        ========

         The components of the net deferred income tax asset are as follows (in thousands):





                                                                            DECEMBER 31,
                                                                            ------------
                                                                        1997            1996
                                                                      --------        --------
Deferred revenue recognized currently for tax purposes                $  1,079        $    817
Reserves and accruals not currently deductible for tax purposes          2,499           2,565
Net operating loss carryforwards                                         1,179              28
Tax credit carryforwards                                                   185             139
State taxes, not currently deductible for federal tax purposes              35             112
Write-off of in-process research and development,
  not currently deductible for tax purposes                              5,819           6,056
Depreciation and amortization                                             (291)            651
Deemed dividend due to excess foreign passive assets                        --            (171)
Other temporary differences                                                579              33
                                                                      --------        --------
      Total deferred tax asset                                          11,084          10,230
Less: Valuation allowance                                               (3,292)             --
                                                                      --------        --------
      Net deferred tax asset                                          $  7,792        $ 10,230
                                                                      ========        ========

         Realization of the net deferred tax asset of $7,792,000 is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if actual future taxable income differs from estimated amounts.

         The Company's subsidiary in Haifa, Israel has a ten-year tax holiday, which commenced January 1, 1995. During the first two years of the tax holiday, the subsidiary was exempt from taxation on income generated during that period. During the remaining eight years, income generated by the subsidiary will be taxed at a reduced income tax rate of 10%. The Haifa tax holiday decreased the consolidated net loss by approximately $1,429,000 ($0.03 per share) for the year ended December 31, 1996, and increased consolidated net income by approximately $593,000 ($0.01 per share) for the year ended December 31, 1995. There was no impact on the net loss for the year ended December 31, 1997.


8.       OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS:

         Operating primarily in one industry segment, the Company's products are marketed and sold in the United States and internationally by the Company's direct sales force and authorized channel partners.

         The following table presents a summary of operations by geographic area (in thousands):

                                            YEARS ENDED DECEMBER 31,
                                   ---------------------------------------
                                      1997           1996           1995
                                   ---------      ---------      ---------
Revenues:
   Domestic operations             $  48,155      $  74,996      $  99,262
   European operations                10,574         16,377         14,395
   Asian operations                    2,795         13,223         11,789
                                   ---------      ---------      ---------
      Consolidated                 $  61,524      $ 104,596      $ 125,446
                                   =========      =========      =========

Income (loss) from operations:
   Domestic operations             $ (29,877)     $ (10,780)     $  26,128
   European operations               (12,380)        (3,396)        (6,339)
   Asian operations                      133            523          9,807
                                   ---------      ---------      ---------
      Consolidated                 $ (42,074)     $ (13,653)     $  29,596
                                   =========      =========      =========

Identifiable assets:
   Domestic  operations            $ 121,582      $ 147,581      $ 145,526
   European operations                27,690         23,299         31,503
   Asian operations                    1,433          2,204         14,138
   Eliminations                      (31,112)       (20,555)       (36,696)
                                   ---------      ---------      ---------
      Consolidated                 $ 119,593      $ 152,529      $ 154,471
                                   =========      =========      =========


        Domestic revenues include export revenues of approximately $750,000, $3,207,000 and $5,994,000 to Asia for the years ended December 31, 1997, 1996 and 1995, respectively, and $2,447,000, $2,090,000 and $4,585,000 to the rest of the world for the years ended December 31, 1997, 1996 and 1995, respectively.

         There were no customers that accounted for more than 10% of net revenues for the years ended December 31, 1997, 1996 or 1995.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company's definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders, to be held on May 21, 1998 (the "Proxy Statement"). Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management Compliance with the Reporting Requirements of
Section 16(a)." For information regarding executive officers of the Company, see
Part I of this Form 10-K under the caption "Business - Executive Officers of the Registrant."


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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Report on Form 10-K:

                 1.  Financial Statements

                     See Index to Consolidated Financial Statements at Item 8 on page 27 of this Report.

                 2.  Financial Statement Schedule

                     See Index to Consolidated Financial Statements at Item 8 on page 27 of this Report.

                 3.  Exhibits

               EXHIBIT
               NUMBER    EXHIBIT TITLE
               -----------------------------------------------------------------------
                 3.1     Certificate of Incorporation of the Registrant.(1)
                 3.1a    Amended Certificate of Incorporation of the Registrant
                 3.2     Bylaws of the Registrant.(1)
                 4.1     Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)
                 4.2     Form of Common Stock certificate.(1)
                 10.1    Form of Indemnity Agreement entered into among the Registrant and its directors and officers.(1)
                 10.2*   Registrant's 1992 Stock Option Plan, as amended, including forms of option agreements.(1)
                 10.3*   Registrant's 1993 Non-Employee Directors Stock Option Plan,
                         including form of option agreements.(1)
                 10.4*   Registrant's 1993 Employee Stock Purchase Plan, including form of offering document.(1)
                 10.5    Lease between the Registrant and Stevens Creek Office
                         Center Associates, dated as of November 30, 1992.(1)
                 10.6    Lease between the Registrant and Beim & James Properties III, dated January 3, 1994.(2)
                 10.7    Lease between the Registrant and Cupertino Industrial Associates, dated September 30, 1994. (3)
                 10.8    Lease between the Registrant and the Flatley Company,
                         dated January 30, 1995. (4)
                 10.9    Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995. (5)
                 10.10   Agreement between NetManage, Ltd., Elron Electronic Industries, Ltd., and NetVision, Ltd., dated July 1, 1995. (5)
                 10.11   Agreement and Plan of Reorganization among the Registrant,
                         NetManage Acquisition Corporation, Syzygy Communications, Inc.
                         and the Designated Shareholders, dated October 16, 1995. (5)
                 10.12   Agreement and Plan of Reorganization among the Registrant,
                         NetManage Acquisition Corporation and AGE Logic, Inc.,
                         dated November 17, 1995. (5)

                 10.13   Stock Purchase Agreement by and among the registrant, Network
                         Software Associates, Inc. a California corporation, NetSoft, a
                         California corporation, holders of securities of NSA and holders of securities of NetSoft, dated as of July 8, 1997. (6)
                 21.1    Subsidiaries of Registrant.
                 23.1    Consent of Independent Public Accountants
                 24.1    Power of Attorney. Reference is made to the signature page to this Form 10-K.
                 27.1    Financial Data Schedule


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

                  (6) Incorporated by reference to the Exhibits filed with the Registrants Form 8-K dated July 29, 1997.

                  *        Employee Benefit Plan

         (b)      Reports on Form 8-K

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


Copyright (C) 1998 NetManage, Inc. All rights reserved. NetManage, Chameleon UNIX(R) Link, Chameleon HostLink, NS/Portfolio, NS/Router, the NetManage logo and the lizard logos are trademarks or registered trademarks of NetManage, Inc. in the United States and other countries. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively through X/Open Company Limited. AS/400 is a registered trademark in the U.S. and other countries of International Business Machines Corporation. All other trademarks are the property of their respective owners.

                                                                     SCHEDULE II

                                 NETMANAGE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                BALANCE AT     CHARGED TO REVENUES,   DEDUCTIONS    BALANCE AT
                                               BEGINNING OF           COSTS OR      AND WRITE-OFFS    END OF
                                                  PERIOD            EXPENSES                          PERIOD
                                             --------------------------------------------------------------------
Year ended December 31, 1995:
   Allowance for doubtful accounts and
      sales returns                              $ 2,281              $ 1,842          $ (1,607)      $ 2,516

Year ended December 31, 1996:
   Allowance for doubtful accounts and
      sales returns                                2,516                  886            (1,390)        2,012

Year ended December 31, 1997:
   Allowance for doubtful accounts and
      sales returns                                2,012                  268              (905)        1,375

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1998.

                                 NETMANAGE, INC.

                                 By: /s/ Zvi Alon
                                    --------------------------------------------
                                 Zvi Alon
                                 Chairman of the Board, President and Chief
                                 Executive Officer

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints ZVI ALON and GARY R. ANDERSON his or her true and lawful attorneys-in-fact and agents, each acting alone, with the power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K Annual Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                  TITLE                                    DATE
             ---------                                  -----                                    ----
/s/ Zvi Alon                         Chairman of the Board, President and Chief             March 31, 1998
---------------------------------    Executive Officer (Principal Executive
     Zvi Alon                        Officer)


/s/ Gary R. Andersen                 Chief Financial Officer and Senior Vice                March 31, 1998
---------------------------------    President, Finance and Secretary
     Gary R. Andersen                (Principal Financial and Accounting Officer)


/s/ John Bosch                       Director                                               March 31, 1998
---------------------------------
     John Bosch

/s/ Uzia Galil                       Director                                               March 31, 1998
---------------------------------
     Uzia Galil

/s/ Shelley Harrison, PhD.           Director                                               March 31, 1998
---------------------------------
     Shelley Harrison, PhD.

/s/ Darrell Miller                   Director                                               March 31, 1998
---------------------------------
     Darrell Miller

/s/ Abraham Ostrovsky                Director                                               March 31, 1998
---------------------------------
     Abraham Ostrovsky

                                 EXHIBIT INDEX

               EXHIBIT
               NUMBER    EXHIBIT TITLE
               -------------------------------------------------------------------------------
                 3.1     Certificate of Incorporation of the Registrant.(1)
                 3.1a    Amended Certificate of Incorporation of the Registrant
                 3.2     Bylaws of the Registrant.(1)
                 4.1     Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)
                 4.2     Form of Common Stock certificate.(1)
                 10.1    Form of Indemnity Agreement entered into among the Registrant and its directors and officers.(1)
                 10.2*   Registrant's 1992 Stock Option Plan, as amended, including forms of option agreements.(1)
                 10.3*   Registrant's 1993 Non-Employee Directors Stock Option Plan,
                         including form of option agreements.(1)
                 10.4*   Registrant's 1993 Employee Stock Purchase Plan, including form of offering document.(1)
                 10.5    Lease between the Registrant and Stevens Creek Office
                         Center Associates, dated as of November 30, 1992.(1)
                 10.6    Lease between the Registrant and Beim & James Properties III, dated January 3, 1994.(2)
                 10.7    Lease between the Registrant and Cupertino Industrial Associates, dated September 30, 1994. (3)
                 10.8    Lease between the Registrant and the Flatley Company,
                         dated January 30, 1995. (4)
                 10.9    Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995. (5)
                 10.10   Agreement between NetManage, Ltd., Elron Electronic Industries, Ltd., and NetVision, Ltd., dated July 1, 1995. (5)
                 10.11   Agreement and Plan of Reorganization among the Registrant,
                         NetManage Acquisition Corporation, Syzygy Communications, Inc.
                         and the Designated Shareholders, dated October 16, 1995. (5)
                 10.12   Agreement and Plan of Reorganization among the Registrant,
                         NetManage Acquisition Corporation and AGE Logic, Inc.,
                         dated November 17, 1995. (5)
                 10.13   Stock Purchase Agreement by and among the registrant, Network
                         Software Associates, Inc. a California corporation, NetSoft, a
                         California corporation, holders of securities of NSA and holders of securities of NetSoft, dated as of July 8, 1997. (6)
                 21.1    Subsidiaries of Registrant.
                 23.1    Consent of Independent Public Accountants
                 24.1    Power of Attorney. Reference is made to the signature page to this Form 10-K.
                 27.1    Financial Data Schedule


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

                  (6) Incorporated by reference to the Exhibits filed with the Registrants Form 8-K dated July 29, 1997.

                  *        Employee Benefit Plan

         (b)      Reports on Form 8-K

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