Form 10-Q
period 1998-03-31
NETMANAGE INC
filed 1998-05-14
CIK 909793

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

                  For the quarterly period ended March 31, 1998

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

Number of shares of registrant's common stock outstanding as of May 1, 1998: 44,008,789


===============================================================================

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS



                                                                              PAGE
                                                                              ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets at March 31, 1998 and
               December 31, 1997                                               3

               Condensed Consolidated Statements of Operations for the
               three months ended March 31, 1998 and March 31, 1997            4

               Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and March 31, 1997                  5

               Notes to Condensed Consolidated Financial Statements            6
Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       9


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                              18

Item 2.        Changes in Securities                                          20

Item 3.        Defaults upon Senior Securities                                20

Item 4.        Submission of Matters to a Vote of Security Holders            20

Item 5.        Other Information                                              20

Item 6.        Exhibits and Reports on Form 8-K                               20

               Signatures                                                     21

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998.

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         MARCH 31,   DECEMBER 31,
ASSETS                                                     1998         1997
                                                        ---------     ---------
                                                       (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                            $  15,091     $  12,706
   Short-term investments                                  40,690        36,845
   Accounts receivable, net                                12,923        13,408
   Prepaid expenses and other current assets               13,802        15,726
                                                        ---------     ---------
       Total current assets                                82,506        78,685
                                                        ---------     ---------

PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                         13,137        13,010
   Furniture and fixtures                                   5,495         5,512
   Leasehold improvements                                   1,302         1,308
                                                        ---------     ---------
                                                           19,934        19,830
   Less - Accumulated depreciation                        (12,037)      (10,999)
                                                        ---------     ---------
       Net property and equipment                           7,897         8,831
                                                        ---------     ---------

LONG-TERM INVESTMENTS                                      15,365        19,734
GOODWILL AND OTHER INTANGIBLES, net                         2,786         3,293
OTHER ASSETS                                                9,395         9,050
                                                        ---------     ---------
                                                        $ 117,949     $ 119,593
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                     $   2,097     $   1,674
   Accrued liabilities                                      3,270         5,185
   Accrued payroll and payroll-related expenses             3,573         4,804
   Deferred revenue                                         8,926         9,118
   Income taxes payable                                     2,515         2,362
                                                        ---------     ---------
       Total current liabilities                           20,381        23,143
                                                        ---------     ---------
LONG-TERM LIABILITIES                                         454           363
                                                        ---------     ---------

STOCKHOLDERS' EQUITY:
   Common stock                                               440           438
   Additional paid-in capital                              92,054        91,564
   Retained earnings                                        6,526         5,996
   Accumulated translation adjustment                      (1,906)       (1,911)
                                                        ---------     ---------
       Total stockholders' equity                          97,114        96,087
                                                        ---------     ---------
                                                        $ 117,949     $ 119,593
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

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                    ---------------------------
                                                    MARCH 31,          MARCH 31,
                                                      1998               1997
                                                    --------           --------
NET REVENUES:
   License fees                                     $ 13,955           $ 12,280
   Services                                            3,358              4,099
                                                    --------           --------
       Total net revenues                             17,313             16,379

COST OF REVENUES                                         991              1,125
                                                    --------           --------

GROSS MARGIN                                          16,322             15,254
                                                    --------           --------

OPERATING EXPENSES:
   Research and development                            4,530              6,090
   Sales and marketing                                 9,179             10,299
   General and administrative                          2,667              2,390
   Amortization of goodwill                              487                260
                                                    --------           --------
       Total operating expenses                       16,863             19,039
                                                    --------           --------

LOSS FROM OPERATIONS                                    (541)            (3,785)

INTEREST INCOME AND OTHER, NET                           822              1,255
EQUITY IN INCOME (LOSSES) OF
   UNCONSOLIDATED AFFILIATE                              449               (209)
                                                    --------           --------

INCOME (LOSS) BEFORE PROVISION                           730             (2,739)
   FOR INCOME TAXES
PROVISION FOR INCOME TAXES                               199                 --
                                                    --------           --------
NET INCOME (LOSS)                                   $    531           $ (2,739)
                                                    ========           ========

         NET INCOME  (LOSS) PER SHARE
              Basic                                 $   0.01           $  (0.06)
              Diluted                               $   0.01           $  (0.06)

         WEIGHTED AVERAGE COMMON SHARES
            AND EQUIVALENTS
              Basic                                   43,728             43,182
              Diluted                                 43,903             43,182


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                          THREE MONTHS ENDED
                                                                       ------------------------
                                                                       MARCH 31,       MARCH 31,
                                                                         1998            1997
                                                                       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $    531       $ (2,739)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                       1,741          2,779
       Provision for doubtful accounts and returns                            68             --
       Equity in (income) losses of unconsolidated affiliate                (449)           209
       Changes in assets and liabilities:
         Accounts receivable                                                 417          3,823
         Prepaid expenses and other assets                                 1,997          3,455
         Accounts payable                                                    423           (942)
         Accrued liabilities, payroll and payroll-related expenses        (3,059)          (743)
         Deferred revenue                                                   (188)        (2,136)
         Income taxes payable                                                153           (169)
                                                                        --------       --------
             Net cash provided by operating activities                     1,634          3,537
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                    (5,746)        (4,100)
   Proceeds from maturity of short-term investments                        1,900         13,592
   Purchases of long-term investments                                     (2,134)       (12,781)
   Proceeds from maturity of long-term investments                         6,451          2,417
   Purchases of property and equipment                                      (287)           (68)
   Purchases of technology and other intangible assets                       (90)          (530)
                                                                        --------       --------
             Net cash provided by (used in) investing activities              94         (1,470)
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                               492            105
                                                                        --------       --------
             Net cash provided by financing activities                       492            105
                                                                        --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      165           (526)
                                                                        --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  2,385          1,646

CASH AND CASH EQUIVALENTS, beginning of period                            12,706         19,483
                                                                        --------       --------

CASH AND CASH EQUIVALENTS, end of period                                $ 15,091       $ 21,129
                                                                        ========       ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  INTERIM FINANCIAL DATA

    The interim condensed consolidated financial statements for the three-month periods ended March 31, 1998 and 1997 for NetManage, Inc. (the "Company") have been prepared on the same basis as the year end consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.  CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's investment in an unconsolidated affiliate, NetVision, Ltd., is accounted for by the equity method.

3.  NET INCOME PER SHARE

    Basic net income per share data has been computed using the weighted average number of shares of common stock outstanding during the periods. Diluted net income per share data has been computed using the weighted average number of shares of common stock and potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. Potentially dilutive securities of 2,828,873 and 3,710,170 were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1997, the number of shares used in the computation of diluted earnings per share was the same as those used for the computation of basic earnings per share as all potential common shares were antidilutive. For the three months ended March 31, 1998, a reconciliation of the shares used in the computation of basic and diluted earnings per share is as follows:


                                     Number of      Per Share
                                       Shares        Amount
                                     ----------     ---------
     Basic earnings per share        43,728,143       $.01
     Common stock options               175,244        .00
                                     ----------       ----
     Diluted earnings per share      43,903,387       $.01
                                     ==========       ====

4.  REVENUE RECOGNITION

    During the quarter ended March 31, 1998, the Company adopted the Statement of Position (SOP) 97-2 "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the consolidated financial statements for the three months ended March 31, 1998.

5.  COMPREHENSIVE INCOME (LOSS)

    During the quarter ended March 31, 1998, the Company adopted SFAS No. 130 "Comprehensive Income" which was issued by the FASB in 1997. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive Income" includes foreign currency translation gains and losses and other unrealized gains and losses that have previously been excluded from net income and reflected instead in equity. The following table summarizes comprehensive income (loss) for the three-month periods ended March 31, 1998 and 1997.

                                                  1998         1997
                                                -------       -------
     Net income (loss)                          $   531       $(2,739)
     Foreign currency translation
       adjustments, (net of tax benefit of
       $0 in 1998 and 1997)                          (5)         (526)
                                                -------       -------
     Comprehensive income (loss)                $   526       $(3,265)
                                                =======       =======

6.  COMMITMENTS AND CONTINGENCIES

On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061-JW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. In addition, on September 10, 1997, the Company and several of its officers and directors were named in a securities class action complaint filed in the Northern District of California, Beasley v. NetManage, Inc., et al., C-97-3329 FMS, (N.D. Cal.). This complaint is substantially similar to the previously-filed case of Head et al. v. NetManage, Inc. et al., discussed above, and contains similar allegations, names the same defendants, and purports to represent purchasers of NetManage stock during the same class period as in the previously-filed complaint. The complaints seek an unspecified amount of damages. On February 24, 1998, the federal court granted the defendants' motion to dismiss the federal class action complaint in Head, et al. v. NetManage, Inc., et al. The plaintiffs are expected to file an amended complaint. The Company believes there is no merit to these cases and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-97-20544-JW-PVT, in the United States District Court for the Northern District of California against the same defendants. Both complaints allege that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. The state court complaint asserts claims under California state law; the federal complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. On February 26, 1998, the state court entered judgement in favor of the Company in the state case. The plaintiffs have filed a notice of appeal from this judgement and are expected to file an amended complaint as to the individual defendants. The Company believes there is no merit to either case and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

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

    On November 26, 1997, a complaint was filed against the Company in the Superior Court of California, San Diego County, Shaw et al. v. NetManage, Inc., No. 716081. The plaintiffs, who held a significant ownership interest in AGE before it was acquired by NetManage, bring causes of action alleging fraud, negligent misrepresentations, negligence and breach of contract with respect to the Company's acquisition of AGE. The complaint seeks an unspecified amount of damages. The Company believes there is no merit to the case and intends to defend the case vigorously. There can be no assurance that the Company will be able to prevail in the lawsuit, or that the pendency of the lawsuit will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any loss contingencies.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding expected revenues from newly introduced products, the timing of the completion of the Company's restructuring, the amount of restructuring charges, statements regarding expected fluctuations in operating expenses and capital spending, statements regarding the Company's expectation that indirect sales will increase as a percentage of domestic and total revenues, the Company's expectation that it will increase its marketing and sales efforts in major European and Asian markets, and statements regarding the Company's expectations as to the composition of revenues between international and domestic. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others, that the markets for the Company's products, including but not limited to Chameleon(TM) UNIX(R) Link 97 and Chameleon HostLink 97, AS/400(R), SupportNow, OpSession, N/S Portfolio and NS/Router could grow more slowly than the Company or market analysts believe, or the Company will not be able to take advantage of growth in those markets. In addition, there is no assurance that the Company's products for real-time customer support over the Internet will continue to receive customer acceptance, especially in light of the early stage of development of the markets for such Internet-based applications, that the Company will not suffer increased competitive pressures, that the Company's corporate buying decisions will not be influenced by the actions of the Company's competitors or other market factors or that the Company will be able to continue to execute on its business plan in a manner that will allow it to sustain profitability and growth. The amount of the restructuring charges and timing of completion of the restructuring is dependent upon a number of factors including the rate at which the Company is able to terminate office leases and the accuracy of management's estimates of lease termination and other restructuring charges. Additional factors are identified under the heading "Factors That May Affect Future Results and Financial Condition". Factors that could cause or contribute to such differences include those discussed below as well as those discussed in the Company's Report on Form 10-K for the year ended December 31, 1997. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


OVERVIEW

NetManage, Inc. (the "Company") develops, markets and supports PC connectivity software for the Microsoft Windows 3.1, Windows 95 and Windows NT platforms and IBM system OS/2 and Novell, offering applications for UNIX(R), AS/400(R) and IBM Mainframe host systems. The Company also provides remote access, application sharing and help desk technology in its newly introduced OpSession and SupportNow products. Its products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners. Since the Company's inception, revenues from the Chameleon family of products have represented substantially all of the Company's revenues, and the Company expects that revenues from its Core Technology products will continue to account for a substantial portion of the Company's revenues for the foreseeable future.


ACQUISITIONS

In July 1997, the Company acquired all of the outstanding shares of Network Software Associates, Inc. ("NSA") a holding company for NetSoft ("NetSoft") for $26.0 million in cash. In November 1997, the Company acquired all of the outstanding shares of Relay Technology, Inc. ("Relay") for $4.2 million in cash. Both of these acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of the acquired companies from the acquisition date forward have been recorded in the Company's consolidated financial statements.


RESTRUCTURING

In the third quarter of 1997, the Company initiated a plan to restructure its operations worldwide due to adverse business conditions including reduced sales of the Company's products. The restructuring plan included the termination of a number of employees worldwide and the reduction in worldwide office space, which primarily consisted of the consolidation of certain domestic technical support and engineering locations. The restructuring actions remaining to be completed as of March 31, 1998 are expected to be completed by the third quarter of 1998. The Company anticipates that these remaining restructuring actions will require the expenditures of approximately $0.3 million of cash during the remainder of 1998, all of which are reflected in accrued liabilities on the accompanying balance sheet at March 31, 1998.


RESULTS OF OPERATIONS

During the past year, the Company discontinued several low revenue generating products and focused efforts on controlling costs in order to reduce operating expenses, including a restructuring plan announced and executed in the third quarter of 1997, in an attempt to return the Company to profitability. These efforts have contributed to improved operating results.

Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses decreased during the first quarter of 1998 as compared to the same period in 1997 as a result of the restructuring plan discussed above, the resulting reduction of headcount and the closing and/or consolidation of facilities. Operating expenses are expected to fluctuate as a percentage of revenues as the Company's newly introduced products begin contributing to revenues.

MARCH 31, 1998 COMPARED TO MARCH 31, 1997

--------------------------------------------------------------------------------
(Dollars in millions)                         Three Months Ended

                                     1998         1997          $         %
-------------------------------------------------------------------------------
Net revenues:
      License fees                  $ 13.9       $ 12.3       1.6        13.0%
      Services                         3.4          4.1       (.7)       (1.7%)
                                    ------       ------
        Total net revenues          $ 17.3       $ 16.4        .9        (5.5%)

As a percentage of net revenues:
      License fees                    80.6%        75.0%
      Services                        19.4%        25.0%
                                    ------       ------
        Total net revenues           100.0%       100.0%

Gross margin                        $ 16.3       $ 15.3       1.0         6.5
  As a percentage of net revenues     94.3%        93.1%

Research and development            $  4.5       $  6.1      (1.6)       (2.6%)
  As a percentage of net revenues     26.2%        37.2%

Sales and marketing                 $  9.2       $ 10.3      (1.1)      (10.7%)
  As a percentage of net revenues     53.0%        62.9%

General and administrative          $  2.7       $  2.4       0.3        12.5%
  As a percentage of net revenues     15.4%        14.6%

Interest income and other, net      $   .8       $  1.3      (0.5)      (38.5%)

  As a percentage of net revenues      4.5%         7.7%

Provision for income taxes          $  0.2       $ --         0.2      (100.0%)
  Effective tax rate                  25.0%        --

Net revenues

Historically, the majority of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

The Company has operations worldwide with sales offices located in the United States, Europe and Japan. International revenues as a percentage of total net revenues were approximately 28% and 21% for the three-month periods ended March 31, 1998 and 1997, respectively. In the latter half of 1997, the Company took steps to reorganize its staffing and management, distributor relationships, and product marketing in Europe as well as Japan. These efforts, together with the Company's July 1997 acquisition of NetSoft which had historically been successful in marketing and selling its products internationally, resulted in the increase in international revenues both in absolute dollars and as a percentage of total net revenues for the quarter ended March 31, 1998 as compared to the same period in 1997.

License fees increased both in absolute dollars and as a percentage of total net revenues during the three-month period ended March 31, 1998 as compared to the same period in 1997. This increase is primarily attributable to the

Company's expanded product offerings as a result of the Company's 1997 acquisitions of NetSoft and Relay, as discussed above.

The decline in service revenues both in absolute dollars and as a percentage of total net revenues for the three-month period ended March 31, 1998 as compared to the same period of 1997 is primarily due to the decline in the license fee revenues during the first half of 1997 which will generally affect service revenues for the trailing months.

Software license fees are generally recognized as revenue upon shipment if the fee is considered fixed or determinable, the arrangement does not include significant customization of the software and collectibility is probable. Allowances for returns and doubtful accounts are provided based on historical rates of returns and write-offs, which have not been material to date. Certain of the Company's sales to distributors are under agreements providing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor.

The Company provides ongoing maintenance and support to its customers, generally under annual service agreements. Maintenance and support is comprised of software updates for existing products and telephone support. Service revenues are recognized on a pro-rata basis over the term of such agreements. Periodically the Company has provided training and consulting services to selected customers. Such revenue is recognized as the related services are performed and has not been material to date. The Company does not expect that revenues generated from such training and consulting services will constitute a material portion of total revenues.

No customer accounted for more than 10% of net revenues during the three-month periods ended March 31, 1998 or March 31, 1997

Gross margin

Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with product packaging, documentation and software duplication. Cost of service revenues through March 31, 1998 has not been material and is not reported separately.

Gross margin increased both in absolute dollars and as a percentage of total net revenues for the three-month period ended March 31, 1998 as compared to the three-month period ended March 31, 1997 primarily as a result of the increase in the net revenue base while costs remained relatively fixed.

Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues. The Company typically recognizes higher gross margins on direct sales than on sales through indirect channels.

Research and development

Research and development ("R&D") expenses consist primarily of salaries and benefits, as well as fees paid to certain outside consultants. The decrease in R&D expenses in absolute dollars for the three-month period ended March 31, 1998 as compared to the same period of the prior year primarily reflects cost savings, particularly in salaries and benefits, associated with employee attrition and the previously discussed restructuring. The Company does not expect significant changes in R&D spending for the remainder of 1998 and expects that, as a percentage of net revenues, R&D expenses will fluctuate depending on future revenue levels, acquisitions and licensing of technology.

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

Sales and marketing

Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. The decrease in S&M expenses in both absolute dollars and as a percentage of total net revenues for the three-month period ended March 31, 1998 as compared to the same period in 1997 primarily reflects cost savings related to employee attrition and the restructuring mentioned above, as well as a decline in advertising costs as the Company re-evaluated its marketing and selling strategies.

The Company believes that S&M expenses, particularly related to advertising and promotion expenses, will increase in absolute dollars during the remainder of 1998 as the Company implements its worldwide marketing and selling strategies. The Company expects that S&M expenses as a percentage of total net revenues will fluctuate depending on future revenue levels.

General and administrative

General and administrative ("G&A") expenses increased in absolute dollars for the three-month period ended March 31, 1998 as compared to the same period of 1997 largely due to additional legal fees associated with defending the lawsuits filed against the Company in 1997 as discussed in Item I. Legal Proceedings. The Company does not anticipate significant fluctuations in G&A expenses throughout the remainder of 1998 and expects that, as a percentage of total net revenues, G&A expenses will fluctuate depending on future revenue levels.

Interest income and other, net

Interest income and other, net includes interest income earned on the Company's cash and investments as well as foreign exchange gains and losses. The decline in interest income and other, net in both absolute dollars and as a percentage of total net revenues for the three-month period ended March 31, 1998 as compared to the same period in 1997 is primarily the result of a decrease in the aggregate amount of cash and investments from $105.3 million for the quarter ended March 31, 1997 to $71.2 million for the quarter ended March 31, 1998.

Provision for income taxes

The Company's effective tax rate for the three-month period ended March 31, 1998 was 25% which reflects the benefit of tax credits and net operating loss carryforwards. Due to the Company's loss position in the three-month period ended March 31, 1997, the Company did not have a tax provision.


LIQUIDITY AND CAPITAL RESOURCES

-----------------------------------------------------------------
                                              As of March 31,
(In millions)                              1998            1997
-----------------------------------------------------------------
Cash and cash equivalents                   $ 15.1         $ 21.1
Short-term investments                        40.7           36.9
Long-term investments                         15.4           47.3
Net cash provided by operating activities      1.6            3.5
Net cash provided by (used in) investing
  activities                                   0.1           (1.5)
Net cash provided by financing activities      0.5            0.1
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

The Company's cash and cash equivalents, short-term investments and long-term investments increased from $69.3 million at December 31, 1997 to $71.2 million at March 31, 1998. This increase was primarily due to cash provided by the Company's operations.

The Company's principal investing activities to date have been the purchase of short and long-term investments, purchases of property and equipment, and cash payments for acquisitions. Net of amounts invested, the Company received proceeds of $0.5 million from maturities of short-term and long-term investments during the three-month period ended March 31, 1998. Expenditures for purchases of property and equipment were minimal during the first quarter of 1998 due to the Company's efforts to control expenses. The Company does not have any specific commitments with regard to future capital expenditures. The Company's principal commitment as of March 31, 1998 consists of leases on its facilities.

Net cash provided by financing activities during the three months ended March 31, 1998 reflects proceeds from the issuance of common stock under the Company's stock option plan.

At March 31, 1998, the Company had working capital of $62.1 million. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Fluctuations in Operating Results

The Company has experienced and expects to experience in future periods significant fluctuations in operating results that may be caused by many factors including, among others, demand for the Company's products, introduction or enhancements of products by the Company or its competitors, technological changes in computer networking; market acceptance of new products, customer order deferrals in anticipation of new products, the size and timing of individual orders, mix of international and domestic revenues, mix of distribution channels through which the Company's products are sold, seasonality of revenues, quality control of products, changes in the Company's operating expenses, personnel changes, foreign currency exchange rates and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Lack of Backlog

Because the Company generally ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve profitability. Fluctuations in operating results may also result in volatility in the price of the Company's common stock.

Restructuring Risks

During 1997, the Company initiated a plan to restructure its operations and focus on its core competencies of UNIX(R), AS/400(R) Midrange and IBM Mainframe connectivity. The Company undertook the restructuring in response to adverse business conditions in order to improve the Company's future financial performance, however, no assurance can be given that the restructuring will be successful, that future operating results will improve, or that the actions undertaken in the restructuring will not disrupt the Company's remaining operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

Risks of Acquisitions

The Company's merger and acquisition transactions, including the recent acquisitions of NetSoft and Relay, have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the

Company's product offerings, attract key personnel and strengthen the Company's presence in the international and OEM marketplace. Product and technology acquisitions entail numerous risks, including the diversion of management's attention away from day-to-day operations, difficulties in the assimilation of acquired operations and personnel (such as sales, engineering and customer support), the incorporation of acquired products into existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies and the difficulty of presenting a unified corporate image.

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

Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company has recently experienced price declines for its products, contributing to lower revenues. Any further material reduction in the price of the Company's products would require the Company to increase unit sales in order to maintain revenues at existing levels. There can be no assurance that the Company will be successful in doing so. The Company recently announced products complementary with connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products which could have a material adverse effect on the Company's results of operations in the future.

The Company's competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company's products.

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

Global Market Risks

The Company derived approximately 28% of net revenues from international sales during the quarter ended March 31, 1998. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. In addition, the recent financial difficulties of Asian economies could result in reduced revenue from sales to customer locations in such areas.

Employee Retention

The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley and Orange County in California and in Haifa, Israel. During the latter half of 1996 and throughout 1997, the Company experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals. The Company has and will continue to address the issue of attrition. Managing employee attrition, integrating acquired operations and products and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources. The Company's future operating results will be dependent in part on its ability to retain and attract its employee workforce, train and manage its management and employee base, and continue to implement and improve its operating and financial controls. There can be no assurance that the Company will be able to manage such challenges successfully.

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computers systems as the millenium ("year 2000") approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The Company believes that any costs incurred related to year 2000 compliance will not have a material impact on its business, operations or financial condition.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061-JW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. In addition, on September 10, 1997, the Company and several of its officers and directors were named in a securities class action complaint filed in the Northern District of California, Beasley v. NetManage, Inc., et al., C-97-3329 FMS, (N.D. Cal.). This complaint is substantially similar to the previously-filed case of Head et al. v. NetManage, Inc. et al., discussed above, and contains similar allegations, names the same defendants, and purports to represent purchasers of NetManage stock during the same class period as in the previously-filed complaint. The complaints seek an unspecified amount of damages. On February 24, 1998, the federal court granted the defendants' motion to dismiss the federal class action complaint in Head, et al. v. NetManage, Inc., et al. The plaintiffs are expected to file an amended complaint. The Company believes there is no merit to these cases and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-97-20544-JW-PVT, in the United States District Court for the Northern District of California against the same defendants. Both complaints allege that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. The state court complaint asserts claims under California state law; the federal complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. On February 26, 1998, the state court entered judgement in favor of the Company in the state case. The plaintiffs have filed a notice of appeal from this judgement and are expected to file an amended complaint as to the individual defendants. The Company believes there is no merit to either case and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

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

On November 26, 1997, a complaint was filed against the Company in the Superior Court of California, San Diego County, Shaw et al. v. NetManage, Inc., No. 716081. The plaintiffs, who held a significant ownership interest in AGE before it was acquired by NetManage, bring causes of action alleging fraud, negligent misrepresentations, negligence and breach of contract with respect to the Company's acquisition of AGE. The complaint seeks an unspecified amount of damages. The Company believes there is no merit to the case and intends to defend the case vigorously. There can be no assurance that the Company will be able to prevail in the lawsuit, or that the pendency of the lawsuit will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any loss contingencies.

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

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

        27.1     Financial Data Schedule.

b.      Reports on Form 8-K

        Not applicable


NetManage, Chameleon UNIX(R) Link, Chameleon HostLink, Chameleon 3270LT, Chameleon Host Agent, OpSession, SupportNow, NS/Portfolio, NS/Router, the NetManage logo and the lizard logos are trademarks or registered trademarks of NetManage, Inc. in the United States and other Countries. UNIX(R) is a registered trademark in the U.S. and other countries, licensed exclusively through X/Open Company Limited. AS/400(R) is a registered trademark in the U.S. and other countries of International Business Machines Corporation. All other trademarks are the property of their respective owners.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                            NETMANAGE, INC.
                                            (REGISTRANT)


DATE:    MAY 14, 1998                       BY: /S/ GARY R. ANDERSON
         ----------------------------           --------------------
                                                GARY R. ANDERSON
                                                CHIEF FINANCIAL OFFICER AND
                                                SENIOR VICE PRESIDENT
                                                (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

Exhibit
Number        Description
-----         -----------
  27.1        Financial Data Schedule.