Form 10-Q
period 1998-06-30
NETMANAGE INC
filed 1998-08-14
CIK 909793

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

                  For the quarterly period ended June 30, 1998


                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of registrant's common stock outstanding as of July 31, 1998:
44,209,359

================================================================================

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION                                                      PAGE
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 1998 and
                  December 31, 1997                                                             3

                  Condensed Consolidated Statements of Operations for the three
                  and six months ended June 30, 1998 and June 30, 1997                          4

                  Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1998 and June 30, 1997                                  5

                  Notes to Condensed Consolidated Financial Statements                          6
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     9


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                            18

Item 2.           Changes in Securities                                                        19

Item 3.           Defaults upon Senior Securities                                              19

Item 4.           Submission of Matters to a Vote of Security Holders                          19

Item 5.           Other Information                                                            19

Item 6.           Exhibits and Reports on Form 8-K                                             19

                  Signatures                                                                   20




It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998.

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       JUNE 30,       DECEMBER 31,
ASSETS                                                   1998             1997
                                                       --------        ---------
                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                          $  24,882        $  12,706
   Short-term investments                                26,032           36,845
   Accounts receivable, net                              10,492           13,408
   Prepaid expenses and other current assets             12,944           15,726
                                                      ---------        ---------
        Total current assets                             74,350           78,685
                                                      ---------        ---------

PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                       13,183           13,010
   Furniture and fixtures                                 5,464            5,512
   Leasehold improvements                                 1,258            1,308
                                                      ---------        ---------
                                                         19,905           19,830
   Less - Accumulated depreciation                      (13,021)         (10,999)
                                                      ---------        ---------
        Net property and equipment                        6,884            8,831
                                                      ---------        ---------

LONG-TERM INVESTMENTS                                    20,565           19,734
GOODWILL AND OTHER INTANGIBLES, net                       2,231            3,293
OTHER ASSETS                                              9,491            9,050
                                                      ---------        ---------
                                                      $ 113,521        $ 119,593
                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $   2,047        $   1,674
   Accrued liabilities                                    2,952            5,185
   Accrued payroll and payroll-related expenses           3,120            4,804
   Deferred revenue                                       7,782            9,118
   Income taxes payable                                   2,402            2,362
                                                      ---------        ---------
        Total current liabilities                        18,303           23,143
                                                      ---------        ---------

LONG-TERM LIABILITIES                                       258              363
                                                      ---------        ---------

STOCKHOLDERS' EQUITY:
   Common stock                                             442              438
   Additional paid-in capital                            92,735           91,564
   Retained earnings                                      3,823            5,996
   Cumulative translation adjustments                    (2,040)          (1,911)
                                                      ---------        ---------
        Total stockholders' equity                       94,960           96,087
                                                      ---------        ---------
                                                      $ 113,521        $ 119,593
                                                      =========        =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               -----------------------------           -----------------------------
                                                                JUNE 30,           JUNE 30,           JUNE 30,             JUNE 30,
                                                                  1998               1997               1998                  1997
                                                               --------            --------            --------            --------
NET REVENUES:
   License fees                                                $ 10,611            $  8,963            $ 24,566            $ 21,243
   Services                                                       3,929               3,738               7,288               7,837
                                                               --------            --------            --------            --------
        Total net revenues                                       14,540              12,701              31,854              29,080

COST OF REVENUES                                                    704                 899               1,696               2,024
                                                               --------            --------            --------            --------

GROSS MARGIN                                                     13,836              11,802              30,158              27,056
                                                               --------            --------            --------            --------

OPERATING EXPENSES:
   Research and development                                       4,573               4,778               9,103              10,868
   Sales and marketing                                            9,723              10,518              18,902              20,817
   General and administrative                                     2,755               2,444               5,423               4,834
   Amortization of goodwill                                         471                 260                 957                 520
                                                               --------            --------            --------            --------
        Total operating expenses                                 17,522              18,000              34,385              37,039
                                                               --------            --------            --------            --------

LOSS FROM OPERATIONS                                             (3,686)             (6,198)             (4,227)             (9,983)

INTEREST INCOME AND OTHER, NET                                      595               1,362               1,417               2,617
EQUITY IN INCOME  OF
   UNCONSOLIDATED AFFILIATE                                         204                 288                 653                  79
                                                               --------            --------            --------            --------

LOSS BEFORE PROVISION FOR INCOME TAXES                           (2,887)             (4,548)             (2,157)             (7,287)
PROVISION (BENEFIT) FOR INCOME TAXES                               (183)                 --                  16                  --
                                                               --------            --------            --------            --------
NET LOSS                                                       $ ( 2,704)          $ (4,548)           $ (2,173)           $ (7,287)
                                                               ========            ========            ========            ========
NET LOSS PER SHARE
     Basic                                                     $  (0.06)           $  (0.10)           $  (0.05)           $  (0.17)
     Diluted                                                   $  (0.06)           $  (0.10)           $  (0.05)           $  (0.17)

WEIGHTED AVERAGE COMMON SHARES
   AND EQUIVALENTS
     Basic                                                       44,158              43,328              43,944              43,255
     Diluted                                                     44,158              43,328              43,944              43,255




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                             SIX MONTHS ENDED
                                                                                                        ----------------------------
                                                                                                        JUNE 30,           JUNE 30,
                                                                                                          1998                1997
                                                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                             $ (2,173)          $ (7,287)
   Adjustments to reconcile net loss  to net cash provided by operating activities:
        Depreciation and amortization                                                                      3,917              4,721
        Equity in income of unconsolidated affiliate                                                      (1,417)               (79)
        Provision for doubtful accounts                                                                       68                 --
        Changes in assets and liabilities, net of business combinations:
           Accounts receivable                                                                             2,848              5,642
           Prepaid expenses and other assets                                                               2,765              3,444
           Accounts payable                                                                                  373               (157)
           Accrued liabilities, payroll and payroll-related expenses                                      (3,917)            (1,423)
           Deferred revenue                                                                               (1,441)            (2,837)
           Income taxes payable                                                                               40               (179)
                                                                                                        --------           --------
                Net cash provided by operating activities                                                  1,063              1,845
                                                                                                        --------           --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                                                    (8,818)           (23,895)
   Proceeds from maturity of short-term investments                                                       19,234             22,139
   Purchases of long-term investments                                                                     (9,914)           (17,613)
   Proceeds from maturity of long-term investments                                                         8,951             19,513
   Purchases of property and equipment                                                                      (355)              (606)
   Purchases of technology and other intangible assets                                                        --               (530)
   Investment in unconsolidated affiliate                                                                     --               (163)
                                                                                                        --------           --------
                Net cash provided by (used in) investing activities                                        9,098             (1,155)
                                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                                             1,175                517
                                                                                                        --------           --------
                Net cash provided by financing activities                                                  1,175                517
                                                                                                        --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                      840                (93)
                                                                                                        --------           --------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                                12,176              1,114

CASH AND CASH EQUIVALENTS, beginning of period                                                            12,706             19,483
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, end of period                                                                $ 24,882           $ 20,597
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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   INTERIM FINANCIAL DATA

     The interim condensed consolidated financial statements for the three- and six-month periods ended June 30, 1998 and 1997 for NetManage, Inc. (the "Company") have been prepared on the same basis as the year end consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance and should be read in conjunction with the information contained in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1997.

2.   CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's investment in an unconsolidated affiliate, NetVision, Ltd., is accounted for by the equity method.

3.    ACQUISITIONS

     On June 15, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with FTP Software, Inc. ("FTP") whereby a wholly-owned subsidiary of the Company will be merged into FTP and each outstanding share of the common stock of FTP will be converted into 0.72767 of a share of the Company's common stock, subject to downward adjustment based upon certain conditions described in the Reorganization Agreement (the "Exchange Ratio"). Outstanding FTP options will be converted into options to purchase shares of the Company's common stock at the same conversion rate, with appropriate changes to the exercise price. This merger is conditioned upon, among other things, approval of the merger by FTP's stockholders and approval by the Company's stockholders of the issuance of the shares of the Company's common stock in the merger. Because FTP has met certain of the financial tests set forth in the Reorganization Agreement, the Exchange Ratio would not be adjusted if the closing of the merger occurs before August 31, 1998, as currently expected. If the merger closes on or after August 31, 1998, in order for there to be no adjustment to the Exchange Ratio, FTP would need to meet additional financial tests as described in the Reorganization Agreement.

4.    NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1998 and may be adopted as of the beginning of any fiscal quarter after June 15, 1998. The Company plans to adopt SFAS No. 133 in the first quarter of 1999 and does not believe that its adoption will have a material effect on the Company's financial statements.

5.   NET LOSS PER SHARE

     Basic net loss per share data has been computed using the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted average number of shares of common stock and potentially dilutive common stock. Potentially dilutive securities, which include shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method, of 3,696,218 and 3,951,528 for the three- and six-month periods ended June 30, 1998 and 1997, respectively were not included in the computation of diluted loss per common share because to do so would have been antidilutive for the respective periods. For the three- and six-month periods ended June 30, 1998 and 1997, the number of shares used in the computation of diluted earnings per share was the same as those used for the computation of basic earnings per share as all potential common shares were antidilutive.


6.   REVENUE RECOGNITION

     During the quarter ended March 31, 1998, the Company adopted the Statement of Position (SOP) 97-2 "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the consolidated financial statements for the three or six-months ended June 30, 1998.

7.   COMPREHENSIVE LOSS

     During the quarter ended March 31, 1998, the Company adopted SFAS No. 130 "Comprehensive Income" which was issued by the FASB in 1997. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive Income" includes foreign currency translation gains and losses and other unrealized gains and losses that have previously been excluded from net income and reflected instead in stockholders' equity. The following table summarizes comprehensive loss for the three and six-month periods ended June 30, 1998 and 1997.

                                                                       Three Months Ended                    Six Months Ended
                                                                      June 30,    June 30,                 June 30,    June 30,
                                                                    1998               1997               1998               1997
                                                                   -------            -------            -------            -------
Net loss                                                           $(2,704)           $(4,548)           $(2,173)           $(7,287)
Foreign currency translation adjustments,
(net of tax benefit of $0 in 1998 and 1997)                           (134)              (130)              (129)              (656)
                                                                   -------            -------            -------            -------
Comprehensive loss                                                 $(2,838)           $(4,678)           $(2,302)           $(7,943)
                                                                   =======            =======            =======            =======

8.    COMMITMENTS AND CONTINGENCIES

     On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061-JW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. In addition, on September 10, 1997, the Company and several of its officers and directors were named in a securities class action complaint filed in the Northern District of California, Beasley v. NetManage, Inc., et al., C-97-3329 FMS, (N.D. Cal.). This complaint is substantially similar to the previously-filed case of Head et al. v. NetManage, Inc. et al., discussed above, and contains similar allegations, names the same defendants, and purports to represent purchasers of NetManage stock during the same class period as in the previously-filed complaint. The complaints seek an unspecified amount of damages. On February 24, 1998, the federal court granted the defendants' motion to dismiss the federal class action complaint in Head, et al. v. NetManage, Inc., et al. The plaintiffs filed an amended complaint and the defendants have moved to dismiss. The Company believes there is no merit to these cases and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

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

     On October 10, 1997, a verified derivative complaint was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company alleging that these persons violated various duties to the Company. Sucher
     v. Alon et al., No. C-98-203-CRB. The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages. The Court dismissed the complaint on the ground that the plaintiff was obligated to make a demand on the Board of Directors. The plaintiff is expected to file an amended complaint.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding expected revenues from newly introduced products, statements regarding expected fluctuations in operating expenses and capital spending, statements regarding the Company's expectation that indirect sales will increase as a percentage of domestic and total revenues, the Company's expectation that it will increase its marketing and sales efforts in major European and Asian markets, the Company's expectation that revenues from its Core Technology products will continue to account for a substantial portion of the Company's revenue, and statements regarding the Company's expectations as to the composition of revenues between international and domestic. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others, that the markets for the Company's products, including but not limited to Chameleon(TM) UNIX(R) Link 97 and Chameleon HostLink 97, AS/400(R), SupportNow, OpSession, N/S Portfolio and NS/Router could grow more slowly than the Company or market analysts believe, or the Company will not be able to take advantage of growth in those markets. In addition, there is no assurance that the Company's products for real-time customer support over the Internet will continue to receive customer acceptance, especially in light of the early stage of development of the markets for such Internet-based applications, that the Company will not suffer increased competitive pressures, that the Company's corporate buying decisions will not be influenced by the actions of the Company's competitors or other market factors, or that the Company will be able to continue to execute on its business plan in a manner that will allow it to sustain profitability and growth, or that the continuing economic difficulties in Asia will not adversely affect sales of the Company's products in that region. The amount of the restructuring charges and timing of completion of the restructuring is dependent upon a number of factors including the rate at which the Company is able to terminate office leases and the accuracy of management's estimates of lease termination and other restructuring charges. Additional factors are identified under the heading "Factors That May Affect Future Results and Financial Condition". Factors that could cause or contribute to such differences include those discussed below as well as those discussed in the Company's Report on Form 10-K for the year ended December 31, 1997. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


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


ACQUISITIONS

On June 15, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with FTP Software, Inc. ("FTP") whereby a wholly-owned subsidiary of the Company will be merged into FTP and each outstanding share of the common stock of FTP will be converted into 0.72767 of a share of the Company's common stock, subject to downward adjustment based upon certain conditions described in the Reorganization Agreement (the "Exchange Ratio"). Outstanding FTP options will be converted into options to purchase shares of the Company's common stock at the same conversion rate, with appropriate changes to the exercise price. This merger is conditioned upon, among other things, approval of the merger by FTP's stockholders and approval by the Company's stockholders of the issuance of the shares of the Company's common stock in the merger. Because FTP has met certain of the financial tests set forth in the Reorganization Agreement, the Exchange Ratio would not be adjusted if the closing of the merger occurs before August 31, 1998, as currently expected. If the merger closes on or after August 31, 1998, in order for there to be no adjustment to the Exchange Ratio, FTP would need to meet additional financial tests as described in the Reorganization Agreement.

RESTRUCTURING

In the third quarter of 1997, the Company initiated a plan to restructure its operations worldwide due to adverse business conditions including reduced sales of the Company's products. The restructuring plan included the termination of a number of employees worldwide and the reduction in worldwide office space, which primarily consisted of the consolidation of certain domestic technical support and engineering locations. The restructuring actions were substantially completed as of the end of the second quarter of 1998.

RESULTS OF OPERATIONS

During the past year, the Company discontinued several low revenue generating products and focused efforts on controlling costs in order to reduce operating expenses, including a restructuring plan announced and executed in the third quarter of 1997, in an attempt to return the Company to profitability.

Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses decreased during the second quarter of 1998 as compared to the same period in 1997 as a result of the restructuring plan discussed above, the resulting reduction of headcount and the closing and/or consolidation of facilities. Operating expenses are expected to continue to fluctuate as a percentage of revenues as the Company's newly introduced products begin contributing to revenues.

JUNE 30, 1998 COMPARED TO JUNE 30, 1997

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                       Three Months Ended                        Six Months Ended
                                                   1998            1997          Change        1998          1997          Change
------------------------------------------------------------------------------------------------------------------------------------
Net revenues:
       License fees                             $   10.6        $    9.0          18.4%       $   24.6       $  21.2       15.6%
       Services                                      3.9             3.7           5.1%            7.3           7.8       (0.1%)
                                                 -------        --------                      --------       -------
       Total net revenues                       $   14.5        $   12.7          14.5%       $   31.9       $  29.0        9.5%

As a percentage of net revenues:
       License fees                                 73.1%           70.6%                         77.1%         73.1%
       Services                                     26.9%           29.4%                         22.9%         26.9%
                                                 -------        --------                      --------       -------
         Total net revenues                        100.0%          100.0%                        100.0%        100.0%

Gross margin                                    $   13.8        $   11.8          17.2%       $   30.2       $  27.1       11.5%
   As a percentage of net revenues                  95.2%           92.9%                         94.7%         93.0%

Research and development                        $    4.6        $    4.8          (4.3%)      $    9.1       $  10.9      (16.2%)
   As a percentage of net revenues                  31.7%           37.6%                         28.5%         37.4%

Sales and marketing                             $    9.7        $   10.5          (7.6%)      $   18.9       $  20.8       (9.2%)
   As a percentage of net revenues                  66.9%           82.8%                         59.2%         71.6%

General and administrative                      $    2.8        $    2.4          12.7%       $    5.4       $   4.8       12.2%
   As a percentage of net revenues                  18.9%           19.3%                         17.0%         16.6%

Interest income and other, net                  $    0.6        $    1.4         (56.3%)      $    1.4       $   2.6      (45.9%)
   As a percentage of net revenues                   5.5%           10.7%                          4.4%          9.0%

Benefit for income taxes                        $   (0.2)           --           100.0%           --            --        100.0%

   Effective tax rate                               (6.3%)          --                            --            --


Net revenues
Historically, substantially all of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

The Company has operations worldwide with sales offices located in the United States, Europe and Japan. International revenues as a percentage of total net revenues were approximately 27% and 17% for the three-month periods ended June 30, 1998 and 1997, respectively, and approximately 30% and 19% for the six-month periods ended June 30, 1998 and 1997, respectively. In the latter half of 1997, the Company took steps to reorganize its staffing and management, distributor relationships, and product marketing in Europe as well as Japan. These efforts, together with the Company's July 1997 acquisition of NetSoft which had historically been successful in marketing and selling its products internationally, resulted in the increase in international revenues both in absolute dollars and as a percentage of total net revenues for the three- and six-month periods ended June 30, 1998 as compared to the same periods in 1997.

License fees increased both in absolute dollars and as a percentage of total net revenues during the three- and six-month periods ended June 30, 1998 as compared to the same periods in 1997. This increase is primarily attributable to the Company's expanded product offerings as a result of the Company's 1997 acquisitions of NetSoft and Relay.

Service revenues decreased as a percentage of total net revenues for the three- and six-month periods ended June 30, 1998 as compared to the same periods in 1997, primarily as a result of the increase in the total net revenues base as compared to the same periods in the prior year.

Software license fees are generally recognized as revenue upon shipment if the fee is considered fixed and determinable, the arrangement does not include significant customization of the software and collectibility is probable. Allowances for returns and doubtful accounts are provided based on historical rates of returns and write-offs, which have not been material to date. Certain of the Company's sales to distributors are under agreements providing right of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor.

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

No customer accounted for more than 10% of net revenues during the three- or six-month periods ended June 30, 1998 or 1997.

Gross margin
Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with product packaging, documentation and software duplication. Cost of service revenues through June 30, 1998 has not been material and is not reported separately.

Gross margin increased both in absolute dollars and as a percentage of total net revenues for the three- and six-month periods ended June 30, 1998 as compared to the same periods in 1997, primarily as a result of the change in the mix of products sold as well as the mix of distribution channels used by the Company.

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

Research and development
Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The decrease in R&D expenses in absolute dollars and as a percentage of total net revenues for the three- and six-month periods ended June 30, 1998 as compared to the same periods of the prior year primarily reflects cost savings, particularly in salaries and benefits, associated with employee attrition, as well as the Company's continued efforts to control operating expenses.

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

Sales and marketing
Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotional expenses, and customer service and support costs. The decrease in S&M expenses both in absolute dollars and as a percentage of total net revenues for the three- and six-month periods ended June 30, 1998 as compared to the same periods in 1997 primarily reflects cost savings related to employee attrition and the resulting declines in salaries and benefits, and a decline in promotional expenses as the Company re-evaluated its marketing and selling strategies.

General and administrative
General and administrative ("G&A") expenses increased in absolute dollars for the three- and six-month periods ended June 30, 1998 as compared to the same periods in 1997 due to an increase in salaries expense as a result of the NetSoft acquisition as well as additional legal expenses associated with defending the lawsuits filed against the Company in 1997 as discussed in Part II, Item 1, Legal Proceedings. The change in G&A expenses as a percentage of total net revenues for both the three- and six-month periods ended June 30, 1998 as compared to the same periods in 1997, is attributable to the corresponding changes in the total net revenues base.

Interest income and other, net
The decline in interest income and other, net in both absolute dollars and as a percentage of total net revenues for both the three- and six-month periods ended June 30, 1998 as compared to the same periods in 1997 is primarily the result of a decrease in the aggregate amount of cash and investments from $103.4 million at June 30, 1997 to $71.4 million at June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------------------
                                                    |                |
                                                      As of June 30,      As of December 31,
(In millions)                                              1998                   1997
--------------------------------------------------------------------------------------------
Cash and cash equivalents                               $  24.8                $  12.7
Short-term investments                                     26.0                   36.8
Long-term investments                                      20.6                   19.7
Net cash provided by (used in) operating activities         1.1                   (5.8)
Net cash provided by (used in) investing activities         9.1                   (1.9)
Net cash provided by financing activities                   1.2                    1.2
                                                        -------                 ------


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

The Company's cash and cash equivalents, short-term investments and long-term investments increased from $69.3 million at December 31, 1997 to $71.4 million at June 30, 1998. This increase was primarily due to cash provided by the Company's operations and investing activities.

The Company's principal investing activities to date have been the purchase of short and long-term investments, purchases of property and equipment, and cash payments for acquisitions. Net of amounts invested, the Company received proceeds of $9.5 million from maturities of short-term and long-term investments during the six-month period ended June 30, 1998. Expenditures for purchases of property and equipment were minimal during the six months ended June 30,1998 due to the Company's efforts to control operating expenses and attempt to return the Company to profitability. The Company does not have any specific commitments with regard to future capital expenditures. The Company's principal commitment as of June 30, 1998 consists of leases on its facilities.

Net cash provided by financing activities during the second quarter of 1998 reflects proceeds from the issuance of common stock under the Company's stock option plan.

At June 30, 1998, the Company had working capital of $56.0 million. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.


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

Restructuring Risks
During 1997, the Company initiated a plan to restructure its operations and focus on its core competencies of UNIX(R), AS/400(R) Midrange and IBM Mainframe connectivity. The restructuring actions were substantially completed as of the end of the second quarter of 1998.The Company undertook the restructuring in response to adverse business conditions in order to improve the Company's future financial performance, however, no assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the actions undertaken in the restructuring will not disrupt the Company's remaining operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

Risks of Acquisitions
The Company's merger and acquisition transactions, including the recent acquisitions of NetSoft and Relay and the agreement to acquire FTP, have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the Company's product offerings, attract key personnel and strengthen the Company's presence in the international and OEM marketplace. Product and technology acquisitions entail numerous risks, including the diversion of management's attention away from day-to-day operations, difficulties in the assimilation of acquired operations and personnel (such as sales, engineering and customer support), the incorporation of acquired products into existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies and the difficulty of presenting a unified corporate image.

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

Global Market Risks
The Company derived approximately 27% and 30% of net revenues from international sales during the three and six-months ended June 30, 1998, respectively. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. In addition, the recent financial difficulties of Asian economies could result in reduced revenue from sales to customer locations in such areas.

Marketing and Distribution
As part of its strategy to develop multiple distribution channels, the Company expects to increase its use of direct sales, resellers, particularly value added resellers and system integrators, in addition to distributors and original equipment manufacturers. The Company expects that indirect sales will grow as a percentage of both domestic and total revenues and that any material increase in the Company's indirect sales as a percentage of revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract or retain resellers and distributors who will be able to market the combined companies' products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the combined companies' products, and the inability to recruit or retain important resellers or distributors could adversely affect the Company's results of operations.

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

PART II     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-20061-JW, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. In addition, on September 10, 1997, the Company and several of its officers and directors were named in a securities class action complaint filed in the Northern District of California, Beasley v. NetManage, Inc., et al., C-97-3329 FMS, (N.D. Cal.). This complaint is substantially similar to the previously-filed case of Head et al. v. NetManage, Inc. et al., discussed above, and contains similar allegations, names the same defendants, and purports to represent purchasers of NetManage stock during the same class period as in the previously-filed complaint. The complaints seek an unspecified amount of damages. On February 24, 1998, the federal court granted the defendants' motion to dismiss the federal class action complaint in Head, et al. v. NetManage, Inc., et al. The plaintiffs filed an amended complaint and the defendants have moved to dismiss. The Company believes there is no merit to these cases and intends to defend both cases vigorously. There can be no assurance that the Company will be able to prevail in the lawsuits, or that the pendency of the lawsuits will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

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

On October 10, 1997, a verified derivative complaint was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company alleging that these persons violated various duties to the Company. Sucher v. Alon et al., No. C-98-203-CRB. The derivative complaint also names the Company as a nominal defendant. The derivative complaint is predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors concerning the allegations of the derivative complaint, which seeks an unspecified amount of damages. The Court dismissed the complaint on the ground that the plaintiff was obligated to make a demand on the Board of Directors. The plaintiff is expected to file an amended complaint.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Stockholders was held at the offices of the Company at 10725 N. DeAnza Boulevard, Cupertino, California on May 21, 1998 at 9:00 a.m. local time, for the following purposes:

1. To elect two directors to hold office until the Annual Meeting of Stockholders in the year 2001

2. To ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for its fiscal year ending December 31, 1998.

Stockholders of record at the close of business on March 30, 1998 were entitled to vote at the meeting.

a. On the vote for the election of the directors, the following individuals received the number of votes indicated:

                                                    For                         Against
                                                    ---                         -------
       John Bosch                               38,186,131                      1,322,365
       Dr. Shelley Harrison                     38,206,050                      1,302,446

b. On the motion with respect to the selection of Arthur Andersen LLP as the independent auditors of the Company:

                     For                          Against                       Abstain
                     ---                          -------                       -------
                  39,044,647                      384,405                       79,444

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

          2.1     Agreement and Plan of Reorganization among the Company, FTP
                  Software, Inc. and Amanda Acquisition Corp. dated as of June
                  15, 1998, as amended on June 30, 1998 and July 14, 1998
                  (Incorporated by reference from exhibit to Registration
                  Statement on Form S-4, File No. 333-59101) filed by the
                  Company with the Commission on July 15, 1998.

          27.1    Financial Data Schedule.

b.       Reports on Form 8-K

         A Current Report on Form 8K dated June 15, 1998 was filed by the Registrant on June 19, 1998 to report under Item 5 thereof, the Registrant's Agreement and Plan of Reorganization among the Registrant, Amanda Acquisition Corporation and FTP Software, Inc.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                                NETMANAGE, INC.
                                                (REGISTRANT)


DATE: AUGUST, 14, 1998                          BY:   /S/ GARY R. ANDERSON
      ----------------------------              -----------------------------
                                                GARY R. ANDERSON
                                                CHIEF FINANCIAL OFFICER AND
                                                SENIOR VICE PRESIDENT
                                                (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

INDEX TO EXHIBITS

Exhibit
Number                  Description
------                  -----------

27.1               Financial Data Schedule