Form 10-Q
period 1998-09-30
NETMANAGE INC
filed 1998-11-13
CIK 909793

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

                For the quarterly period ended September 30, 1998

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

Number of shares of registrant's common stock outstanding as of October 31, 1998: 69,038,199

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1998 and
          December 31, 1997                                                   3

          Condensed Consolidated Statements of Operations for the three
          and nine months ended September 30, 1998 and September 30, 1997     4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1998 and September 30, 1997              5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  24

Item 4.   Submission of Matters to a Vote of Security Holders                24

Item 6.   Exhibits and Reports on Form 8-K                                   24

          Signatures                                                         26

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                       1998             1997
                                                    -------------    ------------
                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                          $  65,042       $  12,706
   Short-term investments                                25,580          36,845
   Accounts receivable, net                              13,065          13,408
   Prepaid expenses and other current assets             21,506          15,726
                                                      ---------       ---------
         Total current assets                           125,193          78,685
                                                      ---------       ---------

PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                       15,455          13,010
   Furniture and fixtures                                 7,382           5,512
   Leasehold improvements                                 2,659           1,308
                                                      ---------       ---------
                                                         25,496          19,830
   Less - Accumulated depreciation                      (15,633)        (10,999)
                                                      ---------       ---------
          Net property and equipment                      9,863           8,831
                                                      ---------       ---------

LONG-TERM INVESTMENTS                                    40,576          19,734
GOODWILL AND OTHER INTANGIBLES, net                      20,131           3,293
OTHER ASSETS                                              9,607           9,050
                                                      ---------       ---------
                                                      $ 205,370       $ 119,593
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $   7,153       $   1,674
   Accrued liabilities                                   22,578           5,185
   Accrued payroll and payroll-related expenses           4,476           4,804
   Deferred revenue                                      12,133           9,118
   Income taxes payable                                   5,877           2,362
                                                      ---------       ---------
         Total current liabilities                       52,217          23,143
                                                      ---------       ---------

LONG-TERM LIABILITIES                                       239             363
                                                      ---------       ---------

STOCKHOLDERS' EQUITY:
   Common stock                                             690             438
   Additional paid-in capital                           167,644          91,564
   Retained earnings (accumulated deficit)              (12,564)          5,996
   Cumulative translation adjustments                    (2,856)         (1,911)
                                                      ---------       ---------
         Total stockholders' equity                     152,914          96,087
                                                      ---------       ---------
                                                      $ 205,370       $ 119,593
                                                      =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    ----------------------------   ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                            1998           1997            1998           1997
                                                    ------------   ------------    ------------   ------------
NET REVENUES:
   License fees                                        $  12,890      $   9,774       $  37,451      $  31,017
   Services                                                4,198          3,782          11,490         11,619
                                                       ---------      ---------       ---------      ---------
         Total net revenues                               17,088         13,556          48,941         42,636

COST OF REVENUES                                             547            889           2,243          2,913
                                                       ---------      ---------       ---------      ---------

GROSS MARGIN                                              16,541         12,667          46,698         39,723
                                                       ---------      ---------       ---------      ---------

OPERATING EXPENSES:
   Research and development                                4,293          5,585          13,396         16,453
   Sales and marketing                                     9,813         10,927          28,714         31,744
   General and administrative                              3,372          3,186           8,795          8,020
   Write-off of in-process research and development        9,500         16,001           9,500         16,001
   Restructuring                                           7,033          5,172           7,033          5,172
   Amortization of goodwill and other intangibles            700            228           1,657            748
                                                       ---------      ---------       ---------      ---------
         Total operating expenses                         34,711         41,099          69,095         78,138
                                                       ---------      ---------       ---------      ---------

LOSS FROM OPERATIONS                                     (18,170)       (28,432)        (22,397)       (38,415)

INTEREST INCOME AND OTHER, NET                             1,401          1,112           2,818          3,729

EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATE                 374            418           1,027            497
                                                       ---------      ---------       ---------      ---------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (16,395)       (26,902)        (18,552)       (34,189)
PROVISION (BENEFIT) FOR INCOME TAXES                          (7)          --                 8           --
                                                       ---------      ---------       ---------      ---------
NET LOSS                                               $ (16,388)     $ (26,902)      $ (18,560)     $ (34,189)
                                                       =========      =========       =========      =========

NET LOSS PER SHARE, BASIC AND DILUTED                  $   (0.29)     $   (0.62)      $   (0.39)     $   (0.79)


WEIGHTED AVERAGE COMMON SHARES
   AND EQUIVALENTS, BASIC AND DILUTED                     56,591         43,454          48,159         43,322

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                             ------------------------------
                                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                                 1998             1997
                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $ (18,560)       $ (34,189)
   Adjustments to reconcile net loss  to net cash provided by operating activities:
         Depreciation and amortization                                            6,673            6,726
         Equity in income of unconsolidated affiliate                            (1,027)            (497)
         Provision for doubtful accounts                                            378              268
         Write-off of in-process research and development                         9,500           16,001
         Write down of assets related to restructuring                            1,312            1,766
         Changes in assets and liabilities, net of business combinations:
            Accounts receivable                                                   3,566            8,902
            Prepaid expenses and other assets                                       952            3,576
            Accounts payable                                                      1,481           (1,438)
            Accrued liabilities, payroll and payroll-related expenses              (998)             416
            Deferred revenue                                                     (1,717)          (3,311)
            Income taxes payable                                                     30             (322)
                                                                              ---------        ---------
                  Net cash provided by (used in) operating activities             1,590           (2,102)
                                                                              ---------        ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                          (16,100)         (27,395)
   Proceeds from maturity of short-term investments                              53,324           30,252
   Purchases of long-term investments                                           (24,529)         (17,613)
   Proceeds from maturity of long-term investments                               15,184           33,342
   Purchases of property and equipment                                             (355)            (552)
   Proceeds from acquisition of FTP                                              21,642               --
   Purchases of technology and other intangible assets                               --             (530)
   Acquisition of NetSoft, Inc., net of cash acquired                                --          (23,281)
   Investment in unconsolidated affiliate                                            (2)            (163)
                                                                              ---------        ---------
                  Net cash provided by (used in) investing activities            49,164           (5,940)
                                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                    1,177              727
                                                                              ---------        ---------
                  Net cash provided by financing activities                       1,177              727
                                                                              ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             405             (247)
                                                                              ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             52,336           (7,562)

CASH AND CASH EQUIVALENTS, beginning of period                                   12,706           19,483
                                                                              ---------        ---------

CASH AND CASH EQUIVALENTS, end of period                                      $  65,042        $  11,921
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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   INTERIM FINANCIAL DATA

     The interim condensed consolidated financial statements for the three- and nine-month periods ended September 30, 1998 and 1997 for NetManage, Inc. (the "Company") have been prepared on the same basis as the year end consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's investment in an unconsolidated affiliate, NetVision, Ltd., is accounted for by the equity method.

3.   ACQUISITIONS

     On August 26, 1998, the Company acquired all of the outstanding shares of common stock of FTP Software, Inc. ("FTP") through the merger of Amanda Acquisition Corp., a wholly-owned subsidiary of the Company, with and into FTP, which survived the merger as a wholly-owned subsidiary of the Company. Each outstanding share of the common stock of FTP, and each associated junior preferred stock purchase right, was converted into 0.72767 of a share of the Company's common stock. Outstanding FTP options were converted into options to purchase shares of the Company's common stock at the same conversion rate, with appropriate corresponding changes to the exercise price. As a result, 34,035,463 shares of FTP common stock outstanding immediately prior to the merger were converted into approximately 24,766,640 shares of the Company's common stock and options to acquire approximately 5,587,528 shares of FTP common stock were assumed by the Company and converted into options to purchase approximately 4,065,351 shares of the Company's common stock. The total purchase price for the acquisition was approximately $78.3 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of FTP from the date of acquisition forward have been recorded in the Company's consolidated financial statements. The Company has allocated the purchase price to the assets acquired and liabilities assumed, acquired software ($1.8 million, to be amortized over five years), acquired intangible assets ($16.8 million, to be amortized over seven years) and acquired research and development in process ($9.5 million) based on a preliminary valuation of the acquired net assets. Because the acquired in-process research and development had not yet achieved technological feasibility and, in management's opinion, had no probable alternative future use, this amount was reflected as a one-time charge to operations in the three-month period ended September 30, 1998. The remaining intangibles of $18.6 million, consisting of goodwill and developed technology, are included in goodwill and other intangibles in the accompanying balance sheet and are being amortized over their estimated useful lives of five to seven years.

     The aggregate purchase price is computed as follows (in thousands):

       Value of NetManage common stock issued                                   $  74,042
       Value of options assumed                                                     1,113
       Acquisition costs                                                            3,157
                                                                                ---------
                                                                                $  78,312
                                                                                =========

     The purchase price is allocated as follows (in thousands):

       Assets                                                                   $  71,387
       Equipment                                                                    5,838
       In-process research and development                                          9,500
       Developed technology                                                         1,800
       Goodwill and acquired intangible assets                                     16,784
       Liabilities assumed, including FTP related restructuring items             (26,997)
                                                                                ---------
            Net assets acquired                                                 $  78,312
                                                                                =========


     The following unaudited pro forma financial information shows the results of operations for the nine-month period ended September 30, 1998 and the year ended December 31, 1997 as if the acquisition of FTP had occurred at the beginning of the periods presented and at the same aggregate purchase price. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma financial data for the nine-month period ended September 30, 1998 combines the Company's results for the nine-months ended September 30, 1998 with the results of FTP for the period from January 1, 1998 through the date of acquisition. The pro forma financial data for 1997 combines the Company's results of operations with FTP's results of operations for the year ended December 31, 1997. The following unaudited pro forma financial data includes the straight-line amortization of intangibles over a period of five to seven years.

     (in thousands, except per share amounts):

                                                      ------------------    ------------------
                                                      Nine Months Ended     Nine Months Ended
                                                      September 31, 1998    September 30, 1997
                                                      ------------------    ------------------
       Revenue                                            $  73,760             $  95,618
       Net loss                                             (19,887)              (86,797)
       Net loss per share                                      (.29)                (1.28)
       Weighted average common and common
         equivalent shares outstanding                       68,777                67,928


4.   RESTRUCTURING OF OPERATIONS

     In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in the three month period ended September 30, 1998 and recognized a restructuring liability of $9.7 million treated as assumed in the purchase of FTP and allocated to the purchase price. The restructuring charge includes approximately $5.5 million of estimated expenses for the write-off of excess equipment and facilities-related expenses associated with the consolidation of operations and $1.5 million of employee-related expenses for employee terminations. The restructuring plan includes a reduction in the Company's worldwide workforce and office space. The Company anticipates that the majority of the restructuring actions will be completed by the end of 1998 with remaining items to be completed within one year from the date the restructuring plan was initiated. The Company anticipates that the execution of the restructuring actions will require cash expenditures of approximately $13.7 million, which will be funded from internal operations. As of September 30, 1998, the Company had incurred costs totaling approximately $4.9 million related to the restructuring. Accrued liabilities at September 30, 1998 included a reserve related to this restructuring plan of approximately $11.8 million resulting from the above mentioned charge to operating expenses and the assumption of restructuring liabilities identified as being FTP-related activities which were included in the calculation of the purchase price.

5.   NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1998 and may be adopted as of the beginning of any fiscal quarter after June 15, 1998. The Company plans to adopt SFAS No. 133 in the first quarter of 1999 and does not believe that its adoption will have a material effect on the Company's financial statements.

6.   NET LOSS PER SHARE

     Basic net loss per share data has been computed using the weighted average number of shares of common stock outstanding during the periods presented. Diluted net loss per share data has been computed using the weighted average number of shares of common stock and potentially dilutive common stock. Potentially dilutive securities, which include shares issuable upon the exercise of outstanding common stock options, computed using the treasury stock method, of 4,643,593 and 4,649,627 for the three- and nine-month periods ended September 30, 1998 and 1997, respectively, were not included in the computation of diluted net loss per common share since their inclusion would have been antidilutive for the respective periods. For the three- and nine-month periods ended September 30, 1998 and 1997, the number of shares used in the computation of diluted earnings per share was the same as those used for the computation of basic earnings per share as all potential common shares were antidilutive.

7.   REVENUE RECOGNITION

     During the quarter ended March 31, 1998, the Company adopted the Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial statements for the three or nine months ended September 30, 1998.

8.   COMPREHENSIVE LOSS

     During the quarter ended March 31, 1998, the Company adopted SFAS No. 130, "Comprehensive Income," which was issued by the FASB in 1997. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that discloses the new measure of income. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have previously been excluded from net income and reflected instead in stockholders' equity.

     The following table summarizes comprehensive loss for the three- and nine-month periods ended September 30, 1998 and 1997.

                                       Three Months Ended               Nine Months Ended
                                  -----------------------------   -----------------------------
                                  September 30,   September 30,   September 30,   September 30,
                                      1998            1997            1998            1997
                                  -------------   -------------   -------------   -------------
     Net loss                       $ (16,388)      $ (26,902)      $ (18,560)      $ (34,189)
     Foreign currency
     translation adjustment
     (net of tax benefit of $0
     in 1998 and 1997)                   (832)            (17)           (945)           (638)
                                    ---------       ---------       ---------       ---------

     Comprehensive loss             $ (17,220)      $ (26,919)      $ (19,505)      $ (34,827)


9.   COMMITMENTS AND CONTINGENCIES

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

     On October 10, 1997, a verified derivative complaint was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company which alleged that these persons violated various duties to the Company. Sucher
     v. Alon et al., No. C-98-203-CRB. The derivative complaint also named the Company as a nominal defendant. The derivative complaint was predicated on the factual allegations contained in the class action complaints discussed above. No demand was previously made to the Company's Board of Directors concerning the allegations of the derivative complaint, which sought an unspecified amount of damages. The Court dismissed the complaint on the grounds that the plaintiff was obligated to make a demand on the Board of Directors. The plaintiff subsequently filed an amended complaint, which the Company and the individual defendants moved to dismiss. On November 6, 1998 the Court dismissed the amended complaint without leave to amend. The Company currently has no knowledge of the plaintiff's intent to file for an appeal.

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

     In March 1996, a class action lawsuit was filed in the United States District Court for the District of Massachusetts, naming FTP and certain of its former officers as defendants. The lawsuit, captioned Lawrence M. Greebel v. FTP Software, Inc., et al., Civil Action No. 96-10544, alleged that the defendants publicly issued false and misleading statements and omitted to disclose material facts necessary to make such statements not false and misleading, which the plaintiffs contended caused an artificial inflation in the price of FTP's Common stock. Specifically, the original complaint alleged that the defendants knowingly concealed adverse facts and made false or misleading statements concerning the operating results and financial condition of FTP, the effects of FTP's July 1995 corporate restructuring and changing competitive factors in FTP's industry. The lawsuit, which was purportedly brought on behalf of a class of purchasers of FTP's common stock during the period from July 14, 1995 to January 3, 1996, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 thereunder and sought relief in the form of unspecified compensatory damages, costs and expenses and such other relief as the court deemed proper and just. In August 1996, plaintiffs filed an amended complaint adding allegations concerning what plaintiffs claimed were wrongful sales and accounting practices by FTP during the class period, in addition to the same causes of action as the original complaint.

     In October 1996, FTP filed a motion to dismiss the complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. The motion was denied by the court on February 13, 1997. On February 13, 1998, FTP filed a motion for partial summary judgment and renewed motion to dismiss; plaintiffs filed their response on March 20, 1998. A hearing on these motions was held on September 14, 1998, and on September 24, 1998 the court granted defendants' motion for partial summary judgment and dismissed the complaint. On October 2, 1998, plaintiffs filed notice of their intention to appeal this decision.

     FTP believes the lawsuit to be without merit, and intends to defend itself and its former officers vigorously. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. There can be no assurance that FTP will prevail in the lawsuit, or that pendency of the lawsuit will not adversely affect FTP's operations. As the outcome of this matter cannot be reasonably determined, FTP has not accrued for any potential loss contingencies.

     In February 1996, a class action lawsuit, captioned Richard Zeid and Siom Misrah, et al. v. John Kimberley, Frank M. Richardson, Mark A. Rowlinson and Firefox Communications, Inc., Case No. C96 20136, was filed in the United States District Court for the Northern District of California, San Francisco Division (transferred to the San Jose Division), naming Firefox Communications Inc., which FTP acquired in July 1996 ("Firefox"), and certain of its former officers and directors as defendants. The original complaint alleged that the defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results, which the plaintiffs contended resulted in an artificial inflation in the price of Firefox's Common stock. The suit was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from August 3, 1995 to January 2, 1996. The complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form of unspecified compensatory damages, pre- and post-judgment interest, attorneys' and expert witness fees and such extraordinary, equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions under which the suit was brought. In June 1996, the District Court entered an order dismissing plaintiffs' complaint. In the order, the court dismissed with prejudice certain of plaintiffs' claims that warnings and disclosures in Firefox's Form 10-Qs were false and misleading, while granting plaintiffs permission to amend their complaint as it concerned certain of plaintiffs' claims that Firefox was responsible for false and misleading analysts reports, Firefox statements and financial statements.

     In July 1996, plaintiffs filed their amended complaint. The amended complaint alleged that defendants misrepresented or failed to disclose material facts about Firefox's operations and financial results which the plaintiffs contended resulted in an artificial inflation of the price of Firefox's common stock. The amended complaint was purportedly brought on behalf of a class of purchasers of Firefox's common stock during the period from July 20, 1995 to January 2, 1996. The amended complaint again alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder and sought relief in the form described above. Specifically, the amended complaint alleged that defendants knew allegedly material adverse non-public information about Firefox's financial results and business conditions which allegedly was not disclosed, that they improperly directed that certain sales and revenues be recognized and failed to keep adequate reserves and that they participated in drafting, reviewing and/or approving allegedly misleading statements, releases, analysts reports and other public representations, including disclaimers and warnings of and about Firefox. The amended complaint also alleged that John A. Kimberley, then an officer and director of Firefox, and Frank Richardson, a former officer and director of Firefox, were liable as "controlling persons" of Firefox. In September 1996, Firefox filed a motion to dismiss the amended complaint on the grounds that the plaintiffs had not met the pleading requirements of the Private Securities Litigation Reform Act of 1995. On May 8, 1997, the court dismissed the amended complaint on such grounds, without leave to amend. Plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. Oral argument on the appeal was held on September 14, 1998; no decision has been rendered by the court as of November 11, 1998.

     Firefox believes the lawsuit to be without merit, and intends to defend itself and its former officers and directors vigorously. The cost of defending the litigation and the outcome of the litigation are uncertain and cannot be estimated. There can be no assurance that Firefox will prevail in the lawsuit, or that pendency of the lawsuit will not adversely affect Firefox's operations. As the outcome of this matter cannot be reasonably determined, Firefox has not accrued for any potential loss contingencies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding expected revenues from products recently introduced or acquired as a result of recent acquisitions of other companies, expected changes in operating expenses and capital spending, the Company's expectation that indirect sales will increase as a percentage of domestic and total revenues, and the Company's expectation that research and development and sales and marketing expenses will increase as a result of the Company's acquisition of FTP. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others, that the markets for the Company's products, including but not limited to Chameleon(TM) UNIX(R) Link 97, Chameleon HostLink 97, OnNet(R) Host, OnWeb(TM) Host, SupportNow(TM), OpSession(TM), N/S Portfolio(TM) and NS/Router(R), could grow more slowly than the Company or market analysts believe or that the Company will not be able to compete effectively in those markets. In addition, there is no assurance that the Company's products for real-time customer support over the Internet will continue to receive customer acceptance, especially in light of the early stage of development of the markets for such Internet-based applications, that the Company will not suffer increased competitive pressures, that buying decisions by the Company's customers will not be adversely influenced by the actions of the Company's competitors or other market factors or by the Company's acquisition of FTP, that the Company will be able to retain and hire sufficient qualified personnel following the acquisition of FTP and the August 1998 restructuring described below, that the Company will be able to realize on new business opportunities that may exist as a result of the acquisition of FTP, that the Company will be continue to execute on its business plan in a manner that will allow it to improve its financial position or that the continuing economic difficulties in Asia will not adversely affect sales of the Company's products in that region. The timing of completion of the August 1998 restructuring described below and the amount of the related restructuring charge is dependent upon a number of factors including risks associated with the integration of the operations of FTP, including the Company's ability to integrate the operations of FTP in a timely, efficient and cost-effective manner, the rate and amount at which the Company is able to terminate leases on or sublease excess office space and the accuracy of management's estimates of lease termination or sublease and other restructuring charges. Additional factors that could affect the Company's business, financial condition and results of operations include those discussed below under "-- Factors That May Affect Future Results and Financial Condition" as well as those discussed in the Company's Report on Form 10-K for the year ended December 31, 1997. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included above.


OVERVIEW

NetManage, Inc. (the "Company") develops, markets and supports PC connectivity software, offering world-class Windows applications for connecting to UNIX, AS/400 and IBM mainframe host systems. The Company's mission is to provide global connectivity products that greatly improve the communication between personal computers and legacy systems regardless of where PCs are located. The Company also provides remote access, application sharing and help desk technology in its newly introduced OpSession and SupportNow products.

With the recent acquisition of FTP, the Company has enhanced its market position and product offerings by becoming a supplier with a broader range of software solutions spanning major market segments. The Company's products include the Chameleon product family, the NS/Portfolio product family, OnNet Host and OnWeb Host product families and the InterDrive(R) family of NFS server products. Its products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners.

ACQUISITIONS

On August 26, 1998, the Company acquired all of the outstanding shares of common stock of FTP Software, Inc. ("FTP") for an aggregate purchase price of $78.3 million through a stock merger of Amanda Acquisition Corp., a wholly-owned subsidiary of the Company, with and into FTP, which survived the merger as a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of FTP from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

RESTRUCTURING

In late August, 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in the three months ended September 30, 1998 and recognized a restructuring liability of $9.7 million treated as assumed in the purchase of FTP and allocated to the purchase price. The restructuring charge includes approximately $5.5 million of estimated expenses for the write-off of excess equipment and facilities-related expenses associated with the consolidation of operations and $1.5 million of employee-related expenses for employee terminations. The restructuring plan includes a reduction in the Company's worldwide workforce and office space. The Company anticipates that the majority of the restructuring actions will be completed by the end of 1998 with remaining items to be completed within one year from the date the restructuring plan was initiated. The Company anticipates that the execution of the restructuring actions will require cash expenditures of approximately $13.7 million, which will be funded from internal operations. As of September 30, 1998, the Company had incurred costs totaling approximately $4.9 million related to the restructuring. Accrued liabilities at September 30, 1998 included a reserve related to this restructuring plan of approximately $11.8 million resulting from the above mentioned charge to operating expenses and the assumption of restructuring liabilities identified as being FTP-related activities which were included in the calculation of the purchase price.

RESULTS OF OPERATIONS

During the past year, the Company discontinued several low revenue generating products and focused efforts on controlling costs in order to reduce operating expenses, including announcing and initiating restructuring plans in the third quarter of 1998 and the third quarter of 1997. The Company also focused on integrating the technologies acquired as a result of its acquisitions of Network Software Associates, Inc. ("NetSoft") and Relay Technology, Inc. ("Relay") in July and November of 1997, respectively.

Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses, excluding the write-off of in-process research and development and restructuring charges, decreased for the three and nine months ended September 30, 1998 compared to the same periods in 1997 as a result of the restructuring plan initiated in the third quarter of 1997, the resulting reduction of headcount and the closing and/or consolidation of facilities.

SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

----------------------------------------------------------------------------------------------------------------
(Dollars in millions)                         Three Months Ended                    Nine Months Ended
                                       1998         1997         Change       1998         1997        Change
----------------------------------------------------------------------------------------------------------------

Net revenues:
        License fees                 $   12.9     $    9.8        31.9%     $   37.5      $  31.0       20.7%
        Services                          4.2          3.8        11.0%         11.4         11.6       (1.1)%
                                     --------     --------                  --------      -------
          Total net revenues         $   17.1     $   13.6        26.1%     $   48.9      $  42.6       14.8%

As a percentage of net revenues:
        License fees                     75.4%        72.1%                     76.5%        72.7%
        Services                         24.6%        27.9%                     23.5%        27.3%
                                     --------     --------                  --------      -------
          Total net revenues            100.0%       100.0%                    100.0%       100.0%

Gross margin                         $   16.5     $   12.7        30.6%     $   46.7      $  39.7       17.6%
   As a percentage of net revenues       96.8%        93.4%                     95.4%        93.2%

Research and development             $    4.3     $    5.6       (23.1%)    $   13.4      $  16.5      (18.6%)
   As a percentage of net revenues       25.1%        41.2%                     27.4%        38.6%

Sales and marketing                  $    9.8     $   10.9       (10.2%)    $   28.7      $  31.7       (9.5%)
   As a percentage of net revenues       57.4%        80.6%                     58.7%        74.5%

General and administrative           $    3.4     $    3.2         5.8%     $    8.8      $   8.0        9.7%
   As a percentage of net revenues       19.7%        23.5%                     18.0%        18.8%

Write-off of in-process
   research and development          $    9.5     $   16.0       (40.6%)    $    9.5      $  16.0      (40.6%)
   As a percentage of net revenues       55.6%       118.0%                     19.0%        37.5%

Restructuring charge                 $    7.0     $    5.2        36.0%     $    7.0      $   5.2       36.0%
   As a percentage of net revenues       41.2%        38.2%                     14.4%        12.1%

Interest income and other, net       $    1.4     $    1.1        26.1%     $    2.8      $   3.7      (24.4%)
   As a percentage of net revenues        8.2%         8.2%                      5.8%         8.7%

Benefit (provision) for income taxes $    0.7           --       100.0%     $   (0.8)          --      100.0%
                                                                                  --           --
Effective tax rate                         --           --                        --           --
---------------------------------------------------------------------------------------------------------------

NET REVENUES
Historically, substantially all of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

The Company has operations worldwide with sales offices located in the United States, Europe and Japan. International revenues as a percentage of total net revenues were approximately 22% and 32% for the three-month periods ended September 30, 1998 and 1997, respectively, and approximately 25% and 23% for the nine-month periods ended September 30, 1998 and 1997, respectively. The Company's July 1997 acquisition of NetSoft, which had historically been successful in marketing and selling its products internationally, resulted in the increase in international revenues as a percentage of total net revenues for the nine-month period ended September 30, 1998 compared to the same period in 1997.

License fees increased both in absolute dollars and as a percentage of total net revenues during the three- and nine-month periods ended September 30, 1998 compared to the same periods in 1997. The increase is primarily attributable to the Company's expanded product offerings as a result from the Company's 1997 acquisitions of NetSoft and Relay, the release of UNIXLink/HostLink 8.0 late in the second quarter of 1998 and the inclusion of FTP's revenues from the date of acquisition forward.

Service revenues increased in absolute dollars for the three months ended September 30, 1998 compared to the same period in 1997 due to the addition of FTP's revenues from the date of acquisition forward. Service revenues decreased slightly in absolute dollars for the nine months ended September 30, 1998 compared to the same period in 1997.

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

The Company provides ongoing maintenance and support to its customers, generally under annual service agreements. Maintenance and support is comprised of software updates for existing products and telephone support. Service revenues are recognized on a pro-rata basis over the terms of such agreements. Periodically, the Company has provided training and consulting services to selected customers. Revenue from such services is recognized as the related services are performed and has not been material to date. The Company does not expect that revenues generated from such training and consulting services will become materially significant in the future.

No customer accounted for more than 10% of net revenues during the three- or nine-month periods ended September 30, 1998 or 1997.

GROSS MARGIN
Cost of revenues primarily consists of royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with product packaging, documentation and software duplication. Cost of service revenues through September 30, 1998 has not been material and is not reported separately.

Gross margin increased both in absolute dollars and as a percentage of total net revenues for the three- and nine-month periods ended September 30, 1998 compared to the same periods in 1997, primarily as a result of the change in the mix of products sold as well as the mix of distribution channels used by the Company. The Company has also realized significant cost savings by outsourcing manufacturing activities beginning in the third quarter of 1998.

Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues. The Company typically recognizes higher gross margins on direct sales than on sales through indirect channels. The Company anticipates that gross margins as a percentage of sales may decrease slightly as a percentage of sales in the fourth quarter of 1998 as FTP's products are integrated into the Company's product line as FTP's products have been typically sold through indirect channels of distribution which carry lower margins.

RESEARCH AND DEVELOPMENT
Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The decrease in R&D expenses in absolute dollars and as a percentage of total net revenues for the three- and nine-month periods ended September 30, 1998 as compared to the same periods of the prior year primarily reflects cost savings, particularly in salaries and benefits, associated with the reduction in headcount resulting from the restructuring plan announced in the third quarter of 1997 as well as the Company's continued efforts to control operating expenses. The Company expects that R&D expenses will increase significantly in absolute dollars in the fourth quarter of 1998 due to the anticipated costs of integrating the products of FTP into the Company's product line.

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

SALES AND MARKETING
Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotional expenses, and customer service and support costs. The decrease in S&M expenses both in absolute dollars and as a percentage of total net revenues for the three- and nine-month periods ended September 30, 1998 compared to the same periods in 1997 primarily reflects cost savings related to reduced headcount as a result of the 1997 restructuring plan and the resulting decreases in salaries and benefits, as well as a decline in promotional expenses as the Company re-evaluated its marketing and selling strategies. The Company expects that sales and marketing expenses may increase slightly during the remainder of 1998 due to the increased promotional expenses expected to be incurred to market the broader range of products offered by the combined Company.

GENERAL AND ADMINISTRATIVE
General and administrative ("G&A") expenses increased in absolute dollars for the three- and nine-month periods ended September 30, 1998 compared to the same periods in 1997 due to an increase in salary expense as a result of the NetSoft and FTP acquisitions as well as increased legal expenses associated with defending the lawsuits filed against the Company in 1997 and the FTP and Firefox lawsuits discussed in Note 9 of the notes to the unaudited condensed consolidated financial statements included above. The change in G&A expenses as a percentage of total net revenues for both the three- and nine-month periods ended September 30, 1998 compared to the same periods in 1997 is attributable to the corresponding changes in the total net revenues base. The Company expects that general and administrative expenses will remain relatively constant in absolute dollars for the remainder of 1998 relative to the third quarter of 1998.

Interest and Other Income, Net
The decline in interest income and other, net, in both absolute dollars and as a percentage of total net revenues for the nine-month period ended September 30, 1998 compared to the same period in 1997 is primarily the result of a decrease in the aggregate amount of cash and investments from September 30, 1997 to August 1998 prior to acquisition of FTP, partially offset by an increase in interest income following the acquisition of FTP, given the resulting increase in the Company's greater cash and investment balances. The increase in absolute dollars for the three months ended September 30, 1998 is a result of the addition of FTP's cash and investments to the Company's cash and investment base as a result of the FTP acquisition in August 1998. The Company anticipates that interest income may decline in absolute dollars in the fourth quarter of 1998 due to the cash flow requirements of the stock repurchase program announced in October 1998, as described under "--Liquidity and Capital Resources" below, and restructuring activities.

LIQUIDITY AND CAPITAL RESOURCES

----------------------------------------------------------------------------------------------------
                                                     As of September 30,          As of December 31,
(In millions)                                                1998                         1997
----------------------------------------------------------------------------------------------------
Cash and cash equivalents                                   $ 65.0                      $ 12.7
Short-term investments                                        25.6                        36.8
Long-term investments                                         40.6                        19.7
Net cash provided by (used in) operating activities            1.6                        (5.8)
Net cash provided by (used in) investing activities           49.2                        (1.9)
Net cash provided by financing activities                      1.2                         1.2
----------------------------------------------------------------------------------------------------


Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, and have resulted in aggregate net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit or an equipment lease facility.

The Company's cash and cash equivalents, short-term investments and long-term investments increased from $69.3 million at December 31, 1997 to $131.2 million at September 30, 1998. This increase was primarily due to cash provided by the Company's acquisition of FTP, as well as cash provided by the Company's operations and investing activities.

The Company's principal investing activities to date have been the purchase of short- and long-term investments, purchases of property and equipment, and cash payments for acquisitions. Net of amounts invested, the Company received proceeds of $27.9 million from maturities of short-term and long-term investments during the nine-month period ended September 30, 1998. Expenditures for purchases of property and equipment were minimal during the nine months ended September 30, 1998 as a result of the Company's efforts to control operating expenses. The Company does not have any specific commitments with regard to future capital expenditures. The Company's principal commitment as of September 30, 1998 consists of leases on its facilities.

Net cash provided by financing activities during the third quarter of 1998 reflects proceeds from the issuance of common stock under the Company's stock option plan.

In late October 1998, the Company instituted a stock repurchase program whereby up to 4,000,000 shares of the Company's common stock may be repurchased in the open market from time to time.

At September 30, 1998, the Company had working capital of approximately $72.9 million. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

RESTRUCTURING; INTEGRATION OF OPERATIONS OF FTP
As described above, in late August 1998, following its acquisition of FTP, the Company initiated a plan to restructure its worldwide operations in response to adverse business conditions in order to improve the Company's future financial performance and in connection with the integration of the operations of FTP. The restructuring plan involves both a reduction in the Company's worldwide workforce and the consolidation of certain of the Company's sales and research and development facilities. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the actions undertaken in the restructuring will not disrupt the Company's remaining operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

In addition, the Company is in the process of integrating the operations of FTP. As indicated below under "-- Risks of Acquisitions," the successful combination of companies in the rapidly changing high technology industry requires coordination of sales and marketing and research and development efforts and may be more difficult to accomplish than in some other industries. The integration of FTP also involves the integration of geographically separated organizations (in suburban Boston, Massachusetts, Cupertino, Irvine, San Diego and San Jose, California, and Haifa, Israel) and personnel with diverse business backgrounds and corporate cultures. The Company believes that such factors, the attention and dedication of management and other resources required to effect the integration and the disruption in the business of FTP resulting from the announcement and consummation of the acquisition may have contributed to an interruption and loss of momentum in FTP business activities, and that the Company's ability to maintain or increase revenues from the sale of FTP's products will depend in part on its ability to effectively respond to these factors.

CHANGES IN PERSONNEL
The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley and Orange County in California, the suburban Boston area and Haifa, Israel. During the latter half of 1996 and throughout 1997 and 1998, the Company (and, prior to the acquisition, FTP) experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals. The Company has and intends to continue to address the issue of attrition. In addition, in connection with the restructuring described above and the integration of the operations of FTP, the Company has effected a reduction in its worldwide workforce which is expected to be substantially completed by the end of 1998 and to involve approximately 200 employees in total. Managing employee attrition, integrating acquired operations and products and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources and increases the difficulty of hiring, training and assimilating new employees. Any failure of the Company to retain and attract qualified employees or to train or manage its management and employee base could have a material adverse effect on its business, financial condition and results of operations.

PRODUCT DEVELOPMENT AND COMPETITION
The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. From time to time over the past three years, many customers have delayed purchase decisions due to the confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve its position in this industry, the Company must continue to successfully develop, introduce and market new products and product enhancements on a timely and cost-effective basis. The Company has experienced difficulty from time to time in developing and introducing new products and enhancing existing products in a manner which satisfies customer requirements and changing market demands. Any further failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, financial condition and results of operations. The failure to develop on a timely basis products or product enhancements incorporating new functionality could cause customers to delay purchase of the Company's current products or cause customers to purchase products from the Company's competitors; either situation would adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

Because certain of the Company's products incorporate software and other technologies developed and maintained by third parties, the Company is, to certain extent, dependent upon such third parties' ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party technologies currently offered in conjunction with its products if those technologies become unavailable to it or obsolete or incompatible with future versions of the Company's products or market standards. For example, substantially all of NetManage's net revenues have been derived from the sales of products that provide internetworking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of certain of the Company's products would be materially adversely affected by market developments adverse to Windows. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide on a timely basis products compatible with future Windows releases.

The Company's ability to internally develop new products and product enhancements is dependent upon its ability to attract and retain qualified employees. See "-- Changes in Personnel" above. In addition to internal development of new products and technologies, the future success of the Company may depend on the ability of the Company to enter into and implement strategic alliances and OEM relationships to develop necessary products or technologies, to expand the Company's distribution channels or to jointly market or gain market awareness for the Company's products. There can be no assurance that the Company will be successful in identifying or developing such alliances and relationships or that such alliances and relationships will achieve their intended purposes.

Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or product enhancements after commencement of commercial shipments, which could result in loss of or delay in market acceptance. Such loss or delay could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's connectivity software products compete with major computer and communication systems vendors, including Microsoft Corporation, IBM, Novell, Inc. and Sun Microsystems, Inc., as well as smaller networking software companies such as Hummingbird Communications Ltd. The Company also faces competition from makers of terminal emulation software such as Attachmate Corporation and Wall Data Incorporated. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name or product recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. There can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. Over the last year, the Company has experienced price declines for its products. Any further material reduction in the price of the Company's products would require the Company to increase unit sales in order to maintain revenues at existing levels. There can be no assurance that the Company will be successful in doing so.

The Company's competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company's products. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 95 and Windows NT operating systems. The Company recently announced products similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on the Company's business, financial condition or results of operations.

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS
The Company has experienced, and expects to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others, demand for the Company's products, introduction or enhancements of products by the Company or its competitors, technological changes in computer networking, competitive pricing pressures, market acceptance of new products, customer order deferrals in anticipation of new products and product enhancements, the size and timing of individual product orders, mix of international and domestic revenues, mix of distribution channels through which the Company's products are sold, impact of, or failure to enter into, strategic alliances to promote the Company's products, quality control of products, changes in the Company's operating expenses, personnel changes, foreign currency exchange rates and general economic conditions. In addition, the Company's acquisition of complementary businesses, products or technologies may cause fluctuations in operating results due to in-process research and development charges, the amortization of acquired intangible assets and integration costs such as those recorded in connection with the acquisition of FTP.

Because the Company generally ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve profitability. Fluctuations in operating results may also result in volatility in the price of the Company's common stock.

Based on the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RISKS OF ACQUISITIONS
The Company's merger and acquisition transactions, including the recent acquisition of FTP, have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the Company's product offerings, attract key personnel and strengthen the Company's presence in the international and OEM marketplace. Product and technology acquisitions entail numerous risks, including the diversion of management's attention away from day-to-day operations, difficulties in the assimilation of acquired operations and personnel (such as sales, engineering and customer support), the incorporation of acquired products into existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies and the difficulty of presenting a unified corporate image.

The Company regularly evaluates product and technology acquisition opportunities and anticipates that it may make additional acquisitions in the future if it determines that an acquisition would further its corporate strategy. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur that it will not materially and adversely affect the Company or that any such acquisition will be successful in enhancing the Company's business. If the operations of an acquired company or business do not meet the Company's expectations, the Company may be required to restructure the acquired business or write off the value of some or all of the assets of the acquired business.

GLOBAL MARKET RISKS
The Company derived approximately 22% and 25% of net revenues from international sales during the three and nine months ended September 30, 1998, respectively. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see "-- Government Regulation and Legal Uncertainties" below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency exchange rate fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations. In addition, the recent financial difficulties of some international economies could result in reduced revenue from sales to customer locations in such areas.

EURO CURRENCY
The Single European Currency (Euro) will be introduced on January 1, 1999 with complete transition to this new currency required by January 2002. The Company is currently assessing the issues raised by the introduction and expects to make changes to its internal systems in preparation for the initial introduction of the Euro. Any delays in the Company's ability to be Euro-compliant could have an adverse impact on the Company's business, financial condition or results of operations. The Company expects that introduction and use of the Euro will affect the Company's foreign exchange and hedging activities, and may result in increased fluctuations in foreign currency hedging results.

MARKETING AND DISTRIBUTION
Historically, the Company has relied significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. The agreements in place with these organization are generally non-exclusive. These organizations are not within the control of the Company, may represent other product lines in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that such organizations will give a high priority to the marketing of the Company's products, and such organizations may give a higher priority to other products, which may include those of the Company's competitors. Actions of this nature by such organizations could result in a lower sales effort being applied to the Company's products and a consequent reduction in the Company's operating results. The Company's results of operations can also be materially adversely affected by changes in the inventory strategies of its resellers, which can occur rapidly and in many cases may not be related to end user demand. As part of its strategy to develop multiple distribution channels, the Company expects to increase its use of indirect distribution channels, particularly value added resellers and system integrators, in addition to distributors and original equipment manufacturers. The Company expects that indirect sales may grow as a percentage of both domestic and total revenues, both as a result of the above mentioned strategy and the acquisition of FTP, and that any material increase in the Company's indirect sales as a percentage of revenues will adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract or retain resellers and distributors who will be able to market the Company's products effectively, will be qualified to provide timely and cost-effective customer support and service or will continue to represent the Company's products, and any inability on the part of the Company to recruit or retain important resellers or distributors could adversely affect the Company's business, financial condition or results of operations.

PROPRIETARY RIGHTS
The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. However, the basic TCP/IP protocols are non-proprietary and other parties have developed their own versions. See "-- Product Development and Competition" above. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and, to a lesser extent, patent laws. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink-wrap" and "click-wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. In addition, the number of patents applied and granted for software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against the Company. The Company has received, and may receive in the future, communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties, seeking indemnification against such infringement or indicating that the Company may be interested in obtaining a license from such third parties. There can be no assurance that any of such claims would not result in protracted and costly litigation.

If any claims or actions were to be asserted against the Company and it were required to seek a license of a third party's intellectual property, there can no assurance that it would be able to acquire such a license on reasonable terms or at all, and no prediction can be made about the effect that such a license might have on its business, financial condition or results of operations. Should litigation with respect to any such claim commence, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations regardless of the outcome of the litigation.

YEAR 2000 COMPLIANCE
The Company is aware of the issues associated with the programming code in existing computers systems as the millennium ("Year 2000") approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The risk for the Company exists in four areas as follows: systems used by the Company to run its business, systems used by the Company's suppliers, potential warranty or other claims from the Company's customers, and the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation. The Company is currently evaluating its exposure in all of these areas.

For the Year 2000 non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to the Company's operating results. The Company is conducting an ongoing review of its estimated costs. The Company expects to implement replacement systems as necessary and as remedies become available over the next few quarters. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's business, financial condition or results of operations could be materially adversely affected.

The Company is contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. If suppliers are not Year 2000 compliant, the Company may seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's business, financial condition or results of operations.

The Company believes its current products are Year 2000 compliant; however, all customer situations cannot be anticipated, particularly those involving third party products. For these reasons, the impact of customer claims on the Company's results of operations or financial condition cannot be determined at this time.

Customers whose computer systems and applications may require significant hardware and software upgrades or modifications may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES
The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products, increase the Company's cost of doing business or otherwise have an adverse effect on its business, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Further, due to the encryption technology contained in certain of the Company's products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute products outside of the United States or electronically. While the Company takes precautions against unlawful exportation, there can be no assurance that inadvertent violations will not occur, and the global nature of the Internet makes it virtually impossible to effectively control the distribution of the Company's products. In addition, future federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restriction, new legislation or regulation or unlawful exportation could have a material adverse effect on the Company's business, financial condition or results of operations.

LITIGATION
The Company and certain of its subsidiaries are currently parties to class action lawsuits filed by holders or former holders of each company's common stock. See Note 9 of the notes to the unaudited condensed consolidated financial statements included above. There can be no assurance that the Company or such subsidiary will be able to prevail in the lawsuits or that adverse outcomes in one or more of these proceedings will not have a material adverse effect on the Company's business, results of operations or financial condition.

NetManage, Chameleon UNIXLink, Chameleon HostLink, OpSession, SupportNow, NS/Portfolio, NS/Router, the NetManage logo and the lizard logo are trademarks or registered trademarks of NetManage, Inc. in the United States and other countries. FTP Software, OnNet, OnWeb and InterDrive are trademarks or registered trademarks of FTP Software, Inc. in the U.S. and other countries. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively through X/Open Company Limited. AS/400 is a registered trademark in the U.S. and other countries of International Business Machines Corporation. All other trademarks are the property of their respective owners.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

For a description of certain legal proceedings involving NetManage, a description of certain legal proceedings involving FTP and a description of certain legal proceedings involving Firefox, see Note 9 of the notes to the unaudited condensed consolidated financial statements included in Part I of this Report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 26, 1998, the Company held a special meeting of stockholders for the purposes of: (i) considering a proposal to approve the issuance of the Company's common stock pursuant to the Agreement and Plan of Reorganization dated as of June 15, 1998, as amended, among the Company, FTP and Amanda Acquisition Corp. (the "Share Proposal"); and (ii) considering a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 75,000,000 to 125,000,000 (the "Certificate Amendment Proposal"). The results of the votes were as follows:

     1.   The Share Proposal:

             For              Against          Abstained         Broker Non-Votes
             ---              -------          ---------         ----------------
          22,479,632         1,251,524          148,675             18,122,815

The affirmative vote of the holders of a majority of the outstanding shares of the Company's common stock entitled to vote and present at the meeting in person or by proxy (42,002,646 shares) was required to approve this proposal, in accordance with the rules of the NASD.

     2.   The Certificate Amendment Proposal:

             For              Against          Abstained         Broker Non-Votes
             ---              -------          ---------         ----------------
          39,829,886         1,818,714          354,046             0

The affirmative vote of a majority of the shares of the Company's common stock outstanding on July 13, 1998, the record date for the meeting (44,209,692 shares), was required to approve this proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A.   EXHIBITS

3.1       Form of Certificate of Amendment of Certificate of Incorporation of the Company
          (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement
          on Form S-4, Registration No. 333-59101 (the "Form S-4")).

10.1      Agreement and Plan of Reorganization among the Company, FTP Software, Inc. and
          Amanda Acquisition Corp. dated as of June 15, 1998, as amended on June 30, 1998 and July 14, 1998 (incorporated by reference to Annex A to the Joint Proxy
          Statement/Prospectus included in the Form S-4).

27.1      Financial Data Schedule.

B.   REPORTS ON FORM 8-K

On June 19, 1998, the Company filed a Current Report on Form 8-K dated June 15, 1998 to report, under Item 5 thereof, the execution of the Agreement and Plan of Reorganization, dated as of June 15, 1998, among the Company, Amanda Acquisition Corp. and FTP.

On September 11, 1998, the Company filed a Current Report on Form 8-K dated August 27, 1998 to report, under Item 1 thereof, the closing of the acquisition of FTP pursuant to the above-referenced Agreement and Plan of Reorganization and the restructuring plan described under Item 2 of Part I of this Report and, under Item 5 thereof, the amendment to the Company's Certificate of Incorporation described under Item 4 above.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NETMANAGE, INC.
                                              (Registrant)


DATE: November 12, 1998                        By: /s/ Gary R. Anderson
      -------------------------                   ------------------------------
                                                  Gary R. Anderson
                                                  Chief Financial Officer and
                                                  Senior Vice President,Finance
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                       Description
------                                       -----------
3.1       Form of Certificate of Amendment of Certificate of Incorporation of the Company
          (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement
          on Form S-4, Registration No. 333-59101 (the "Form S-4")).

10.1      Agreement and Plan of Reorganization among the Company, FTP Software, Inc. and
          Amanda Acquisition Corp. dated as of June 15, 1998, as amended on June 30, 1998 and July 14, 1998 (incorporated by reference to Annex A to the Joint Proxy
          Statement/Prospectus included in the Form S-4).

27.1      Financial Data Schedule.