Form 10-K
period 1998-12-31
NETMANAGE INC
filed 1999-03-31
CIK 909793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                          COMMISSION FILE NO. 0-22158

                                NETMANAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        77-0252226
        (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)
        10725 NORTH DE ANZA BOULEVARD,
             CUPERTINO, CALIFORNIA                                    95014
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 973-7171

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.01
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq Stock Market, was $146,360,508 as of February 26, 1999.(1)

     The number of shares of Common Stock outstanding as of February 26, 1999 was 66,366,649.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, to be held May 27, 1999, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.
---------------
(1) Excludes 13,144,646 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at December 31, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS.

OVERVIEW

     NetManage, Inc. (the "Company") develops, markets and supports software applications for connecting personal computers to UNIX(R), AS/400, midrange and corporate mainframe computers and software that increases the productivity of corporate call centers, and allows real time application sharing on corporate networks and across the Internet. The Company is a recognized leader in "PC connectivity" and was one of the first to develop and market a Windows-based transmission protocol that has since become the industry standard for the Internet. The Company business is focused on taking advantage of three major industry trends: expansion of the Internet; continued mobilization of personal computer users; and broader access to corporate data and information. Its principal products are compatible with Microsoft Corporation's ("Microsoft") Windows 3.1, Windows 95, Windows 98, and Windows NT platforms, International Business Machines Corporation ("IBM") operating systems, including OS/2, and Novell, Inc. ("Novell") operating systems. The Company was incorporated in 1990 as a California corporation and changed its incorporation to Delaware in 1993 in conjunction with its initial public offering.

     The Company has two types of connectivity software products, personal computer ("PC") connectivity and visual connectivity. PC connectivity products provide the technology to make the connection between personal computers and large corporate computers possible. These products leverage the strengths and popularity of the Internet and offer features to improve network manageability. PC connectivity products include the Company's strongest brands: the Chameleon(TM) family (Chameleon UNIX Link97, Chameleon HostLink97, and Chameleon 3270LT), the NS/Portfolio(TM) family (NS/Portfolio Enterprise, NS/Portfolio for Mainframe, NS/Portfolio for AS/400 and NS/Router(R)), and the OnNet(R) and OnWeb(TM) family (OnNet Host, OnNet Host Suite, OnNet for Windows Terminal Server and OnWeb). The Company's visual connectivity products add value to its PC connectivity product offerings and also target new market segments. Current products include SupportNow(TM) and OpSession(TM), software tools that help reduce the length of support phone calls from end-users.

     THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS REGARDING THE COMPANY'S EXPECTATION THAT INDIRECT SALES WILL GROW AS A PERCENTAGE OF BOTH DOMESTIC AND TOTAL REVENUES AND THE COMPANY'S EXPECTATION THAT IT WILL CONTINUE TO TARGET AND EXPAND ITS MARKETING AND SALES EFFORTS IN MAJOR EUROPEAN AND ASIAN MARKETS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," INCLUDING THOSE DISCUSSED UNDER THE HEADING "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION."

INDUSTRY BACKGROUND

     Three important industry trends have had strong influence on the Company's business strategy during the past two years: (i) the continuing development of the Internet, intranets and extranets as mission-critical business applications in large companies, (ii) an increased desire on the part of corporations to make information stored in mainframes and midrange computers ("legacy" systems) broadly accessible and (iii) the continued mobilization of users of personal computers on a global basis.

     The Company uses the term "internetworking" to describe the technology of global connectivity. Internetworking had its origins in the Internet, a worldwide "network of networks" which allows communication between different organizations and locations, each with its own individual network of computers. With the rapid development of the Internet, the breadth of the connectivity industry has quickly expanded beyond proprietary-based solutions to Web-based technologies and other open protocol solutions. The application of this same internetworking technology within a company on its own computer networks is known as an

"intranet" to distinguish it from the larger public Internet. When companies use internetworking technology for connecting to outside customers and suppliers, it's known as an "extranet." An extranet is a network upon which all users are known and authenticated as opposed to the Internet where the identities of users are anonymous. Importantly, internetworking is comprised of many different applications which must communicate with one another, each according to its function, and which must follow certain standards or conventions which ensure interoperability.

     The personal computer has continued to grow in importance as a tool for facilitating communications, information sharing and group productivity in large companies. As professional workers have become more mobile, there is an accelerated effort to connect personal computers easily and reliably to corporate networks to improve communications and organizational productivity. As a result, the personal computer has become an important tool to connect workers to shared repositories of information and to other people, regardless of location, network or type of computer. Internetworking also facilitates activities such as mobile computing by allowing users to use and to access more effectively all of a company's computer systems from a remote location within the confines of an organization's security and access control policies.

     The specific tasks facilitated by internetworking are numerous and include basic functions such as file transfer and file sharing capabilities, remote data access, login to remote computers and information publishing. Within organizations, PCs must connect not only to other PCs via LANs (Local Area Networks), but also to workstations, servers, minicomputers and mainframes, many of which may run different operating system software and connect to different physical networks. In addition, more companies are seeking ways to link their computer systems directly with those of vendors, customers and other business partners to enhance the flow of information and reduce expenses.

     For a network to function properly, all connected devices must follow rules or "protocols" that govern access to the network and communication with other devices. "TCP/IP" (Transmission Control Protocol/ Internet Protocol) is the name of the data communications protocol family that has become the de facto networking standard application because it is an open (non-proprietary) protocol capable of linking disparate environments. The Company was one of the first software vendors to deliver the TCP/IP protocol and related applications for the Microsoft Windows platform. Selling primarily to the business user, NetManage has promoted standards based on its implementation of TCP/IP that have been adopted by the industry at large. The most notable example is the Windows Sockets, or "WinSock," interface, which is used today by a wide range of Windows internetworking software vendors including Microsoft.

     The Company believes that the open and interoperable characteristics of internetworking technology, the use of intranets and the software that enables them will continue to grow within organizations. The software required to implement an internetworking solution includes applications for the desktop, the software which transports information over the wires, the servers at the other end and management support and development tools to create and administer a network of this type. Additionally, an easy-to-use, intuitive interface can extend the use of these software components to a non-technical audience and facilitates adoption by such an audience.

     The Company's vision is to provide internetworking connectivity products that greatly improve the communication between personal computers, host computers and legacy systems, regardless of where the PCs are located, and to deliver products and services that provide an easy to use, standards-based infrastructure to support businesses in running more efficiently, thereby bringing personal computers together with corporate host systems and connecting both to the Internet. As the Company continues to deliver on its vision, personal computer users will be able to access corporate data and information efficiently and easily.

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

     The Company has been a long-time proponent of industry standards and it pursues partnerships and alliances with key industry players. In addition to promoting technological progress, these alliances help strengthen the Company's market insight and lead to improved customer solutions with greater value. Some of the Company's strategic partners include Microsoft, Intel Corporation ("Intel"), IBM and AT&T. All NetManage products are developed around the following:

     Ease of Use -- The Company's goal is to create applications for non-technical users. The Company's products are designed to be set up on any personal computer in a few minutes and to determine with minimum user intervention, the appropriate settings and installation parameters for each PC's configuration and network. For many corporate users, the cost of training, installation and support can exceed software acquisition costs. Ease of use can reduce such costs. Moreover, ease of use increases product utilization, thereby enhancing product value to the customer. Thus, by reducing costs and enhancing value, the benefit of ease of use is significant to the Company's target market.

     Manageability -- NetManage offers an integrated suite of applications, improving network manageability for system administrators. For example, customers do not have to buy terminal emulation from one vendor and file transfer from another, each with its own setup, user interface and feature set. Client applications are compatible with custom intranet applications built using NetManage developer toolkits. The common characteristics of the product suite tend to increase user satisfaction and product utilization. A well-integrated product lowers the cost of ownership and increases product value to the customer.

     Functionality -- The depth and completeness of the applications in NetManage products are designed to compete with "best of class" functionality from specialist vendors in each category. The value proposition of NetManage's product offerings is enhanced by eliminating multi-source product purchases with no compromise on advanced software functionality. The economic proposition for the customer is enhanced by purchasing software and service from a single vendor.

     Supportability -- NetManage recognizes that its customers need to reduce continually the cost-of-ownership associated with PC connectivity software. Unlike competitors, who have focused solely on improved manageability to reduce costs, NetManage has also invested in the development of unique support tools. Products are designed with well-integrated support tools that reduce the time required to resolve software problems and reduce downtime, significantly enhancing the value of NetManage's product offerings to customers.

     Adherence to Standards -- The foundation of the Internet is predicated upon the notion that any client can talk to any server, and that all APIs (Application Program Interfaces) and protocols are published as free open standards. In the corporate computing environment, it is impossible to guarantee a common set of software on every client and every server. NetManage's commitment to open standards ensures that the plug-and-play interoperability that has made the Internet successful extends to corporate intranets as well.

     The Company's best-known products include the Chameleon, NS/Portfolio, and OnNet product families. The Company recently acquired FTP Software, Inc. ("FTP"), a PC connectivity company, to expand and improve its offerings for Web-based host connectivity products and secure access to corporate information across TCP/IP networks for end users, and to deliver user-based management features to enable centralized desktop administration. The Company's products include:

     Chameleon UNIX
     Link97 Complete PC-to-UNIX connectivity, including PC NFS (Network File System) file sharing, the most comprehensive suite of Telnet terminal emulation for TCP/IP and asynchronous connections and the industry's first Web-enabled X Windows server.

     Chameleon HostLink97   Complete PC-to-IBM mainframe and AS/400
                            connectivity -- including Web browser access and simplified management.

     Chameleon 3270LT       IBM mainframe connectivity software for TCP/IP
                            networks.

     InterDrive(R) and
     InterDrive Gateway     Client applications which provide network users with
                            access to printers, directories and file systems on network servers, a server product allowing users to share applications, information and devices as if connected directly to a desktop, and a gateway product linking standard Windows desktops to UNIX file sharing systems.

     NS/Portfolio
     Enterprise             Full-featured, manageable access to IBM mainframes
                            and AS/400 systems from Windows platforms.

     NS/Portfolio
     for Mainframes         Comprehensive PC-to-IBM mainframe communications
                            solution for Windows platforms.

     NS/Portfolio for
     AS/400 Comprehensive PC-to-IBM AS/400 communications solution for Windows platforms.

     NS/Router Portfolio    The industry-standard Windows-based APPC router
                            offering increased productivity, ease of installation and configuration and enhanced security for host-server data.

     OnNet 16/OnNet 32/
     OnNet Host Suite       OnNet products provide end users with a full range
                            of applications designed to reach and share information on corporate intranets and the Internet and across legacy systems, and advanced terminal emulation.

     OnWeb Host             OnWeb Host enables host access through any
                            Java-enabled Web browser. Deployment, upgrades and support are handled centrally, permitting control and audit of user-based host access. It includes the OnWeb Application server, a Java servlet, that delivers applets and works with the Web server to manage and audit security and network activity.

     OpSession              Comprehensive real-time, interactive application and
                            document sharing software used in support, remote training and demonstrations.

     OpSession SDK          Comprehensive software developer tool that enables
                            programmers to add real-time application and workgroup sharing capability, using standard
                            Internet technology, to any Microsoft Windows
                            95/98/NT application

     SupportNow             Interactive, real-time, visual support solution that
                            brings the users' desktop to the support representative and reduces the length of time spent on a support incident. It provides independent software vendors ("ISVs") a way to offer faster and more effective technical support to their customers via interactive sessions.

     SupportNow Server      Comprehensive real-time support server offering
                            SupportNow Call Queue Management, conferencing, backend help desk integration, and firewall and proxy services for OpSession and SupportNow products.

     Substantially all of the Company's net revenues have been derived from the sale of products that provide internetworking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products would be materially adversely affected by developments adverse to Microsoft or Windows. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide on a timely basis products compatible with future Windows releases. See "Factors that May Affect Future Results and Financial Condition -- Product Development and Competition" under Item 7 below.

     The Company's competitors could seek to expand their product offerings by designing and selling similar or new technology that could render the Company's products obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by making potential customers delay their purchases of the Company's products. See "Competition" below.

NetManage, Chameleon UNIXLink, Chameleon HostLink, OpSession, SupportNow, NS/Portfolio, NS/ Router, the NetManage logo and the lizard logo are trademarks or registered trademarks of NetManage, Inc. in the United States and other countries. FTP Software, OnNet, OnWeb and InterDrive are trademarks or registered trademarks of FTP Software, Inc. in the U.S. and other countries. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively through X/Open Company Limited. AS/400 is a registered trademark in the U.S. and other countries of International Business Machines Corporation. All other trademarks are the property of their respective owners.

SALES AND MARKETING

     The Company's products are designed to meet the needs of corporate end-users, network administrators, system administrators and MIS (Management Information Systems) managers. The Company, through its PC connectivity products, targets three key connectivity market segments: connecting personal computers to UNIX, midrange (including IBM AS/400) and mainframe systems. Visual connectivity solutions extend NetManage's core connectivity strengths and are designed to foster better one-to-one relationships with customers by adding the element of human interaction to the Internet. The Company's visual connectivity products and services improve customer support and augment the sales process for the independent software vendor (ISV) and corporate marketplace.

     The Company is organized to solve the critical network and internetworking software application needs of corporations in a wide range of industries. From education and government to finance and manufacturing, the Company's products are being used to streamline communications throughout organizations. The Company's products are used by more than 30,000 organizations, encompassing more than 11 million users worldwide.

     The Company's marketing strategy is to establish itself as the preferred supplier of complete PC and visual connectivity solutions for corporations that have built-in management and support features. It has a competitive advantage as a "single-source" supplier for corporations. The Company's products are marketed and sold in the United States and internationally by the Company's direct sales force and authorized channel partners.

     In the United States, the Company combines advertising and promotion with direct sales through a telephone-based sales force, assisted by designated personnel specifically assigned to the needs of major accounts. As part of its continuing strategy to develop multiple distribution channels, the Company expects to continue its use of indirect channels, such as resellers, particularly value added resellers and systems integrators, distributors and original equipment manufacturers, both in the U.S. and internationally. The acquisition of FTP in August 1998, which has historically sold its products through indirect channels to a greater extent than NetManage, has resulted in a increase in sales through indirect sales channels in the latter half of 1998. Indirect sales may grow as a percentage of revenues of both domestic and total revenues, as a result of the acquisition of FTP or to increase market penetration. Any material increase in the Company's indirect sales may adversely affect the Company's average selling prices and gross margins due to the lower unit costs, that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract resellers and distributors who will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase-order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the Company's products, and the inability to recruit or retain important resellers or distributors could adversely affect the Company's results of operations. See "Factors That May Affect Future Results and Financial Condition -- Marketing and Distribution" under Item 7 below.

     Internationally, the Company has sales offices in Belgium, France, Germany, Israel, Italy, Japan, the Netherlands, Spain and the United Kingdom. The Company also utilizes local distributors internationally.

The Company supports the sales activity of these sales offices and distributors in target countries through localization of products and sales material, local training and participation in local trade shows.

     In 1998, 1997 and 1996, respectively the Company derived approximately 26%, 23% and 33% of net revenues from international sales, including export sales. The Company believes that the potential international markets for its products are substantial, based on the extent to which Windows and internetworking products are used internationally. Accordingly, the Company localizes many of its products for use in the native language of target countries. Further, the Company has adapted many of its products to support computing standards that are unique to these countries, such as the NEC PC in Japan. The Company intends to continue to target major European and Asian countries for additional sales and marketing activity and to expand the use of its local sales offices and Israel subsidiary in the support of its international sales. For a summary of international operations by geographic area, see Note 8 of the Notes to Consolidated Financial Statements included herein. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's international distributors will be able to meet effectively that demand.

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

CUSTOMER SUPPORT

     The Company's domestic support organization consists of an experienced staff of engineers providing support by telephone from the Company's facilities in California and Massachusetts. Both telephone support and regular update releases of the Company's products are provided to customers who purchase an annual maintenance agreement. The sales and the customer support organizations at NetManage work together closely to provide customer satisfaction.

     International customers are supported by Company personnel located in various international sales offices as well as local distributors who are trained by the Company.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce new products related to PC connectivity. As of December 31, 1998, the Company had approximately 150 full time employees engaged in research and development for existing and potential new products. The Company's research and development expenses for the years ended December 31, 1998, 1997 and 1996 were $18.9 million, $20.7 million and $27.9 million, respectively.

COMPETITION

     The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. To maintain or improve its position in this industry, the Company must continue to successfully develop, introduce and market new products and product enhancements on a timely and cost-effective basis. Several key factors will contribute to the continued growth of the Company's marketplace, including the continued migration from 16- to 32-bit Microsoft Windows platforms, the proliferation of Microsoft Windows NT client and server technology, the proliferation of multi-user Microsoft Windows NT systems and the continued implementation of Web-based access to corporate mainframe and midrange computer systems and information.

     Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on the Company's results of operations. The failure to develop on a timely basis new products and product enhancements incorporating new functionality could cause customers to delay purchase of the Company's current products or cause customers to purchase products from the Company's competitors; either situation would adversely affect the Company's results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

     The Company competes directly with providers of Windows internetworking applications, such as Hummingbird Communications, Ltd., Attachmate Corporation, Wall Data, Inc., IBM, WRQ, Inc., Microsoft and Novell, as well as other major computer and communications systems vendors, such as Sun Microsystems, Inc. It is imperative that the Company's development efforts remain competitive in this marketplace, particularly given that the market is rapidly evolving and subject to rapid technological change. There is no assurance that the Company will be successful in its efforts to do so.

     Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition, and the Company anticipates that it will face increasing pricing pressures from current competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. During 1998, the Company has continued to experience price declines. Any further material reduction in the price of the Company's products would negatively affect gross margins as a percentage of net revenues and would require the Company to further increase software unit sales in order to maintain net revenues at existing levels.

PROPRIETARY RIGHTS

     The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. However, the basic TCP/IP protocols on which the Company's products are based are non-proprietary and other companies have developed their own versions. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and, to a lesser extent, patent laws. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink-wrap" or "click-wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. In addition, the number of patents applied for and granted for software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against the Company. The Company has received, and may receive in the future, communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties, seeking indemnification against such infringement or indicating that the Company may be interested in obtaining a license or royalty from such third parties. There can be no assurance that any of such claims would not result in protracted and costly litigation or that additional claims will not be made in the future or that the Company will not be required to enter into a costly license agreement.

     The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal means of protecting its technology.

EMPLOYEES

     As of December 31, 1998, the Company had a total of 455 full-time employees, of whom 183 were engaged in sales, marketing and technical support, 105 in general management, administration and finance, 161 in software development and engineering and six in production. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage.

     The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley and Irvine in California, North Andover, Massachusetts and Haifa, Israel. During 1998, the Company experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals and the effects of the Company's 1997 and 1998 restructurings and acquisitions. Managing employee attrition, integrating acquired operations and products and expanding both the geographic area of its customer base and operations have resulted in substantial demands on the Company's management resources. The Company's future operating results will be dependent in part on its ability to attract and retain its employees and to train and manage its management and employee base. There can be no assurance that the Company will be able to manage such challenges successfully. See "Factors That May Affect Future Results and Financial Condition -- Changes in Personnel" under Item 7 below.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of March 15, 1999 are as follows:

           NAME              AGE                      POSITION
           ----              ---                      --------
Zvi Alon...................  47    Chairman of the Board, President and Chief
                                   Executive Officer
Gary R. Anderson...........  52    Chief Financial Officer, Senior Vice
                                   President, Finance and Secretary
Richard French.............  44    Senior Vice President, General Manager of
                                   Emerging Technology
D. Patrick Linehan.........  51    Senior Vice President, General Manager of PC
                                   Connectivity
Peter R. Havart-Simkin.....  46    Senior Vice President of Worldwide Marketing

     Zvi Alon is the founder of the Company and has served as its Chairman of the Board, President and Chief Executive Officer since the Company's formation. From 1986 to 1989, Mr. Alon was the President of Halley Systems, a manufacturer of networking equipment including bridges and routers. He also has served as Manager, Standard Product Line at Sytek, Inc., a networking company, and Manager of the Strategic Business Group for Architecture, Graphics and Data Communications at Intel Corporation, a semiconductor manufacturer. Mr. Alon received a B.S. degree in electrical engineering from the Technion-Israel Institute of Technology in Haifa, Israel. Mr. Alon is the son-in-law of Mr. Uzia Galil, a director of the Company.

     Gary R. Anderson has served as Senior Vice President, Finance and Chief Financial Officer since December 1997 when he joined the Company. From September 1996 to July 1997, Mr. Anderson was Chief Financial Officer and Executive Vice President of NetSource Communications, a telecommunications and telemanagement services provider, and from April 1995 to April 1996 he was Chief Financial Officer and Vice President of Air Net Communications, a telecommunications hardware developer. Mr. Anderson also served as Senior Vice President and Chief Financial Officer of WYSE Technology, Inc., a hardware manufacturer, from June 1989 to January 1995. Mr. Anderson is a Certified Public Accountant.

     Richard French joined NetManage in December 1998 and became Senior Vice President and General Manager of Emerging Technology in January 1999. Mr. French brings to NetManage more than 23 years of experience in the high technology industry, most recently as President and CEO of the San Francisco-based start-up Infoscape, Inc. From 1994 to 1998, Mr. French served in several executive positions at Oracle Corporation. Most recently he served as Vice President of Oracle's Enterprise Platforms Division, where he managed the top five product platform divisions. From 1989 to 1993, Mr. French held various senior management positions for the leading European computer vendor, Groupe Bull, most recently as Vice President, Software Business. Mr. French received a B.S. degree in mathematics from the University of Waterloo in Canada.

     D. Patrick Linehan joined the Company in July 1997 as Senior Vice President, General Manager of PC Connectivity Products. Prior to joining the Company, he served as President and Chief Executive Officer of NetSoft, a software development company, since May 1996. From January 1995 to May 1996, Mr. Linehan was President and Chief Executive Officer of MiraLink Corporation, a hardware manufacturer and software developer. Previously, he was Chief Operating Officer at Starbase Corporation, a software developer, from October 1993 to January 1995 and President and Chief Executive Officer of Castelle, Inc., a networking hardware manufacturer, from July 1991 to October 1993. Mr. Linehan received a B.A. degree in business administration from the University of Washington in Seattle.

     Peter R. Havart-Simkin joined the Company in August 1998 and became Senior Vice President of Marketing in January 1999. Mr. Havart-Simkin came to the Company from FTP, where he had served as Chief Technology Officer since July 1996, when FTP acquired Firefox Communications Inc. ("Firefox"), a networking software company. Prior to joining FTP, Mr. Havart-Simkin served with Firefox as Vice President and Chief Technical Officer from January 1994 to July 1996 and as Vice President of Marketing and Product Strategy from 1989 until January 1994. One of the founders of Firefox, Mr. Havart-Simkin also served as a director of Firefox from 1989 to February 1995. Before that time, Mr. Havart-Simkin held sales and marketing positions with a number of hardware and software companies over a 20-year period.

ITEM 2 -- PROPERTIES.

     In the United States, the Company's sales, marketing, technical support, administration, product development and support functions occupy an aggregate of approximately 70,000 square feet of facilities comprised of one building located in Cupertino, California and one building in Irvine, California. The Company also leases approximately 110,000 square feet in North Andover, Massachusetts, which is used for product development, sales and technical support, and 8,000 square feet in Vienna, Virginia which is used for sales.

     Internationally, the Company leases approximately 32,000 square feet in Haifa, Israel for the purpose of international sales, marketing and technical support, administration, and product development. The Company also leases sales office space in Belgium, France, Germany, Italy, Japan, the Netherlands, and the United Kingdom.

ITEM 3 -- LEGAL PROCEEDINGS.

     On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-4385-CRB, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. On September 10, 1997, a class action substantially similar to the Head action was filed, Beasley v. NetManage, Inc., et al., C-98-1794 CRB (N.D. Cal.), seeking an unspecified amount of damages. The federal court certified the purported class. On December 30, 1998, the federal court granted without leave to amend the defendants' motion to dismiss the second amended complaint in the Head federal action; plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On February 2, 1999, the federal court dismissed with prejudice the Beasley action pursuant to its order in the Head action. The Company believes there is no merit to these cases and intends to defend them vigorously.

     On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-98-202-CRB, in the United States District Court for the Northern District of California against the same defendants. Both complaints allege that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. The state court complaint asserts claims under California state law; the federal complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The federal court certified the purported class. On February 26, 1998, the state court entered judgment in favor of the Company in the state case. Plaintiffs have filed a notice of appeal as to the Company and have indicated that they will file an amended complaint as to the individual defendants. On December 30, 1998, the federal court granted without leave to amend the defendants' motion to dismiss the complaint in the Molinari case. Plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company believes there is no merit to these cases and intends to defend these cases vigorously.

     On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. Plaintiff have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.

     On November 26, 1997, a complaint was filed against the Company in the Superior Court of California, San Diego County, Shaw, et al. v. NetManage, Inc., No. 716081. The plaintiffs, former shareholders of AGE Logic, which the Company acquired in 1995, allege that the Company and certain of its officers made misleading statements in connection with the acquisition. The complaint asserts causes of action for fraud, negligent misrepresentation, negligence and breach of contract, and seeks an unspecified amount of damages. Trial of the case is scheduled for May 7, 1999. The Company believes there is no merit to the case and intends to defend the case vigorously.

     On March 14, 1996, a securities class action complaint, Greebel v. FTP Software, Inc., et al., No. 96-10544, was filed in the United States District Court for the District of Massachusetts against FTP and certain of its former officers and directors. The complaint alleged that between July 14, 1995 and January 3, 1996, defendants violated the federal securities laws by making false and misleading statements of material fact about FTP's prospects. NetManage acquired FTP in August 1998. On September 24, 1998, the court granted defendants' motion for partial summary judgment and granted without leave to amend defendants' renewed motion to dismiss the complaint. Plaintiffs have filed a notice of appeal. FTP believes that there is no merit to this case and intends to defend the case vigorously.

     In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. No decision has been rendered by the court of appeals as of March 23, 1999. Firefox believes that there is no merit to the case and intends to defend the case vigorously.

     The cost of defending each of these cases and their ultimate outcome are uncertain and cannot be estimated. There can be no assurance either that NetManage (or its subsidiaries, where applicable) will ultimately prevail in any of these cases, or that the result in these cases will not have a material adverse effect on the Company's financial position or results of operations. As the outcome of these cases cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

     The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on the Company's business, financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Nasdaq National Market under the symbol NETM. As of February 26, 1999, there were 1,070 stockholders of record and approximately 13,050 beneficial owners of the Company's common stock.

     The high and low closing sales prices of the Company's common stock as reported on the Nasdaq National Market for each quarter of 1998 and 1997 are as follows:

                                             FIRST    SECOND    THIRD    FOURTH
                                             -----    ------    -----    ------
1998
  High.....................................  $4.59    $4.16     $3.25    $3.00
  Low......................................  $2.59    $2.66     $0.97    $0.97
1997
  High.....................................  $6.47    $3.75     $4.28    $4.94
  Low......................................  $2.78    $2.53     $2.75    $2.19

     The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues........................  $ 71,727    $ 61,524    $104,596    $125,446    $ 71,466
Income (loss) from operations(1)....  $(21,817)   $(42,074)   $(13,653)   $ 29,596    $ 26,619
Net income (loss)...................  $ (9,968)   $(33,755)   $ (5,705)   $ 22,297    $ 17,815
Net income (loss) per share,
  diluted(2)........................  $  (0.19)   $  (0.78)   $  (0.13)   $   0.52    $   0.43
Weighted average common shares,
  diluted...........................    53,205      43,385      42,341      42,955      41,103
BALANCE SHEET DATA:
Working capital.....................  $ 98,113    $ 55,542    $ 71,668    $ 83,738    $ 64,091
Total assets........................  $201,753    $119,593    $152,529    $154,471    $116,358
Total stockholders' equity..........  $159,160    $ 96,087    $129,291    $129,397    $ 99,306

---------------
(1) Loss from operations includes write-offs of in-process research and development of $9.5 million, $20.6 million and $13.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(2) Net income (loss) per share has been restated for all periods presented in accordance with SFAS No. 128. See Note 2 of the accompanying Notes to Consolidated Financial Statements.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS REGARDING EXPECTED REVENUES FROM PRODUCTS RECENTLY INTRODUCED OR ACQUIRED AS A RESULT OF RECENT ACQUISITIONS OF OTHER COMPANIES, EXPECTED CHANGES IN OPERATING EXPENSES AND CAPITAL SPENDING, THE COMPANY'S EXPECTATION THAT INDIRECT SALES WILL INCREASE AS A PERCENTAGE OF DOMESTIC AND TOTAL REVENUES, AND THE COMPANY'S EXPECTATION THAT RESEARCH AND DEVELOPMENT WILL REMAIN FLAT AND SALES AND MARKETING EXPENSES WILL INCREASE AS A RESULT OF THE COMPANY'S ACQUISITION OF FTP. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, AMONG OTHERS, THAT THE MARKETS FOR THE COMPANY'S PRODUCTS, INCLUDING BUT NOT LIMITED TO CHAMELEON UNIX LINK97, CHAMELEON HOSTLINK97, ONNET HOST, ONWEB HOST, SUPPORTNOW, OPSESSION, NS/PORTFOLIO AND NS/ROUTER, COULD GROW MORE SLOWLY THAN THE COMPANY OR MARKET ANALYSTS BELIEVE OR THAT THE COMPANY WILL NOT BE ABLE TO COMPETE EFFECTIVELY IN THOSE MARKETS. IN ADDITION, THERE IS NO ASSURANCE THAT THE COMPANY'S PRODUCTS FOR REAL-TIME CUSTOMER SUPPORT OVER THE INTERNET WILL CONTINUE TO RECEIVE CUSTOMER ACCEPTANCE, THAT THE COMPANY WILL NOT SUFFER INCREASED COMPETITIVE PRESSURES, THAT BUYING DECISIONS BY THE COMPANY'S CUSTOMERS WILL NOT BE ADVERSELY INFLUENCED BY THE ACTIONS OF THE COMPANY'S COMPETITORS OR OTHER MARKET FACTORS, THAT THE COMPANY WILL BE ABLE TO RETAIN AND HIRE SUFFICIENT QUALIFIED PERSONNEL FOLLOWING THE ACQUISITION OF FTP AND THE AUGUST 1998 RESTRUCTURING DESCRIBED BELOW, THAT THE COMPANY WILL BE ABLE TO REALIZE ON NEW BUSINESS OPPORTUNITIES THAT MAY EXIST AS A RESULT OF THE ACQUISITION OF FTP, THAT THE COMPANY WILL BE ABLE TO CONTINUE TO EXECUTE ON ITS BUSINESS PLAN IN A MANNER THAT WILL ALLOW IT TO IMPROVE ITS FINANCIAL POSITION OR THAT THE CONTINUING ECONOMIC DIFFICULTIES IN ASIA WILL NOT ADVERSELY AFFECT SALES OF THE COMPANY'S PRODUCTS IN THAT REGION. THE TIMING OF COMPLETION OF THE AUGUST 1998 RESTRUCTURING OF OPERATIONS DESCRIBED BELOW AND THE AMOUNT OF THE RELATED RESTRUCTURING CHARGE IS DEPENDENT UPON A NUMBER OF FACTORS INCLUDING RISKS ASSOCIATED WITH THE INTEGRATION OF THE OPERATIONS OF FTP, THE COMPANY'S ABILITY TO COMPLETE THE INTEGRATION OF THE OPERATIONS AND TECHNOLOGIES OF FTP IN A TIMELY, EFFICIENT AND COST-EFFECTIVE MANNER, THE RATE AND AMOUNT AT WHICH THE COMPANY IS ABLE TO TERMINATE LEASES ON OR SUBLEASE EXCESS OFFICE SPACE AND THE ACCURACY OF MANAGEMENT'S ESTIMATES OF LEASE TERMINATION OR SUBLEASE AND OTHER RESTRUCTURING CHARGES. ADDITIONAL FACTORS THAT COULD AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE THOSE DISCUSSED BELOW UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

OVERVIEW

     The Company develops, markets and supports software applications for connecting personal computers to UNIX, AS/400, midrange and corporate mainframe computers and software that increases the productivity of corporate call centers, and allows real time application sharing on corporate networks and across the Internet. The Company's vision is to provide internetworking connectivity products that greatly improve the communication between personal computers, host computers and legacy systems. The Company also provides visual connectivity solutions which can improve customer support and augment the sales process for the independent software vendor (ISV).

     With the recent acquisition of FTP, the Company has enhanced its market position and product offerings by becoming a supplier with a broader range of software solutions spanning major market segments. The Company's full line of products includes the Chameleon product family, the NS/Portfolio product family, the OnNet Host and OnWeb Host product families and the InterDrive family of NFS products. Its products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners.

     On October 31, 1998, the Company's Board of Directors authorized the purchase from time to time of up to four million shares of the Company's common stock through open market purchases. During the fourth quarter of 1998, the Company repurchased 2,028,700 shares of its common stock on the open market at an average purchase price of $2.09 per share, at a total cost of approximately $4.2 million.

     On August 27, 1998, the Company acquired all of the outstanding common stock of FTP in exchange for NetManage stock for an aggregate purchase price of $78.3 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of FTP from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition of FTP, the Company allocated $9.5 million of the purchase price to incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and, in management's opinion, the in-process research and development had no probable alternative future use. Accordingly, these costs were expensed as of the acquisition date.

     In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses. The restructuring plan includes a reduction in the Company's worldwide workforce and office space. The majority of the restructuring actions were completed by the end of 1998 with remaining items expected to be completed within one year from the date the restructuring plan was initiated.

     As described in detail below, under the heading "Factors That May Affect Future Results and Financial Condition," acquisitions involve a number of risks, including risks relating to the integration of the acquired company's operations, personnel and products. There can be no assurance that the FTP integration, or the integration of any future acquisition, will be accomplished successfully, and the failure to accomplish effectively any of these integrations could have a material adverse effect on NetManage's results of operations and financial condition.

     In December 1998, the Company sold its equity interest in NetVision Ltd. ("NetVision"), an Internet service provider in Israel, for $17 million, and recognized a gain of $11.7 million.

     In November 1997, the Company acquired all of the outstanding shares of Relay Technology, Inc. ("Relay"), a privately-held company, for $4.2 million in cash. Relay was primarily engaged in the development, marketing and support of network connectivity, file transfer and terminal emulation software. The acquisition was accounted for as a purchase. In connection with the acquisition, net intangibles of approximately $5.8 million were acquired, of which $4.6 million was reflected as a charge to operations in the fourth quarter of 1997 for the write-off of acquired in-process research and development that had not yet achieved technological feasibility and, in management's opinion, had no probable alternative future use.

     In July 1997, the Company acquired all of the outstanding shares of Network Software Associates, Inc., a California corporation ("NSA"), for $26.0 million in cash. NSA is a holding company for NetSoft, a privately-held company specializing in the development, marketing and support of PC-to-host connectivity software solutions. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of NetSoft from the acquisition date forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of approximately $18.6 million were acquired, of which $16.0 million was reflected as a charge to operations in the third quarter of 1997 for the write-off of acquired in-process research and development that had not yet achieved technological feasibility and, in management's opinion, had no probable alternative future use.

     In the third quarter of 1997, the Company initiated a plan to restructure its operations worldwide due to business conditions. The purpose of the plan was intended to realign the Company to focus solely on its core competencies: UNIX, AS/400, midrange and mainframe connectivity. In connection with the plan, the Company recorded a $5.2 million charge to operating expenses in the third quarter of 1997. As of December 31, 1998, the Company had completed these restructuring activities and had incurred costs totaling approximately $5.2 million related to the restructuring.

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

RESULTS OF OPERATIONS

     During the past year, the Company has taken several initiatives intended to control costs and reduce operating expenses, including the discontinuance of several low revenue generating products and the initiation of a restructuring plan in the third quarter of 1998. The Company also focused on integrating the technologies acquired as a result of its acquisitions of FTP, NetSoft and Relay in August 1998, July 1997 and November 1997, respectively, with the Company's product offerings. The Company continues to focus on the core competencies of its two business groups, the Core Technology Business Unit ("Core") and the Emerging Technology Business Unit ("Emerging"), each with dedicated development, sales, marketing and support resources. Core products provide the technology to make the connection between personal computers and large corporate computers possible. These products leverage the strengths and popularity of the Internet and offer features to improve network manageability. PC connectivity products include the Company's strongest brands: the Chameleon family (Chameleon HostLink 97, Chameleon UNIX Link 97, Chameleon 3270LT), and the NS/Portfolio family (NS/Portfolio Enterprise, NS/Portfolio for Mainframe, NS/Portfolio for AS/400, NS/Router, OnNet Host and OnWeb Host). Visual connectivity products add value to the PC connectivity product offerings and also target new market segments. Current products include DemoNow, SupportNow and OpSession, real-time software tools that help reduce the length of support phone calls from end-users.

     For the year ended December 31, 1998 as compared to the prior year, the Company experienced an increase in net revenues and a decrease in net loss. The increase in net revenues is primarily attributable to the Company's expanded product offerings as a result of the inclusion of sales of FTP's products from the date of acquisition forward, the Company's 1997 acquisitions of NetSoft and Relay, the release of UNIXLink/ HostLink 8.0 late in the second quarter of 1998 and the growth in sales for SupportNow. However, the Company continues to experience pricing pressures on certain of its products. There can be no assurance that revenues will increase at the same rate, or at all, in future periods. See "Factors That May Affect Future Results and Financial
Condition -- Marketing and Distribution" below.

     Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses, excluding the write-off of in-process research and development, have decreased in absolute dollars for the year ended December 31, 1998 compared to 1997 as a result of the restructuring plans initiated in the third quarters of 1998 and 1997 and the resulting reduction of headcount and the closing and/or consolidation of facilities. Operating expenses are expected to remain relatively constant throughout 1999 and may fluctuate as a percentage of net revenues as the Company completes its integration of FTP into its operations and develops and introduces new products which may contribute more significantly to revenue. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

                                                          YEAR ENDED
                                                         DECEMBER 31,              CHANGE
                                                      ------------------      ----------------
                                                       1998        1997         $         %
                                                      ------      ------      ------    ------
                                                               (DOLLARS IN MILLIONS)
Net revenues:
  License fees......................................  $ 55.1      $ 45.8      $  9.3      20.3%
  Services..........................................    16.6        15.7         0.9       5.7%
                                                      ------      ------      ------
          Total net revenues........................  $ 71.7      $ 61.5      $ 10.2      16.5%
As a percentage of net revenues:
  License fees......................................    76.8%       74.4%
  Services..........................................    23.2%       25.6%
                                                      ------      ------
          Total net revenues........................   100.0%      100.0%
Gross margin........................................  $ 68.3      $ 57.4      $ 10.9     (19.0)%
  As a percentage of net revenues...................    95.2%       93.3%
Research and development............................  $ 18.9      $ 20.7      $ (1.8)     (8.7)%
  As a percentage of net revenues...................    26.4%       33.6%
Sales and marketing.................................  $ 39.5      $ 41.5      $ (2.0)     (4.8)%
  As a percentage of net revenues...................    55.1%       67.5%
General and administrative..........................  $ 12.4      $ 10.4      $  2.0      19.2%
  As a percentage of net revenues...................    17.3%       16.9%
Write-off of in-process
  research and development..........................  $  9.5      $ 20.6      $(11.1)    (53.9)%
  As a percentage of net revenues...................    13.2%       33.6%
Restructuring charge................................  $  7.0      $  5.2      $  1.8      34.6%
  As a percentage of net revenues...................     9.7%        8.4%
Interest income.....................................  $  3.5      $  4.6      $ (1.1)    (23.9)%
  As a percentage of net revenues...................     4.9%        7.4%
Equity in income (loss) of
  unconsolidated affiliate..........................  $  1.0      $  1.1      $ (0.1)     (9.1)%
  As a percentage of net revenues...................     1.4%        1.8%
Unrealized gain on investment in
  unconsolidated affiliate..........................  $   --      $  2.2      $ (2.2)      n/a
  As a percentage of net revenues...................      --         3.5%
Gain on sale of investment in
  unconsolidated affiliate..........................  $ 11.7      $   --      $ 11.7       n/a
  As a percentage of net revenues...................    16.3%         --
Provision (benefit) for income taxes................  $  4.4      $ (0.5)     $  4.9    (980.0)%
  Effective tax rate................................     n/a         n/a
Net loss............................................  $(10.0)     $(33.8)     $ 23.8      70.4%

  NET REVENUES

     Historically, substantially all of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with product licenses.

     License fees increased both in absolute dollars and as a percentage of total net revenues during the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase in license fees was primarily attributable to the inclusion of FTP's revenues from the date of acquisition forward, integration of new products from the Company's 1997 acquisitions of NetSoft and Relay, the release of UNIXLink/ HostLink 8.0 late in the second quarter of 1998 and growth in product sales for SupportNow; this increase was partially offset by a decline in sales of the Company's Chameleon products. The increase in service revenues in absolute dollars for the year ended December 31, 1998 as compared to 1997 primarily reflects the growth in the customer base as a result of the aforementioned increase in licenseS.

     The Company has operations worldwide with sales offices located in the United States, Europe, Israel and Japan. International revenues as a percentage of total net revenues were approximately 26% and 23% for the years ended December 31, 1998 and 1997, respectively. The increase in international revenues as a percentage of total net revenues was due to the integration of FTP products, particularly in Europe, with the Company's product lines in the international marketplace. The Company continues to integrate the sales and distribution efforts of the combined Company. There can be no assurance that such integration will be completed expeditiously or successfully.

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

     No customer accounted for more than 10% of net revenues during the years ended December 31, 1998 and 1997.

  GROSS MARGIN

     Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products, costs associated with product packaging, documentation and software duplication and the amortization and write-down of purchased software. Gross margin, in absolute dollars and as a percentage of net revenues, increased between the years ended December 31, 1997 and 1998 primarily as a result of the change in the mix of products sold and significant cost savings obtained from the outsourcing of manufacturing activities beginning in the third quarter of 1998. Cost of service revenues through December 31, 1998 has not been material and is not reported separately.

     Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues. The Company typically recognizes higher gross margins on direct sales than on sales through indirect channels of distribution, which carry lower margins. In 1999, FTP's products, which are sold through lower margin indirect channels, will be included in the Company's results for the entire year.

  RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. The decrease in R&D expenses in absolute dollars and as a percentage of total net revenues for 1998 as compared to 1997 primarily reflects cost savings, particularly in R&D salaries and benefits, associated with the reduction in headcount resulting from the recent restructuring plans announced in the third quarters of 1998 and 1997 as well as the Company's continued efforts to control operating expenses.

     The Company expects that R&D spending in absolute dollars will remain relatively constant for 1999 and, as a percentage of revenues, will fluctuate depending on future revenue levels, acquisitions and licensing of technology.

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

  SALES AND MARKETING

     Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotional expenses and customer service and support costs. The decrease in S&M expenses in absolute dollars and as a percentage of net revenues for the year ended December 31, 1998 as compared to the prior year primarily reflects declines in S&M salaries and benefits related to employee attrition and the 1998 and 1997 restructurings discussed above and reduced advertising expenses, partially offset by increased commissions expense due to the sales growth in 1998.

     The Company believes that S&M expenses will increase significantly in absolute dollars and as a percentage of net revenues during 1999 as the Company launches new products which will be based on the integration of the technologies of FTP with those of the Company, which will require additional advertising and promotion activities. The Company expects that S&M expenses during 1999 as a percentage of total net revenues will fluctuate depending on future revenue levels.

  GENERAL AND ADMINISTRATIVE

     General and administrative ("G&A") expenses increased in absolute dollars and as a percentage of sales for the year ended December 31, 1998 as compared to the prior year due to an increase in G&A salary expense as a result of the NetSoft and FTP acquisitions as well as increased legal expenses associated with defending the lawsuits discussed in Note 5 of the accompanying Notes to Consolidated Financial Statements. The Company has taken steps to address the growth in G&A expenses through the restructuring plan announced in August 1998 and the Company believes that G&A expenses will decrease slightly in absolute dollars and as a percentage of net revenues throughout 1999. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the actions undertaken in the restructuring will not disrupt the Company's remaining operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

  WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT

     As previously discussed, in connection with the acquisitions of all of the outstanding shares of FTP, NSA and Relay during the third quarter of 1998 and the third and fourth quarters of 1997, respectively, the Company acquired a total of $28.1 million in 1998 and $24.4 million in 1997 of intangible assets and purchased technology. Of this amount, $9.5 million in 1998 and $20.6 million in 1997 were reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. These charges were reflected in the Company's Consolidated Statements of Operations for the years ended December 31, 1998 and 1997, respectively.

     The Company allocates values to in-process research and development based on an assessment of research and development projects. The values assigned to those assets are limited to significant research projects for which technological feasibility had not been established. This allocation represents the estimated fair value based on the risk adjusted cash flow of incomplete projects.

     The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the cash flows from the projects and discounting the net cash flows to their present value.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the products can be produced to meet the Company's design requirements, including functions, features, and technical and economic performance requirements.

  RESTRUCTURING CHARGE

     As discussed above, in the third quarters of 1998 and 1997, the Company initiated plans to restructure its operations worldwide.

     In August 1998, the Company announced and initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses and also assumed a $9.7 million restructuring liability in connection with the acquisition of FTP in the third quarter of 1998. The two restructuring plans included a reduction in the Company's worldwide workforce, reduction of office space and closure of domestic and international locations. The Company completed the majority of the restructuring actions by the end of 1998 and expects to complete the remaining items within one year from the date the restructuring plan was initiated. The Company anticipates that the execution of the restructuring plan will require cash expenditures of $13.7 million, which will be funded from internal operations. As of December 31, 1998, the Company had incurred costs totaling approximately $11.5 million relating to restructuring, requiring $9.9 million in cash expenditures.

     In the third quarter of 1997, the Company initiated a plan to restructure its worldwide operations due to business conditions and a need to focus solely on its core competencies. In connection with this plan, the Company recorded a $5.2 million charge to operating expenses in the third quarter of 1997. This plan included a reduction in workforce, closure of international locations and elimination of certain unprofitable product lines. As of December 31, 1997, the Company had incurred costs totaling approximately $4.3 million related to the restructuring. The remaining restructuring actions were completed in the year ended December 31, 1998 and required cash expenditures of approximately $0.9 million.

  INTEREST INCOME

     The decline in interest income for the year ended December 31, 1998 as compared to the prior year is the result of a decrease in cash balances in 1998 prior to the acquisition of FTP. This was due to the cash used to fund operations, cash requirements for restructuring activities and an adjustment to interest income to convert FTP's investments from available for sale to held to maturity. The reductions were partially offset by increases in the Company's cash and investments following the acquisition of FTP and the sale of the Company's 32% interest in NetVision.

  EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED AFFILIATE AND UNREALIZED GAIN ON INVESTMENT IN UNCONSOLIDATED AFFILIATE

     In December 1998, the Company sold its equity interest in NetVision for $17.0 million. The Company's ownership interest prior to the sale was approximately 32%. In connection with this transaction, the Company recorded a gain on the sale of its NetVision stock of $11.7 million, which is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1998.

  PROVISION FOR INCOME TAXES

     The Company recorded a provision for income taxes for the year ended December 31, 1998 of approximately $4.4 million, which consisted primarily of foreign taxes for the gain realized on the sale of its interest in NetVision and an increase to the valuation allowance against the Company's deferred tax asset. For the year ended December 31, 1997, the Company recorded a tax benefit of approximately $0.5 million.

     At December 31, 1998, the Company had a net deferred tax asset of approximately $5.8 million. Realization of the net deferred tax asset is dependent on the Company generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset, however, could be reduced in the near term if actual future taxable income differs from estimated amounts.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

                                                          YEAR ENDED
                                                         DECEMBER 31,              CHANGE
                                                      ------------------      ----------------
                                                       1997        1996         $         %
                                                      ------      ------      ------    ------
                                                               (DOLLARS IN MILLIONS)
Net revenues:
  License fees......................................  $ 45.8      $ 89.3      $(43.5)    (48.7)%
  Services..........................................    15.7        15.3         0.4       2.6%
                                                      ------      ------      ------
          Total net revenues........................  $ 61.5      $104.6      $(43.1)    (41.2)%
  As a percentage of net revenues:
     License fees...................................    74.4%       85.4%
     Services.......................................    25.6%       14.6%
                                                      ------      ------
          Total net revenues........................   100.0%      100.0%
Gross margin........................................  $ 57.4      $ 92.8      $(35.3)    (38.1)%
  As a percentage of net revenues...................    93.3%       88.7%
Research and development............................  $ 20.7      $ 27.9      $ (7.3)    (26.0)%
  As a percentage of net revenues...................    33.6%       26.7%
Sales and marketing.................................  $ 41.5      $ 52.2      $(10.7)    (20.5)%
  As a percentage of net revenues...................    67.5%       49.9%
General and administrative..........................  $ 10.4      $ 11.2      $ (0.8)     (6.9)%
  As a percentage of net revenues...................    16.9%       10.7%
Write-off of in-process research and development....  $ 20.6      $ 13.4      $  7.3      54.2%
  As a percentage of net revenues...................    33.6%       12.8%
Restructuring charge................................  $  5.2      $   --      $  5.2       n/a
  As a percentage of net revenues...................     8.4%         --
Interest income.....................................  $  4.6      $  5.6      $ (1.1)    (18.9)%
  As a percentage of net revenues...................     7.4%        5.4%
Equity in income (loss) of unconsolidated
  affiliate.........................................  $  1.1      $ (1.0)     $  2.2    (213.9)%
  As a percentage of net revenues...................     1.8%        1.0%
Unrealized gain on investment in unconsolidated
  affiliate.........................................  $  2.2      $   --      $  2.2       n/a
  As a percentage of net revenues...................     3.5%         --
Benefit for income taxes............................  $ (0.5)     $ (3.3)     $  2.9     (86.2)%
  Effective tax rate................................     n/a         n/a
Net loss............................................  $(33.8)     $ (5.7)     $(30.2)    491.7%

  NET REVENUES

     License fees decreased substantially both in absolute dollars and as a percentage of total net revenues during the year ended December 31, 1997 as compared to 1996. The decline in license fees was primarily attributable to increased competition and heightened pricing pressures and the Company's lack of success in marketing and selling its products, particularly in the international marketplace. Further, the timing of the NetSoft and Relay acquisitions and the release of the Company's Chameleon HostLink 97 product prevented these events from contributing significantly to revenues during the year ended December 31, 1997. The increase in service revenues as a percentage of total net revenues for the year ended December 31, 1997 as compared to 1996 primarily reflects the decline in the total net revenues base as a result of the aforementioned decline in license fee revenues.

     International revenues as a percentage of total net revenues were approximately 23% and 33% for the years ended December 31, 1997 and 1996, respectively. The decline in international revenues as a percentage of total net revenues was due largely to the Company's lack of success in marketing and selling its products in 1997, particularly in Europe and Japan, the latter of which accounted for the majority of the Company's international revenues during 1996.

     No customer accounted for more than 10% of net revenues during the years ended December 31, 1997 and 1996.

  GROSS MARGIN

     Gross margin, as a percentage of net revenues, increased between the years ended December 31, 1996 and 1997 primarily as a result of decreased packaging and documentation costs as well as the inclusion of a charge in 1996 of $2.7 million for the amortization and write-down of purchased software. The write-off of purchased software primarily resulted from the Company's decision during the fourth quarter of 1996 to discontinue its ChameleonNFS for Mac OS and Xoftware for Mac OS product lines. Amounts incurred for the amortization and write-down of purchased software in 1997 were immaterial. Cost of service revenues through December 31, 1997 was not material and was not reported separately.

  RESEARCH AND DEVELOPMENT

     The decrease in R&D expenses in absolute dollars for the year ended December 31, 1997 as compared to the prior year is primarily the result of cost savings, particularly R&D salaries and benefits, associated with employee attrition during 1997 and the previously discussed 1997 restructuring. The decline in the total net revenues base resulted in the increase in R&D expenses as a percentage of net revenues for the year ended December 31, 1997 as compared to 1996.

  SALES AND MARKETING

     The decrease in S&M expenses in absolute dollars for the year ended December 31, 1997 as compared to the prior year primarily reflects cost savings related to employee attrition during 1997 and the 1997 restructuring and the resulting declines in S&M salaries and benefits, as well as a decline in advertising in 1997 as the Company re-evaluated its marketing and selling strategies. As a percentage of total net revenues for the year ended December 31, 1997 as compared to 1996, the increase in S&M expenses was attributable to the decreased total net revenues base.

  GENERAL AND ADMINISTRATIVE

     G&A expenses decreased in absolute dollars for the year ended December 31, 1997 as compared to the prior year due to cost savings related to employee attrition during 1997 and the 1997 restructuring. As a percentage of total net revenues for the year ended December 31, 1997 as compared to 1996, the increase in G&A expenses was attributable to the decreased total net revenues base in 1997.

  WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisitions of NetSoft and Relay during the third and fourth quarters of 1997, respectively, the Company acquired a total of $24.4 million of intangible assets. Of this amount, $20.6 million was reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. This charge is reflected in the Company's Consolidated Statement of Operations for the year ended December 31, 1997.

     During the fourth quarter of 1996, the Company purchased technology from Applicom Software Industries (1990) Ltd. and U.S. Computer Software, Inc. In management's opinion, neither of these purchased technologies had reached technological feasibility nor had a probable alternative future use. Accordingly, these technology purchases, totaling approximately $13.4 million, were deemed to be in-process research and development and were charged to operations for the year ended December 31, 1996.

  RESTRUCTURING CHARGE

     As discussed above, in the third quarter of 1997, the Company initiated a plan to restructure its operations worldwide. In connection with this plan, a restructuring charge of $5.2 million was recorded in the Company's Consolidated Statement of Operations for the year ended December 31, 1997. The restructuring charge included approximately $1.8 million of employee-related expenses for employee terminations, approximately $2.4 million for the write-off of excess equipment and facilities related expenses associated with the consolidation of operations and approximately $1.0 million for the write-off of intangible assets related to certain unprofitable products. The restructuring plan included the termination of employees worldwide and the reduction in worldwide office space, primarily for the purpose of consolidating certain domestic technical support and engineering locations. No such charges were incurred for the year ended December 31, 1996.

  INTEREST INCOME

     The decline in interest income for the year ended December 31, 1997 as compared to the same period of the prior year is primarily the result of a decrease in aggregate cash and investments from $103.3 million at December 31, 1996 to $69.3 million at December 31, 1997. The increase in interest income as a percentage of total net revenues for the year ended December 31, 1997 as compared to 1996 is attributable to the decreased total net revenues base in 1997.

 EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED AFFILIATE AND UNREALIZED GAIN ON INVESTMENT IN UNCONSOLIDATED AFFILIATE

     In December 1997, NetVision issued an additional 800,000 preferred shares which were sold to Tevel Israel International Communications, Ltd ("Tevel"), an unrelated party, for $10.0 million cash in exchange for a one-third interest in NetVision. As a result of the issuance and sale of these shares by NetVision, the Company's ownership interest in NetVision decreased from 50% to approximately 32%. In connection with this transaction, the Company recorded an unrealized gain on the sale of stock by NetVision of $2.2 million, which is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997.

  BENEFIT FOR INCOME TAXES

     The Company recorded a benefit for income taxes for the years ended December 31, 1997 and 1996 of approximately $0.5 million and $3.3 million, respectively, on a pre-tax loss of $34.2 million and $9.0 million, respectively.

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

     The table below presents the carrying value, market value and related weighted average interest rates for the Company's investment portfolio as of December 31, 1998. All investments mature, by policy, in four years or less.

                                                       CARRYING    MARKET       AVERAGE
                                                        VALUE      VALUE     INTEREST RATE
                                                       --------    ------    -------------
                                                            (IN MILLIONS, EXCEPT FOR
                                                             AVERAGE INTEREST RATES)
Investment Securities:
  Cash equivalents -- fixed rate.....................   $  6.4     $  6.4        5.39%
  Short-term investments -- fixed rate...............     62.5       62.5        5.24%
  Long-term investments -- fixed rate................     33.6       33.9        5.93%
                                                        ------     ------
     Total investment securities.....................    102.5      102.8        5.48%
  Money market funds -- variable rate................      7.1        7.1        5.02%
                                                        ------     ------
          Total interest bearing instruments.........   $109.6     $109.9        5.45%
                                                        ======     ======

  FOREIGN CURRENCY RISK

     The Company transacts business in various foreign currencies, primarily in Europe and Israel. The Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency exposures in certain European countries. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in interest income and, thus, are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income (loss) as a component of interest income. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend upon the currency exchange rates and other factors in effect as the contracts mature.

     The table below provides information as of December 31, 1998 about the Company's forward contracts. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amount (at contract exchange rates) and the contractual foreign currency exchange rates. These forward contracts mature in less than 30 days.

                                                            NOTIONAL     CONTRACT
                                                             AMOUNT        RATE
                                                            ---------    ---------
                                                            (IN THOUSANDS, EXCEPT
                                                                 FOR AVERAGE
                                                               CONTRACT RATES)
Forward contracts:
  British pounds sterling.................................   $  700         0.59
  German deutschemarks....................................   $1,200         1.66
  French francs...........................................   $  275         5.56
  Belgian francs..........................................   $  750        34.25

     The unrealized gain (loss) on the outstanding forward contracts at December 31, 1998 was immaterial to the Company's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at December 31, 1998 was negligible. The realized gain (loss) on these contracts as they matured was not material to the consolidated operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                                                 (IN MILLIONS)
Cash and cash equivalents...................................   $ 43.1      $12.7
Short-term investments......................................   $ 62.5      $36.8
Long-term investments.......................................   $ 33.6      $19.7
Net cash (used in) operating activities.....................   $ (8.6)     $(5.8)
Net cash provided by (used in) investing activities.........   $ 41.9      $(1.9)
Net cash provided by (used in) financing activities.........   $ (2.6)     $ 1.2

     Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, and have aggregate net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit or an equipment lease facility.

     During the year ended December 31, 1998, the Company's aggregate cash and cash equivalents, short-term investments and long-term investments increased from $69.3 million to $139.2 million. This increase was due primarily to the acquisition of FTP in August 1998 and the sale of the Company's interest in NetVision in December 1998.

     Net cash used in operating activities for the year ended December 31, 1998 reflects the Company's cash requirements of the operating loss, partially offset by non-cash operating charges, such as depreciation and amortization, the write-off of in-process research and development and the write-down of assets related to the 1998 restructuring.

     The Company's principal investing activities to date have been the purchase of short-term and long-term investments and business acquisitions. Additionally, during 1998 the Company sold its investment in NetVision, generating cash proceeds of $17 million. The Company does not have any specific commitments with regard to future capital expenditures.

     Net cash used in financing activities in 1998 reflects the repurchase of shares of the Company's common stock for $4.2 million in the open market under the repurchase program described below, partially offset by proceeds from the sale of common stock under the Company's employee stock purchase plan and stock option plans.

     At December 31, 1998, the Company had working capital of $98.1 million. The Company believes that its current cash balances and future operating cash flows will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

     On October 26, 1998, the Company's Board of Directors authorized the repurchase from time to time of up to four million shares of the Company's common stock through open market purchases. During the fourth quarter of 1998, the Company repurchased 2,028,700 shares of its common stock on the open market at an average purchase price of $2.09 per share for a total cost of approximately $4.2 million.

  YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computers systems as the millennium ("Year 2000") approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The risk for the Company exists in four areas as follows: systems used by the Company to run its business; systems used by the Company's suppliers; potential warranty or other claims from the Company's customers; and the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation.

     For the Year 2000 non-compliance issues identified to date, the cost of testing, upgrade, and remediation of the Company's internal systems is approximately $1.3 million. The Company is conducting an ongoing review of its estimated costs; the preliminary investment required for the necessary upgrades and remediation for replacement of certain computer systems is estimated at $800,000. The Company expects to implement upgrades and remediations prior to the end of 1999. If implementation of such systems is delayed, or if significant new non-compliance issues are identified, the Company's business, financial condition or results of operations could be materially adversely affected.

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

     The Company believes its current products are Year 2000 compliant; however, all customer situations cannot be anticipated, particularly those involving third party products. The cost of the additional testing of third party product functionality as recommended by the Company's Year 2000 task force is expected to be approximately $500,000. For these reasons, the impact of customer claims on the Company's results of operations or financial condition cannot be determined at this time.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

  SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

     The Company has experienced, and expects to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others, demand for the Company's products, introduction or enhancements of products by the Company or its competitors, technological changes in computer networking, competitive pricing pressures, market acceptance of new products, customer order deferrals in anticipation of new products and product enhancements, the size and timing of individual product orders, mix of international and domestic revenues, mix of distribution channels through which the Company's products are sold, impact of, or failure to enter into, strategic alliances to promote the Company's products, quality control of products, changes in the Company's operating expenses, personnel changes, foreign currency exchange rates and general economic conditions. In addition, the Company's acquisition of complementary businesses, products or technologies may cause fluctuations in operating results due to in-process research and development charges, the amortization of acquired intangible assets and integration costs, in each case such as those recorded in connection with the acquisition of FTP.

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

  RESTRUCTURING; INTEGRATION OF OPERATIONS OF FTP

     In late August 1998, following its acquisition of FTP, the Company initiated a plan to restructure its worldwide operations in response to adverse business conditions and in connection with the integration of the operations of FTP. The restructuring plan involves both a reduction in the Company's worldwide workforce and the consolidation of certain of the Company's sales and research and development facilities. The majority of the restructuring actions were complete as of December 31, 1998. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the completion of the restructuring will not disrupt the Company's operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

     In addition, the Company continues to integrate the operations of FTP. As indicated below under "-- Risks of Acquisitions," the successful combination of companies in the rapidly changing software industry requires coordination of sales and marketing and research and development efforts and may be more difficult to accomplish than in some other industries. The integration of FTP has involved the integration of geographically separated organizations (in suburban Boston, Massachusetts, Cupertino and Irvine, California, and Haifa, Israel) and personnel with diverse business backgrounds and corporate cultures. The Company believes that such factors, the attention and dedication of management and other resources required to effect the integration and the disruption in the business of FTP resulting from the announcement and consummation of the acquisition may have contributed to an interruption and loss of momentum in FTP'S business activities, and that the Company's ability to maintain or increase revenues from the sale of FTP's products will depend in part on its ability to effectively respond to these factors.

  RISKS OF ACQUISITIONS

     The Company's merger and acquisition transactions, including the recent acquisition of FTP, have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the Company's product offerings, attract key personnel and strengthen the Company's presence in the international and OEM marketplace. Product and technology acquisitions entail numerous risks, including the diversion of management's attention away from day-to-day operations, difficulties in the assimilation of acquired operations and personnel (such as sales, engineering and customer support), the integration of acquired products with existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies and the difficulty of presenting a unified corporate image.

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

  CHANGES IN PERSONNEL

     The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley and Orange County in California, the suburban Boston area and Haifa, Israel. During the latter half of 1996 and throughout 1997 and 1998, the Company (and, prior to the acquisition, FTP) experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of the Company's 1997 and 1998 restructurings and acquisitions and the Company's results of operations during 1997. Managing employee attrition, integrating acquired operations and products and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources and increases the difficulty of hiring, training and assimilating new employees. Any failure of the Company to retain and attract qualified employees or to train or manage its management and employee base could have a material adverse effect on its business, financial condition and results of operations.

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

     Because certain of the Company's products incorporate software and other technologies developed and maintained by third parties, the Company is, to a certain extent, dependent upon such third parties' ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party technologies currently offered in conjunction with its products if those technologies become unavailable to it or obsolete or incompatible with future versions of the Company's products or market standards. For example, substantially all of NetManage's net revenues have been derived from the sales of products that provide internetworking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of certain of the Company's products would be materially adversely affected by developments adverse to Microsoft or Windows. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide on a timely basis products compatible with future Windows releases.

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

     The Company's connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, Novell and Sun Microsystems, Inc., as well as smaller networking software companies such as Hummingbird Communications Ltd. The Company also faces competition from makers of terminal emulation software such as Attachmate Corporation, Wall Data, Inc. and WRQ, Inc.. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name or product recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. There can be no assurance that the Company will be able to provide new products that compare favorably with the new products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company has experienced price declines for its products in 1998 and 1997. Any further material reduction in the price of the Company's products would require the Company to increase unit sales in order to maintain revenues at existing levels. There can be no assurance that the Company will be successful in doing so.

     The Company's competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company's products. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 95 and Windows NT operating systems. The Company has products which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on the Company's business, financial condition or results of operations.

  EURO CURRENCY

     The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. The Company has assessed the issues raised by the introduction and made changes to its internal systems in connection with the initial introduction of the Euro. Any delays in the Company's ability to be Euro-compliant could have an adverse impact on the Company's business, financial condition or results of operations. The Company expects that introduction and use of the Euro will affect the Company's foreign exchange and hedging activities, and may result in increased fluctuations in foreign currency hedging results.

  MARKETING AND DISTRIBUTION

     Historically, the Company has relied significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. The agreements in place with these organizations are generally non-exclusive. These organizations are not within the control of the Company, may represent other product lines in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that such organizations will give a high priority to the marketing of the Company's products, and such organizations may give a higher priority to other products, which may include those of the Company's competitors. Actions of this nature by such organizations could result in a lower sales effort being applied to the Company's products and a consequent reduction in the Company's operating results. The Company's results of operations can also be materially adversely affected by changes in the inventory strategies of its resellers, which can occur rapidly and in many cases may not be related to end user demand. As part of its continued strategy of selling through multiple distribution channels, the Company expects to continue its use of indirect distribution channels, particularly value added resellers and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total revenues during 1999 and beyond, as a result of the acquisition of FTP or to increase market penetration. Any material increase in the Company's indirect sales as a percentage of revenues may adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract or retain resellers and distributors who will be able to market the Company's products effectively, will be qualified to provide timely and cost-effective customer support and service or will continue to represent the Company's products, and any inability on the part of the Company to recruit or retain important resellers or distributors could adversely affect the Company's business, financial condition or results of operations.

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

  GLOBAL MARKET RISKS

     The Company derived approximately 26% of net revenues from international sales during the year ended December 31, 1998. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see "-- Government Regulation and Legal Uncertainties" below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency exchange rate fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations. In addition, the recent financial difficulties of some international economies could result in reduced revenue from sales to customer locations in such areas.

  YEAR 2000 COMPLIANCE

     The Company currently estimates that it will incur expenses of up to $1.3 million in connection with the upgrade and remediation of non-critical internal computer systems and testing of its software products for compliance with Year 2000. However, there can be no assurance that the Company will be able to implement these upgrades successfully, and the Company's estimates of expenses may be incorrect due to unknown defects in its systems. If the Company's review of its Year 2000 readiness did not uncover all Year 2000 problems and the Company does not have a contingency plan to address this risk and it could suffer, be adversely affected, or be required to expend additional resources to resolve those problems. See "Liquidity and Capital Resources -- Year 2000 Compliance" above. In addition, many of the Company's products are designed to function with legacy systems, many of which may not be Year 2000 compliant. Failures of these legacy systems to be Year 2000 compliant may reduce demand for the Company's products and adversely affect the Company's business, financial condition or results of operations. The Company is also relying on assurances from suppliers that they and their products are prepared for the Year 2000. However, there can be no assurance that statements from vendors are reliable, since the Company has not independently investigated its vendors' assertions about their products. Any failure to be Year 2000 compliant on the Company's vendors or customers could adversely affect the Company's business, financial condition or results of operations.

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

  LITIGATION

     The Company and certain of its subsidiaries are currently parties to class action lawsuits filed by holders or former holders of each company's common stock. See Note 5 of the accompanying Notes to the Consolidated Financial Statements. There can be no assurance that the Company or its subsidiaries will be able to prevail in the lawsuits or that adverse outcomes in one or more of these proceedings will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

     The Company has experienced, and expects to experience in future periods, significant fluctuations in operating results that may be caused by many factors, including, among others, those described above within "Factors That May Affect Future Results and Financial Condition." The Company's future revenues and results of operations could be subject to significant volatility and may also be unpredictable due to shipment patterns typical of the software industry. A significant percentage of the Company's revenues are generally recognized in the third month of each quarter and tend to occur in the latter half of that month. The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

                                                   1997                                     1998
                                  --------------------------------------   --------------------------------------
                                  MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                  -------   -------   --------   -------   -------   -------   --------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues....................  $16,379   $12,701   $ 13,556   $18,888   $17,313   $14,540   $ 17,088   $22,785
Gross margin....................   15,254    11,802     12,667    17,708    16,322    13,836     16,541    21,611
Income (loss) from
  operations(1).................   (3,785)   (6,198)   (28,432)   (3,659)     (541)   (3,686)   (18,170)      572
Net income (loss)...............   (2,739)   (4,458)   (26,902)      434       531    (2,704)   (16,388)    8,568
Net income (loss) per share,
  diluted.......................  $ (0.06)  $ (0.10)  $  (0.62)  $ (0.01)  $  0.01   $ (0.06)  $  (0.29)  $  0.12
Weighted average common shares,
  diluted.......................   43,182    43,328     43,454    44,057    43,903    44,158     56,591    69,000
Price range per common
  share(2)......................  $  2.78-  $  2.53-  $   2.75-  $  2.19-  $  2.59-  $  2.66-  $   0.97-  $  0.97-
                                  $  6.47   $  3.75   $   4.28   $  4.94   $  4.59   $  4.16   $   3.25   $  3.00

---------------
(1) Loss from operations includes write-offs of in-process research and development of $16.0 million, $4.6 million and $9.5 million for the quarters ended September 30, 1997, December 31, 1997 and September 30, 1998, respectively.

(2) The Company's common stock is traded on the Nasdaq National Market under the symbol NETM. Price range per share is based on the quarterly high and low closing prices for the Company's common stock as reported by Nasdaq. As of February 26, 1999, there were 1,070 stockholders of record of the Company's common stock.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by Item 7A is incorporated by reference from the section entitled "Disclosures about Market Risk" found above, under Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Public Accountants..................   33
  Consolidated Balance Sheets at December 31, 1998 and
     1997...................................................   34
  Consolidated Statements of Operations --
     Years ended December 31, 1998, 1997 and 1996...........   35
  Consolidated Statements of Other Comprehensive Loss --
     Years ended December 31, 1998, 1997 and 1996...........   36
  Consolidated Statements of Stockholders' Equity --
     Years ended December 31, 1998, 1997 and 1996...........   37
  Consolidated Statements of Cash Flows --
     Years ended December 31, 1998, 1997 and 1996...........   38
  Notes to Consolidated Financial Statements................   39
Financial Statement Schedules:
  II Valuation and Qualifying Accounts......................   59

     All other schedules are omitted because they are not required or the required information is shown in the accompanying consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NetManage, Inc.:

        We have audited the accompanying consolidated balance sheets of NetManage, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, other comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetManage, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 26, 1999

                                NETMANAGE, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                      ASSETS                  --------------------
                                                                1998        1997
                                                              --------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 43,104    $ 12,706
  Short-term investments....................................    62,539      36,845
  Accounts receivable, less allowances of $3,859 and $1,375,
     respectively...........................................    19,234      13,408
  Prepaid expenses and other current assets.................    15,695      15,726
                                                              --------    --------
          Total current assets..............................   140,572      78,685
                                                              --------    --------
PROPERTY AND EQUIPMENT, at cost:
  Computer software and equipment...........................    10,117      13,010
  Furniture and fixtures....................................     4,877       5,512
  Leasehold improvements....................................     2,408       1,308
                                                              --------    --------
                                                                17,402      19,830
  Less -- Accumulated depreciation..........................   (10,268)    (10,999)
                                                              --------    --------
     Net property and equipment.............................     7,134       8,831
                                                              --------    --------
LONG-TERM INVESTMENTS.......................................    33,606      19,734
GOODWILL AND OTHER INTANGIBLES, net.........................    18,971       3,293
OTHER ASSETS................................................     1,470       9,050
                                                              --------    --------
                                                              $201,753    $119,593
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $  4,444    $  1,674
  Accrued liabilities.......................................    12,372       5,185
  Accrued payroll and payroll-related expenses..............     4,938       4,804
  Deferred revenue..........................................    14,025       9,118
  Income taxes payable......................................     6,680       2,362
                                                              --------    --------
          Total current liabilities.........................    42,459      23,143
                                                              --------    --------
LONG-TERM LIABILITIES.......................................       134         363
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value --
     Authorized -- 125,000,000 shares
     Issued -- 69,377,177 and 43,752,930 shares,
      respectively
     Outstanding -- 67,348,477 and 43,752,930 shares,
      respectively..........................................       693         438
  Treasury stock, at cost -- 2,028,700 and zero shares,
     respectively...........................................    (4,246)         --
  Additional paid-in capital................................   168,301      91,564
  Retained earnings (accumulated deficit)...................    (3,972)      5,996
  Accumulated other comprehensive loss......................    (1,616)     (1,911)
                                                              --------    --------
          Total stockholders' equity........................   159,160      96,087
                                                              --------    --------
                                                              $201,753    $119,593
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
NET REVENUES:
  License fees.............................................  $ 55,114    $ 45,795    $ 89,334
  Services.................................................    16,613      15,729      15,262
                                                             --------    --------    --------
          Total net revenues...............................    71,727      61,524     104,596
COST OF REVENUES...........................................     3,416       4,093      11,837
                                                             --------    --------    --------
GROSS MARGIN...............................................    68,311      57,431      92,759
                                                             --------    --------    --------
OPERATING EXPENSES:
  Research and development.................................    18,882      20,670      27,938
  Sales and marketing......................................    39,453      41,455      52,167
  General and administrative...............................    12,445      10,428      11,198
  Write-off of in-process research and development.........     9,500      20,643      13,384
  Amortization of goodwill.................................     2,817       1,137       1,526
  Restructuring charge.....................................     7,031       5,172          --
  Acquisition costs........................................        --          --         199
                                                             --------    --------    --------
          Total operating expenses.........................    90,128      99,505     106,412
                                                             --------    --------    --------
LOSS FROM OPERATIONS.......................................   (21,817)    (42,074)    (13,653)
INTEREST INCOME............................................     3,474       4,562       5,625
EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED
  AFFILIATE................................................     1,027       1,145      (1,005)
UNREALIZED GAIN ON INVESTMENT IN UNCONSOLIDATED
  AFFILIATE................................................        --       2,152          --
GAIN ON SALE OF INVESTMENT IN UNCONSOLIDATED AFFILIATE.....    11,748          --          --
                                                             --------    --------    --------
LOSS BEFORE INCOME TAXES...................................    (5,568)    (34,215)     (9,033)
PROVISION (BENEFIT) FOR INCOME TAXES.......................     4,400        (460)     (3,328)
                                                             --------    --------    --------
NET LOSS...................................................  $ (9,968)   $(33,755)   $ (5,705)
                                                             ========    ========    ========
NET LOSS PER SHARE:
  Basic....................................................  $  (0.19)   $  (0.78)   $  (0.13)
  Diluted..................................................  $  (0.19)   $  (0.78)   $  (0.13)
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
  Basic....................................................    53,205      43,385      42,341
  Diluted..................................................    53,205      43,385      42,341

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1998       1997      1996
                                                              -------   --------   -------
Net loss....................................................  $(9,968)  $(33,755)  $(5,705)
Other comprehensive income (loss):
  Foreign currency translation adjustments..................      295       (827)     (694)
                                                              -------   --------   -------
Other comprehensive loss....................................  $(9,673)  $(34,582)  $(6,399)
                                                              =======   ========   =======

   See accompanying notes to the condensed consolidated financial statements.

                                NETMANAGE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 ACCUMULATED
                                     COMMON STOCK       ADDITIONAL                  OTHER
                                 --------------------    PAID-IN     RETAINED   COMPREHENSIVE
                                   SHARES     AMOUNT     CAPITAL     EARNINGS       LOSS         TOTAL
                                 ----------   -------   ----------   --------   -------------   --------
BALANCE, DECEMBER 31, 1995.....  41,660,332   $   417    $ 83,520    $ 45,850      $  (390)     $129,397
Sale of common stock under
  employee stock purchase
  plan.........................     226,124         2       1,868           -            -         1,870
Exercise of stock options......     666,399         7       2,831           -            -         2,838
Income tax benefit from stock
  option transactions..........           -         -         642           -            -           642
Pooling of interests with
  Maximum Information, Inc.....     590,448         6         334        (394)           -           (54)
Issuance of common stock for
  purchase of technology.......     121,997         1         999           -            -         1,000
Repurchase of common stock from
  employees for cash...........    (116,950)       (2)         (1)          -            -            (3)
Translation adjustment.........           -         -           -           -         (694)         (694)
Net loss.......................           -         -           -      (5,705)           -        (5,705)
                                 ----------   -------    --------    --------      -------      --------
BALANCE, DECEMBER 31, 1996.....  43,148,350       431      90,193      39,751       (1,084)      129,291
Sale of common stock under
  employee stock purchase
  plan.........................     343,142         4         785           -            -           789
Exercise of stock options......     272,035         3         437           -            -           440
Income tax benefit from stock
  option transactions..........           -         -         149           -            -           149
Repurchase of common stock from
  employees for cash...........     (10,597)        -           -           -            -             -
Translation adjustment.........           -         -           -           -         (827)         (827)
Net loss.......................           -         -           -     (33,755)           -       (33,755)
                                 ----------   -------    --------    --------      -------      --------
BALANCE, DECEMBER 31, 1997.....  43,752,930       438      91,564       5,996       (1,911)       96,087
Sale of common stock under
  employee stock purchase
  plan.........................     519,698         5         964                        -           969
Exercise of stock options......     337,909         3         618                        -           621
Common stock issued in
  connection with FTP
  acquisition..................  24,766,640       247      74,042           -            -        74,289
Issuance of NetManage options
  in exchange for FTP
  options......................           -         -       1,113           -            -         1,113
Repurchase of common stock for
  cash.........................  (2,028,700)   (4,246)          -           -            -        (4,246)
Translation adjustment.........           -         -           -           -          295           295
Net loss.......................           -         -           -      (9,968)           -        (9,968)
                                 ----------   -------    --------    --------      -------      --------
BALANCE, DECEMBER 31, 1998.....  67,348,477   $(3,553)   $168,301    $ (3,972)     $(1,616)     $159,160
                                 ==========   =======    ========    ========      =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................  $ (9,968)   $(33,755)   $ (5,705)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization.........................    10,060       8,204       9,846
     Provision for doubtful accounts and returns...........       378         268         886
     Equity in (income) losses of unconsolidated
       affiliate...........................................    (1,027)     (1,145)      1,005
     Gain on sale of interest in unconsolidated
       affiliate...........................................   (11,748)
     Write-off of in-process research and development......     9,500      20,643      13,384
     Write-down of assets related to restructure...........     1,511       1,831          --
     Write-down of purchased technology to net realizable
       value...............................................        --          --       1,248
     Unrealized gain on investment in unconsolidated
       affiliate...........................................        --      (2,152)         --
     Changes in assets and liabilities, net of business
       combinations:
       Accounts receivable.................................    (2,603)      6,688       5,611
       Prepaid expenses and other current assets...........     6,763      (1,012)     (6,201)
       Other assets........................................    (5,252)
       Accounts payable....................................    (1,228)     (1,447)     (2,689)
       Accrued liabilities, payroll and payroll-related
          expenses.........................................    (5,935)     (2,838)       (330)
       Deferred revenue....................................        70      (4,034)     (2,094)
       Income taxes payable................................       833       2,918      (1,268)
                                                             --------    --------    --------
          Net cash provided by (used in) operating
            activities.....................................    (8,646)     (5,831)     13,693
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments......................   (96,628)    (27,395)    (44,201)
  Proceeds from maturities of short-term investments.......    95,586      36,320      45,045
  Purchases of long-term investments.......................   (37,915)    (23,925)    (32,841)
  Proceeds from maturities of long-term investments........    35,935      40,675      23,205
  Proceeds from sale of investment in unconsolidated
     affiliate.............................................    17,000          --          --
  Purchases of property and equipment......................    (1,115)       (326)     (4,716)
  Acquisition of businesses, net of cash acquired..........    29,157     (26,651)     (1,325)
  Acquisition of in-process research and development.......        --          --     (11,384)
  Purchases of technology and other intangible assets......        --        (530)     (2,668)
  Investment in unconsolidated affiliate...................       (33)        (58)     (1,929)
                                                             --------    --------    --------
          Net cash provided by (used in) investing
            activities.....................................    41,987      (1,890)    (30,814)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of issuance
     costs.................................................     1,590       1,229       4,708
  Repurchase of common stock...............................    (4,246)         --          (3)
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................    (2,656)      1,229       4,705
                                                             --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................      (287)       (285)       (694)
                                                             --------    --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................    30,398      (6,777)    (13,110)
CASH AND CASH EQUIVALENTS, beginning of year...............    12,706      19,483      32,593
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year.....................  $ 43,104    $ 12,706    $ 19,483
                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Income taxes..........................................  $     71    $    358    $  2,852

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND ORGANIZATION:

     NetManage, Inc. (the "Company") develops, markets and supports PC connectivity software, offering Windows applications for connecting to UNIX, AS/400 and mainframe host systems. The Company's mission is to provide global connectivity products that greatly improve the communication between personal computers and legacy systems regardless of where PCs are located. The Company also provides remote access, application sharing and help desk technology in its OpSession and SupportNow products and its newly introduced DemoNow Product.

     Substantially all of the Company's net revenues have been derived from the sales of products that provide internetworking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products would be materially adversely affected by market developments adverse to Microsoft or Windows. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide products compatible with future Windows releases on a timely basis.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's investment in NetVision, Ltd. ("NetVision") was accounted for using the equity method prior to its sale in December 1998 (see Note 3).

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

  Foreign Currency Translation and Foreign Exchange Contracts

     The functional currency of the Company's foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. The Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on those balance sheet accounts denominated in foreign currency, other than the entities' local currency, that give rise to transaction gains or losses. The notional amount of the forward contracts was approximately $2.9 million, $1.9 million and $2.9 million at December 31, 1998, 1997 and 1996, respectively. The 1998 contracts expired on January 30, 1998. Gains and losses on foreign exchange contracts were immaterial for the years ended December 31, 1998, 1997 and 1996.

                                NETMANAGE, INC.

  Revenue Recognition

     During the quarter ended March 31, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 1998.

     License fees are earned under software license agreements to end-users and resellers and are generally recognized as revenue upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed and determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. The Company offers its customers a 30-day right of return on sales and records an estimate of such returns at the time of product delivery based on historical experience. To date, such returns have been insignificant. Certain of the Company's sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor. The Company's international distributors generally do not have return rights and, as such, the Company generally recognizes sales to international distributors upon shipment, if all other revenue recognition criteria has been met.

     Service revenues consist of fees for providing system updates for existing software products, user documentation and technical support, generally under annual service agreements, and are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services is unbundled and recognized ratably over the related service period. The cost of service revenues is not material and is included in cost of revenues in the accompanying Consolidated Statements of Operations.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Short-term and Long-term Investments

     The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's investments are classified as held-to-maturity and are valued using the amortized cost method. The Company's investments mature at various dates through October 2002. Investments with a maturity of greater than one year from the balance sheet date are classified as long-term investments. At December 31, 1998 and 1997, the fair value of the investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the investments was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of the Company's investments by major security type consisted of the following as of December 31, 1998 and 1997 (in thousands):

                       DESCRIPTION                          1998       1997
                       -----------                         -------    -------
Municipal bonds..........................................  $23,938    $44,754
Auction rate securities..................................   26,684      3,500
Corporate bonds..........................................   20,687      4,313
Government securities....................................   24,836      4,000
CDs/Bankers acceptance notes.............................       --         12
                                                           -------    -------
                                                           $96,145    $56,579
                                                           =======    =======

                                NETMANAGE, INC.

  Property and Equipment

     Property and equipment are recorded at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized, other repairs and maintenance are expensed. Depreciation is computed using the straight-line method over the following estimated useful lives:

                  CLASSIFICATION                                LIFE
                  --------------                                ----
Computer software and equipment...................  2 to 3 years
Furniture and fixtures............................  5 years
Leasehold improvements............................  Shorter of the lease term or the estimated useful life

  Goodwill

     Goodwill arising from the Company's acquisitions (see Note 3) is amortized on a straight-line basis over two to seven years. Accumulated amortization was approximately $5.9 million and $3.1 million at December 31, 1998 and 1997, respectively.

  Software Development Costs

     Software development costs are accounted for in accordance with SFAS No. 86, "Accounting for of Computer Software to be Sold, Leased or Otherwise Marketed," under which capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as the development of a working model and further defines as the development of a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Such costs are reported at the lower of unamortized cost or net realizable value. Amortization of purchased software is generally computed on a straight-line basis over one to five years or, if less, the estimated remaining economic life of the underlying products. To date, internal software development costs that were eligible for capitalization have not been significant and the Company has charged all software development costs to research and development as incurred.

     For the years ended December 31, 1998, 1997 and 1996, approximately $.1 million, $.4 million and $2.7 million, respectively, is included in the accompanying Consolidated Statements of Operations in cost of revenues for the amortization and write-down to net realizable value of software purchased and capitalized during 1996 and 1997. Prior to 1996, purchased software costs eligible for capitalization had not been significant and the Company charged all such costs to research and development as incurred.

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

  Net Loss Per Share

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute net loss per share under two different methods, basic and diluted. Basic net loss per share data has been computed using the weighted average number of shares of common stock outstanding

                                NETMANAGE, INC.

during the periods. Diluted net loss per share data has been computed using the weighted average number of shares of common stock and dilutive potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the years ended December 31, 1998, 1997 and 1996, the number of shares used in the computation of diluted earnings per share were the same as those used for the computation of basic earnings per share. Potentially dilutive securities of 5,444,330, 3,613,521 and 4,270,780 were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the years ended December 31, 1998, 1997 and 1996, respectively.

  New Accounting Standards

     During 1998, the Company adopted SFAS No. 130, "Comprehensive Income." SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that discloses the new measure of income. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have previously been excluded from net income and reflected instead in stockholders' equity.

     During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e. the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1998 and may be adopted as of the beginning of any fiscal quarter after June 15, 1998. The Company plans to adopt SFAS No. 133 in the first quarter of 1999 and does not believe that its adoption will have a material effect on the Company's financial statements.

     In December 1998, the AICPA issued SOP 98-9, "Modification of 97-2, Software Revenue Recognition, with respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and extends the effective date for SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not believe that the adoption of SOP 98-9 will have a material impact on its financial condition or results of operations.

3. ACQUISITIONS AND OTHER INVESTMENTS:

     On August 27, 1998, the Company acquired all of the outstanding shares of common stock of FTP Software, Inc. ("FTP"). Each outstanding share of the common stock of FTP, and each associated junior preferred stock purchase right, was converted into 0.72767 of a share of the Company's common stock. Outstanding FTP options were converted into options to purchase shares of the Company's common stock at the same conversion rate, with appropriate corresponding changes to the exercise price. As a result, 34,035,463 shares of FTP common stock outstanding immediately prior to the merger were converted into approximately 24,766,640 shares of the Company's common stock and options to acquire approximately 5,587,528 shares of FTP common stock were assumed by the Company and converted into options to purchase approximately 4,065,351 shares of the Company's common stock. The total purchase price for the acquisition was approximately $78.3 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of FTP from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

                                NETMANAGE, INC.

     The aggregate purchase price for the acquisition of FTP is computed as follows (in thousands):

Value of NetManage common stock issued.....................  $74,042
Value of options assumed...................................    1,113
Acquisition costs..........................................    3,157
                                                             -------
                                                             $78,312
                                                             =======

     The purchase price is allocated as follows (in thousands):

Cash and investments......................................  $ 61,249
Other current assets......................................    10,138
Equipment.................................................     5,838
Intangible assets.........................................    18,584
In-process research and development.......................     9,500
Current liabilities assumed, including FTP related
  restructuring items.....................................   (26,997)
                                                            --------
  Net assets acquired.....................................  $ 78,312
                                                            ========

     In connection with the acquisition of FTP, the Company allocated $9.5 million of the purchase price to incomplete research and development projects. The Company used an independent third-party appraiser to assess and allocate a value to the in-process research and development. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles of $18.6 million, consisting of goodwill and developed technology, are included in goodwill and other intangibles in the accompanying balance sheets and are being amortized over their estimated useful lives of five to seven years.

     As of the acquisition date, FTP's significant ongoing research and development projects included next-generation versions and development of new product technologies. At the time of the acquisition, these projects had estimated completion percentages ranging from 58% to 74%, estimated technology lives of five to seven years, and projected product introduction dates between the end of 1998 and the first six months of 1999. The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features, and technical and economic performance requirements.

     The Company allocated value to the in-process research and development based on an assessment of the R&D projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of FTP's next-generation technologies and products. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The Company used a discount rate of 20% for the calculation of present value of cash flows. The discount rate used for the in-process technology was higher than the Company's weighted average cost of capital due to the risk of realizing cash flows from projects that had yet to reach technological feasibility.

     The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Future revenue estimates were aggregated into four product categories: 16-bit, 32-bit, Web-based, and other. Web-based product revenues were

                                NETMANAGE, INC.

estimated to increase at a compound annual rate of approximately 50% for fiscal years 1999 through 2002, stabilizing at 10% growth after 2002.

     Operating expenses used in the valuation analysis of FTP included: (i) cost of sales, (ii) selling, general and administrative expenses, and (iii) research and development expenses. Operating expenses were estimated based on data provided by management. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

     The following unaudited pro forma financial information shows the results of operations for the years ended December 31, 1998 and 1997 as if the acquisition of FTP had occurred at the beginning of the periods presented and at the same aggregate purchase price. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma financial data for the year ended December 31, 1998 combines the Company's results for the year ended December 31, 1998 with the results of FTP for the period from January 1, 1998 through the date of acquisition (August 26, 1998.) The pro forma financial data for 1997 combines the Company's results of operations with FTP's results of operations for the year ended December 31, 1997. The following unaudited pro forma financial data includes the straight-line amortization of intangibles over a period of five to seven years and excludes the charge for in-process research and development (in thousands, except per share amounts):

                                                        YEARS ENDED DECEMBER 31,
                                                        -------------------------
                                                           1998          1997
                                                        ----------    -----------
Revenue...............................................   $ 96,545      $ 129,258
Net loss..............................................   $(11,319)     $ (90,354)
Net loss per share, diluted...........................   $  (0.18)     $   (1.33)
Weighted average common shares, diluted...............     61,940         68,010

     In December 1998, the Company sold its equity interest in NetVision for $17.0 million. The Company's ownership interest prior to the sale was approximately 32%. In connection with this transaction, the Company recorded a gain on the sale of stock by NetVision of $11.7 million, which is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1998.

     In December 1997, NetVision issued an additional 800,000 preferred shares which were sold to Tevel Israel International Communications, Ltd., an unrelated party, for $10.0 million cash in exchange for a one-third interest in NetVision. As a result of the issuance and sale of these shares by NetVision, the Company's ownership interest in NetVision decreased from 50% to approximately 32%. In connection with this transaction, the Company recorded an unrealized gain on NetVision's sale of stock of $2,152,000, which is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997. The investment in NetVision of approximately $5.0 million was included in other assets in the accompanying Consolidated Balance Sheets at December 31, 1997.

     In July 1995, the Company had agreed to an investment by Elron Electronics, Ltd. ("Elron") in NetVision. Following the investment by Elron, the Company's ownership interest in NetVision decreased from 100% to 50%.

     A director of the Company also serves as the Chairman of the Board of Directors, President and Chief Executive Officer of Elron. Elron holds an investment in the common stock of the Company representing approximately 1% of the Company's outstanding shares as of December 31, 1998.

     In November 1997, the Company acquired all of the outstanding shares of Relay Technology, Inc. ("Relay"), a privately-held company primarily engaged in the development, marketing and support of network connectivity, file transfer and terminal emulation software for $4.2 million in cash. The acquisition was accounted for as a purchase, and accordingly, the results of Relay from the date of acquisition forward

                                NETMANAGE, INC.

have been recorded in the Company's consolidated financial statements. In connection with the purchase, net intangibles of approximately $5.8 million were acquired, of which $4.6 million is reflected as a charge to operations for the write-off of in-process research and development that had not yet reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible of $1.2 million, consisting of goodwill, is included in goodwill and other intangibles in the accompanying balance sheets and is being amortized over its estimated useful life of two years. Comparative pro forma financial information has not been presented as the results of Relay are not material to the Company's consolidated financial statements.

     In July 1997, the Company acquired all of the outstanding shares of Network Software Associates, Inc. ("NSA") for $26.0 million in cash. NSA is a holding company for NetSoft ("NetSoft"), a privately-held company specializing in the development, marketing and support of PC-to-Host connectivity software solutions. The acquired company hereinafter will be referred to as NetSoft. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of NetSoft from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $18.6 million were acquired, of which $16.0 million was reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible of $2.6 million, consisting of goodwill, is included in goodwill and other intangibles in the accompanying balance sheets and is being amortized over its estimated useful life of two years.

     In connection with the NetSoft acquisition, net assets acquired were as follows (in thousands):

Cash and cash equivalents..................................  $ 2,719
Trade accounts receivable and other current assets.........    8,802
Intangibles, including in-process research and
  development..............................................   18,589
Property, equipment and other long-term assets.............    2,733
Current liabilities assumed................................   (6,224)
Long-term liabilities......................................     (619)
                                                             -------
  Net assets acquired......................................  $26,000
                                                             =======

     The following unaudited pro forma financial information shows the results of operations for the years ended December 31, 1997 and 1996 as if the NetSoft acquisition had occurred at the beginning of each of the years presented and at the purchase price established in July 1997. The pro forma financial data includes the straight-line amortization of intangibles over a two-year period and excludes the charge for in-process research and development. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective years presented or of the future operations of the combined companies.

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            1997          1996
                                                         ----------    ----------
                                                              (IN THOUSANDS)
Revenue................................................   $ 81,103      $134,214
Net loss...............................................   $(35,137)     $ (4,565)
Net loss per share, diluted............................   $  (0.80)     $  (0.11)
Weighted average common shares, diluted................     43,385        42,341

     In November 1996, the Company purchased collaborative computing software technology from Applicom Software Industries (1990) Ltd. ("Applicom") for cash consideration of approximately $10.0 million. In the opinion of management, the purchased technology had not reached technological

                                NETMANAGE, INC.

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

4. RESTRUCTURING OF OPERATIONS

     In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. The restructuring charge includes approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities are downsized or closed, facilities-related expenses associated with the consolidation of redundant operations and $1.5 million of employee-related expenses for employee terminations. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of acquisition was assumed by the Company in connection with the acquisition. The two restructuring plans included a reduction in the Company's worldwide workforce, reduction of office space, and the closure of four domestic locations, all of FTP's international facilities and additional NetManage international locations. The reduction in force involved approximately 150 employees. Asset related write-offs primarily relate to leasehold improvements, computers, and communications equipment which would no longer be used when facilities were closed or downsized and headcount was reduced. The Company completed the majority of the restructuring actions by the end of 1998 and expects to complete the remaining items within one year from the date the restructuring plan was initiated. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $13.7 million, which is expected to be funded from internal operations. As of December 31, 1998, the Company had incurred costs totaling approximately $11.5 million related to the restructuring, which required $9.9 million in cash expenditures. Accrued liabilities at December 31, 1998 included the remaining reserve related to these restructuring plans of approximately $5.2 million.

     The following table lists the components of the NetManage restructuring accrual for the year ended December 31, 1998 (in thousands):

                                               EMPLOYEE    EXCESS      EXCESS
                                                COSTS      ASSETS    FACILITIES     TOTAL
                                               --------    ------    ----------    -------
Reserve provided.............................  $ 1,500     $1,500     $ 4,031      $ 7,031
Reserve utilized in 1998.....................   (1,071)      (411)     (1,534)      (3,016)
                                               -------     ------     -------      -------
Balance at December 31, 1998.................  $   429     $1,089     $ 2,497      $ 4,015
                                               =======     ======     =======      =======

                                NETMANAGE, INC.

     The following table lists the components and activity of the FTP restructuring accrual of $9.7 million, assumed by the Company in connection with the acquisition, for the year ended December 31, 1998 (in thousands):

                                              EMPLOYEE    EXCESS       EXCESS
                                               COSTS      ASSETS     FACILITIES     TOTAL
                                              --------    -------    ----------    -------
Reserve balance at date of acquisition......  $ 5,784     $ 1,174     $ 2,763      $ 9,721
Reserve utilized in 1998....................   (5,622)     (1,174)     (1,716)      (8,512)
                                              -------     -------     -------      -------
Balance at December 31, 1998................  $   162     $    --     $ 1,047      $ 1,209
                                              =======     =======     =======      =======

     In the third quarter of 1997, the Company initiated a plan to restructure its operations worldwide due to business conditions. The plan was intended to realign the Company to focus solely on its core competencies -- UNIX, AS/400 midrange and IBM mainframe connectivity. In connection with this plan, the Company recorded a $5.2 million charge to operating expenses. The restructuring charge included approximately $1.8 million of estimated employee-related expenses for employee terminations, approximately $2.4 million for the write-off of excess equipment and facilities-related expenses associated with the consolidation of operations and approximately $1.0 million for the write-off of intangible assets related to certain unprofitable products. The restructuring plan included the termination of employees worldwide and reduction in worldwide office space, which primarily consisted of the consolidation of sales offices in Europe resulting from the acquisition of NetSoft in the third quarter of 1997 as well as the consolidation of certain domestic technical support and engineering locations. As of December 31, 1997, the Company had incurred costs totaling approximately $4.3 million related to the restructuring. The remaining restructuring actions were completed in the year ended December 31, 1998 and required the expenditure of approximately $0.9 million in cash.

5. COMMITMENTS AND CONTINGENCIES:

  Legal Proceedings

     On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-4385-CRB, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. On September 10, 1997, a class action substantially similar to the Head action was filed, Beasley v. NetManage, Inc., et al., C-98-1794 CRB (N.D. Cal.), seeking an unspecified amount of damages. The federal court certified the purported class. On December 30, 1998, the federal court granted without leave to amend the defendants' motion to dismiss the second amended complaint in the Head federal action; plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On February 2, 1999, the federal court dismissed with prejudice the Beasley action pursuant to its order in the Head action. The Company believes there is no merit to these cases and intends to defend them vigorously.

     On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-98-202-CRB, in the United States District Court for the Northern District of California against the same defendants. Both complaints allege that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. The state court complaint asserts claims under

                                NETMANAGE, INC.

California state law; the federal complaint asserts claims under the federal securities laws. Both complaints seek an unspecified amount of damages. The federal court certified the purported class. On February 26, 1998, the state court entered judgement in favor of the Company in the state case. Plaintiffs have filed a notice of appeal as to the Company and have indicated that they will file an amended complaint as to the individual defendants. On December 30, 1998, the federal court granted without leave to amend the defendants' motion to dismiss the complaint in the Molinari case. Plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The Company believes there is no merit to these cases and intends to defend these cases vigorously.

     On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. Plaintiff have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.

     On November 26, 1997, a complaint was filed against the Company in the Superior Court of California, San Diego County, Shaw, et al. v. NetManage, Inc., No. 716081. The plaintiffs, former shareholders of AGE Logic, which the Company acquired in 1995, allege that the Company and certain of its officers made misleading statements in connection with the acquisition. The complaint asserts causes of action for fraud, negligent misrepresentation, negligence and breach of contract, and seeks an unspecified amount of damages. Trial of the case is scheduled for May 7, 1999. The Company believes there is no merit to the case and intends to defend the case vigorously.

     On March 14, 1996, a securities class action complaint, Greebel v. FTP Software, Inc., et al., No. 96-10544, was filed in the United States District Court for the District of Massachusetts against FTP and certain of its former officers and directors. The complaint alleged that between July 14, 1995 and January 3, 1996, defendants violated the federal securities laws by making false and misleading statements of material fact about FTP's prospects. NetManage acquired FTP in August 1998. On September 24, 1998, the court granted defendants' motion for partial summary judgment and granted without leave to amend defendants' renewed motion to dismiss the complaint. Plaintiffs have filed a notice of appeal. FTP believes that there is no merit to this case and intends to defend the case vigorously.

     In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. No decision has been rendered by the court of appeals as of March 23, 1999. Firefox believes that there is no merit to the case and intends to defend the case vigorously.

     The cost of defending each of these cases and their ultimate outcome are uncertain and cannot be estimated. There can be no assurance either that NetManage (or its subsidiaries, where applicable) will ultimately prevail in any of these cases, or that the result in these cases will not have a material adverse effect on the Company's financial position or results of operations. As the outcome of these cases cannot be reasonably determined, the Company has not accrued for any potential loss contingencies.

                                NETMANAGE, INC.

     The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on the Company's business, financial position or results of operations.

     Facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2007. As of December 31, 1998, future minimum rental payments under operating leases are as follows (in thousands):

                           YEAR
                           ----
1999.......................................................  $ 8,133
2000.......................................................    6,517
2001.......................................................    4,671
2002.......................................................    3,562
2003.......................................................    2,870
Thereafter.................................................    5,403
                                                             -------
                                                             $31,156
                                                             =======

     Rent expense was approximately $2.4 million, $3.9 million and $3.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

6. CAPITAL STOCK:

  Common Stock

     As of December 31, 1998, the Company has reserved the following shares of authorized but unissued common stock:

Employee stock option plans..............................   7,158,148
Directors' stock option plan.............................     739,835
Employee stock purchase plan.............................   1,167,897
                                                           ----------
                                                            9,065,880
                                                           ==========

  Stock Repurchase Plan

     In October 1998, the Company's Board of Directors authorized the repurchase of up to 4 million shares of the Company's common stock for general corporate purposes. During 1998, the Company repurchased 2,028,700 shares of its common stock on the open market at an average purchase price of $2.09 per share for a total cost of $4.2 million.

  Employee Stock Option Plans

     During 1992, the Company established the 1992 Employee Stock Option Plan (the "Plan"). The Company currently has authorized a total of 9,800,000 shares for issuance under the Plan. The Plan provides for the grant by the Company of incentive stock options or non-statutory stock options to employees, officers, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% of such fair market value in the case of a grant to a holder of more than 10% of the voting power of the Company's outstanding capital stock (a "10% stockholder")); the exercise price of non-statutory options may not be less than 85% of such fair market value. Up until mid-1997, options granted under the Plan generally were scheduled to become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the

                                NETMANAGE, INC.

option at the end of each calendar month thereafter. From mid-1997 until the fall of 1998, options granted under the Plan for new hires generally were scheduled to become exercisable at a rate of one-fifth of the shares subject to the option at the end of the first year and 1/60 of the shares subject to the option at the end of each calendar month thereafter. Beginning in the fall of 1998, options granted under the Plan become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the Plan is 10 years (five years in the case of an incentive option granted to a 10% stockholder).

     In connection with the acquisition of FTP, the Company assumed options to purchase shares of FTP's common stock held by employees of FTP and its subsidiaries (the "Assumed FTP Options"). Pursuant to the FTP merger, these options were converted into options to purchase shares of NetManage common stock at the FTP merger exchange rate, with appropriate adjustments to the exercise price. The assumed FTP Options were granted under, and continue to be governed by the plans under which they were originally granted. The options generally vest over three to four years and have a maximum term of ten years. No additional options will be granted pursuant to any of the FTP stock option plans.

     The Company also assumed certain options granted to former employees of acquired companies acquired (the "Acquired Options"). The Acquired Options were assumed by the Company outside of the Plan, but all are administered as if assumed under the Plan. All of the Acquired Options have been adjusted to effectuate the conversion under the Agreements and Plans of Reorganization between the Company and the companies acquired. Certain of the Acquired Options became immediately exercisable under the original terms of the option agreements. The remaining Acquired Options continue to vest under the original vesting schedule over a four-year period. No additional options will be granted under any of the acquired companies' plans.

     In October 1998, the Company's Board of Directors approved an option exchange program pursuant to which all directors and employees of the Company were given the opportunity to exchange any or all of their existing options for new options covering a number of shares of the Company's common stock determined under a formula that took into account the original number of shares, term and vesting schedule of the existing options, at an exercise price of $1.00 per share (being the fair market value of the Company's common stock on the grant date of the new options). The new options become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/36 of the remaining shares subject to the option at the end of each calendar month thereafter, and have a term of 10 years from the date of grant. Pursuant to this exchange offer, options covering an aggregate of 3,020,421 shares of the Company's common stock, with exercise prices ranging from $1.00 to $43.64 per share, were exchanged for options covering an aggregate of 2,196,612 shares of the Company's common stock.

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

  Non-Employee Directors' Stock Option Plan

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

                                NETMANAGE, INC.

option at the end of each calendar month thereafter. The maximum term of a stock option under the Directors' Plan is ten years.

  Employee Stock Purchase Plan

     In July 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") and reserved 2,400,000 shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at a price per share that is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. For the years ended December 31, 1998, 1997 and 1996, 519,698, 343,142 and 226,124 shares, respectively, were issued under the Purchase Plan at prices ranging from $1.28 to $2.87 per share, $2.28 to $2.34 per share and $5.79 to $12.54 per share, respectively.

  Stock-Based Compensation Plans

     The Company accounts for the above plans under Accounting Principles Board Opinion ("APB") No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Net loss:
  As reported......................................  $ (9,968)   $(33,755)   $ (5,705)
  Pro forma........................................   (12,922)    (42,453)    (11,135)
Net loss per share:
  As reported......................................  $  (0.19)   $  (0.78)   $  (0.13)
  Pro forma -- Basic...............................     (0.24)      (0.98)      (0.26)
  Pro forma -- Diluted.............................     (0.24)      (0.98)      (0.26)

     Because the method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma effect of compensation cost may not be representative of that to be expected in future years.

                                NETMANAGE, INC.

     Option activity, including the Acquired Options, under the Company's stock option plans was as follows:

                                                                       WEIGHTED
                                         OPTIONS                       AVERAGE
                                        AVAILABLE       SHARES      EXERCISE PRICE
                                        ----------    ----------    --------------
Balance at December 31, 1995..........   2,548,008     4,591,061        $ 8.83
  Authorized..........................   2,000,000            --
  Granted.............................  (1,852,317)    1,852,317          9.71
  Exercised...........................          --      (631,142)         4.42
  Terminated..........................   1,541,456    (1,541,456)        10.32
                                        ----------    ----------
Balance at December 31, 1996..........   4,237,147     4,270,780          9.99
  Granted.............................  (7,856,064)    7,856,064          4.28
  Exercised...........................          --      (272,035)         1.62
  Terminated..........................   8,241,288    (8,241,288)         7.50
                                        ----------    ----------
Balance at December 31, 1997..........   4,622,371     3,613,521          3.00
  Granted.............................  (9,623,317)    9,623,317          3.89
  Exercised...........................          --      (337,909)         1.81
  Terminated..........................   7,454,599    (7,454,599)         4.96
                                        ----------    ----------
Balance at December 31, 1998..........   2,453,653     5,444,330          1.96
                                        ==========    ==========

Exercisable at December 31, 1996......                 1,098,034          6.77
Exercisable at December 31, 1997......                 1,031,752          3.07
Exercisable at December 31, 1998......                   640,862          4.61

     The following table summarizes the Company's outstanding options as of December 31, 1998:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
--------------------------------------------------------------------   ----------------------------
                                 WEIGHTED AVERAGE                                       WEIGHTED
    RANGE OF         NUMBER       REMAINING LIFE    WEIGHTED AVERAGE     NUMBER         AVERAGE
 EXERCISE PRICE    OUTSTANDING       (YEARS)         EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
 --------------    -----------   ----------------   ----------------   -----------   --------------
$0.08 - $1.50       2,140,698          9.73             $   1.01          13,140        $   1.15
$1.72 - $5.33       3,215,556          8.99             $   2.31         554,061        $   3.64
$6.70 - $43.64         88,076          8.53             $  12.19          73,661        $  12.51
                    ---------                                            -------
$0.08 - $43.64      5,444,330          9.27             $   1.96         640,862        $   4.61
                    =========                                            =======

     The weighted average fair values of options granted during 1998, 1997 and 1996 were $1.19, $3.55 and $6.20 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                               1998                1997                1996
                         ----------------    ----------------    ----------------
Volatility.............      207.25%             183.16%              77.89%
Risk-free interest
  rate.................   4.07% - 5.87%       4.93% - 5.79%       4.94% - 6.65%
Dividend yield.........       0.00%               0.00%               0.00%
Expected term..........    3 - 4 month         3 - 7 months        3 - 7 months
                         beyond vest date    beyond vest date    beyond vest date

                                NETMANAGE, INC.

7. INCOME TAXES:

     The provision (benefit) for income taxes is based upon loss before income taxes as follows (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                1998        1997       1996
                                              --------    --------    -------
Domestic....................................  $(12,128)   $(25,573)   $(5,502)
Foreign.....................................     6,560      (8,642)    (3,531)
                                              --------    --------    -------
                                              $ (5,568)   $(34,215)   $(9,033)
                                              ========    ========    =======

     The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998      1997       1996
                                                 ------    -------    -------
Current --
  Federal......................................  $   --    $(3,134)   $ 2,008
  State........................................       2          1        536
  Foreign......................................   2,400        235        830
                                                 ------    -------    -------
          Total current........................   2,402     (2,898)     3,374
                                                 ------    -------    -------
Deferred --
  Federal......................................   1,978      2,231     (4,816)
  State........................................      20        207     (1,886)
                                                 ------    -------    -------
          Total deferred.......................   1,998      2,438     (6,702)
                                                 ------    -------    -------
Provision (benefit) for income taxes...........  $4,400    $  (460)   $(3,328)
                                                 ======    =======    =======

     The provision (benefit) for income taxes differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income before taxes, as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                1998        1997       1996
                                               -------    --------    -------
Provision (benefit) at Federal statutory
  rate.......................................  $(1,949)   $(11,975)   $(3,162)
State income taxes, net of Federal tax
  benefit....................................     (320)     (2,068)      (546)
Nontaxable interest income...................     (469)       (982)    (1,016)
Foreign losses benefited at a lower tax
  rate.......................................       --       2,140         --
Nondeductible write-off of in-process
  research and development...................    3,895       8,464      1,803
Change in valuation allowance................    1,123       3,292         --
Acquisition costs............................       --          --        161
Tax credits..................................       --          --       (889)
Tax savings from foreign operations..........       --          --     (1,429)
Nondeductible expenses.......................       58          94        240
Foreign taxes................................    2,400         235        830
Other........................................     (338)        340        680
                                               -------    --------    -------
  Provision (benefit) for income taxes.......  $ 4,400    $   (460)   $(3,328)
                                               =======    ========    =======

                                NETMANAGE, INC.

     The components of the net deferred income tax asset are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
Deferred revenue recognized currently for tax
  purposes..............................................  $    463    $ 1,079
Reserves and accruals not currently deductible for tax
  purposes..............................................     2,772      2,499
Net operating loss carryforwards -- NetManage...........     2,008      1,179
Net operating loss carryforwards -- FTP.................     3,451         --
Tax credit carryforwards -- NetManage...................       507        185
Tax credit carryforwards -- FTP.........................     2,130         --
Write-off of in-process research and development, not
  currently deductible for tax purposes.................     5,375      5,819
Depreciation and amortization...........................       388       (291)
Capitalized R&D -- FTP..................................     8,728         --
Other temporary differences.............................        79        614
                                                          --------    -------
          Total deferred tax asset......................    25,901     11,084
Less: Valuation allowance...............................   (20,107)    (3,292)
                                                          --------    -------
          Net deferred tax asset........................  $  5,794    $ 7,792
                                                          ========    =======

     In connection with the acquisition of FTP, the Company assumed FTP's deferred tax asset of $15.7 million. Realization of FTP's deferred tax asset is dependent upon generating sufficient future taxable income in specific tax jurisdictions. Due to the uncertainty as to whether the deferred tax asset may be realized, the Company recorded a valuation allowance for the entire balance of the FTP deferred tax asset at the time of acquisition.

     Realization of the net deferred tax asset of $5.8 million is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if actual future taxable income differs from estimated amounts.

     At December 31, 1998, the Company had gross net operating loss carryforwards for Federal income tax purposes of approximately $15.2 million expiring at various dates through 2013 and Federal tax credit carryforwards of approximately $2.2 million which expire in various years through 2012. At December 31, 1998, the Company had state net operating loss carryforwards of approximately $1.6 million available to offset future taxable income in several state jurisdictions expiring at various dates through 2013. Similarly, state tax credits of $430,000 were available at December 31, 1998, expiring in 2010. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a three year period results in an annual limitation on the Company's ability to utilize its net operating loss carryforward from tax periods prior to the ownership change. Such a change in ownership occurred with respect to the Company's acquisition of certain companies, including FTP. Accordingly, the net operating losses and credits of the Company are subject to these limitations.

     During 1998, the Company sold its remaining equity investment in NetVision. The sale resulted in a capital gain for tax purposes of approximately $13.5 million. Accordingly, the Company has recorded a tax provision of $2.0 million for the related Israeli income taxes.

     The Company's subsidiary in Haifa, Israel has a ten-year tax holiday, which commenced January 1, 1995. During the first two years of the tax holiday, the subsidiary was exempt from taxation on income generated during that period. During the remaining eight years, income generated by the subsidiary will be taxed at a reduced income tax rate of 10%. The Haifa tax holiday decreased the consolidated net loss by approximately $1.4 million ($0.03 per share) for the year ended December 31, 1996. There was no impact on the net loss for the years ended December 31, 1998 and 1997.

                                NETMANAGE, INC.

8. SEGMENT REPORTING

     In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company concluded that it operates in two operating segments: PC connectivity and visual connectivity. An operating segment is defined as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its chief executive officer. The PC connectivity segment develops, markets and supports software products that provide the technology to make the connection between personal computers and large corporate computers possible. The visual connectivity segment develops, markets and supports software products that add value to the PC connectivity product offerings. The Company has aggregated these two segments for reporting purposes as they have similar economic characteristics and are similar with respect to the nature of their products, the nature of their production processes, the type of customer that their products are sold to and the method used to distribute their products.

     The following table presents a summary of operations by geographic area (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
Revenues:
  Domestic operations......................  $ 53,144    $ 48,155    $ 74,996
  European operations......................    16,845      10,574      16,377
  Asian operations.........................     1,738       2,795      13,223
                                             --------    --------    --------
     Consolidated..........................  $ 71,727    $ 61,524    $104,596
                                             ========    ========    ========
Income (loss) from operations:
  Domestic operations......................  $(14,500)   $(29,877)   $(10,780)
  European operations......................    (7,202)    (12,380)     (3,396)
  Asian operations.........................      (115)        133         523
                                             --------    --------    --------
     Consolidated..........................  $(21,817)   $(42,074)   $(13,653)
                                             ========    ========    ========
Identifiable assets:
  Domestic operations......................  $203,214    $121,582    $147,581
  European operations......................    77,928      27,690      23,299
  Asian operations.........................     1,952       1,433       2,204
  Eliminations.............................   (81,341)    (31,112)    (20,555)
                                             --------    --------    --------
     Consolidated..........................  $201,753    $119,593    $152,529
                                             ========    ========    ========

     Domestic revenues include export revenues of approximately $.4 million, $.8 million and $3.2 million to Asia for the years ended December 31, 1998, 1997 and 1996, respectively, and $1.6 million, $2.4 million and $2.1 million and to the rest of the world for the years ended December 31, 1998, 1997 and 1996, respectively.

     There were no customers that accounted for more than 10% of net revenues for the years ended December 31, 1998, 1997 or 1996.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders, to be held on May 27, 1999 (the "Proxy Statement"). Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management -- Compliance with the Reporting Requirements of Section 16(a)." For information regarding executive officers of the Company, see Part I of this Form 10-K under the caption "Business -- Executive Officers of the Registrant."

ITEM 11 -- EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement under the caption "Executive Compensation", except for the information appearing under the captions "-- Ten Year Option Repricing," "-- Report of the Board of Directors on Repricing of Options," "-- Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "-- Performance Measurement Comparison."

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report on Form 10-K:

FINANCIAL STATEMENTS:

     See Index to Consolidated Financial Statements at Item 8 on page 31 of this Report.

FINANCIAL STATEMENT SCHEDULE:

     See Index to Consolidated Financial Statements at Item 8 on page 31 of this Report.

EXHIBITS:

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
   3.1   Certificate of Incorporation of the Registrant.(1)
   3.2   Form of Certificate of Amendment of Certificate of
         Incorporation of the Registrant.(2)
   3.3   Bylaws of the Registrant.(1)
   4.1   Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)
   4.2   Form of Common Stock certificate.(1)
  10.1   Form of Indemnity Agreement entered into among the
         Registrant and its directors and officers.(1)
  10.2*  Registrant's 1992 Stock Option Plan, as amended, including forms of option agreements.(1)
  10.3*  Registrant's 1993 Non-Employee Directors Stock Option Plan,
         including form of option agreements.(1)
  10.4*  Registrant's 1993 Employee Stock Purchase Plan, including form of offering document.(1)
  10.5   Lease between the Registrant and Stevens Creek Office Center
         Associates, dated as of November 30, 1992.(1)
  10.6   Lease between the Registrant and Beim & James Properties
         III, dated January 3, 1994.(3)
  10.7   Lease between the Registrant and Cupertino Industrial
         Associates, dated September 30, 1994.(4)
  10.8   Lease between the Registrant and the Flatley Company, dated
         January 30, 1995.(5)
  10.9   Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(6)
  10.10  Agreement between NetManage, Ltd., Elron Electronic
         Industries, Ltd., and NetVision, Ltd., dated July 1,
         1995.(6)
  10.11  Agreement and Plan of Reorganization among the Registrant,
         NetManage Acquisition Corporation, Syzygy Communications,
         Inc. and the Designated Shareholders, dated October 16,
         1995.(6)
  10.12  Agreement and Plan of Reorganization among the Registrant,
         NetManage Acquisition Corporation and AGE Logic, Inc., dated
         November 17, 1995.(6)
  10.13  Stock Purchase Agreement by and among the Registrant,
         Network Software Associates, Inc. a California corporation,
         NetSoft, a California corporation, holders of securities of
         NSA and holders of securities of NetSoft, dated as of July
         8, 1997.(7)
  10.14  Agreement and Plan of Reorganization by and among the
         Registrant, Amanda Acquisition Corp. and FTP Software, Inc.,
         dated as of June 15, 1998, as amended as of June 30, 1998
         and July 14, 1998.(8)
  21.1   Subsidiaries of the Registrant.
  23.1   Consent of Independent Public Accountants.
  24.1   Power of Attorney. Reference is made to the signature page to this Form 10-K.
  27.1   Financial Data Schedule.

---------------
(1) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-66460) dated July 24, 1993, as amended, which became effective September 20, 1993.

(2) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-4 (No. 333-59101) dated July 17, 1998 (the "Form S-4").

(3) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-74364) dated January 24, 1994, as amended, which became effective February 10, 1994.

(4) Incorporated by reference to the Exhibits filed with the Registrant's Form 10-Q for the quarter ended September 30, 1994.

(5) Incorporated by reference to the Exhibits filed with the Registrant's Form 10-Q for the quarter ended March 31, 1995.

(6) Incorporated by reference to the Exhibits filed with the Registrant's Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference to the Exhibits filed with the Registrant's Form 8-K dated July 29, 1997.

(8) Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in the Form S-4.

 *  Employee Benefit Plan

     (b) Reports on Form 8-K

          A Current Report on Form 8-K/A was filed by the Company on October 30, 1998 amending its Report on Form 8-K dated August 27, 1998, to amend the description of the acquisition of FTP and the Company's August 1998 restructuring and to include certain financial statements of FTP and pro forma combined financial statements for the Company and FTP.

          A Current Report on Form 8-K dated October 27, 1998 was filed by the Company to report the Company's announcement of a stock repurchase program whereby up to 4,000,000 shares of its common stock may be repurchased in the open market from time to time, as more particularly described in the press release filed as an exhibit thereto.

          A Current Report on Form 8-K/A was filed by the Company on November 10, 1998, amending its Current Report on Form 8-K dated August 27, 1998, as amended by its Current Report on Form 8-K/A filed on October 30, 1998, to amend the description of the acquisition of FTP and the Company's August 1998 restructuring and the pro forma combined financial statements for the Company and FTP.

     (c) Exhibits

        The exhibits required by this Item are listed under Item 14(a).

     (d) Financial Statement Schedules

        The financial statement schedule required by this Item is listed under
        Item 14(a).

     Copyright(C) 1998 NetManage, Inc. All rights reserved. NetManage, Chameleon UNIX Link, Chameleon HostLink, OpSession, SupportNow, NS/Portfolio, NS/Router, the NetManage logo and the lizard logos are trademarks or registered trademarks of NetManage, Inc. in the United States and other countries. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively through X/Open Company Limited. AS/400 is a registered trademark in the U.S. and other countries of International Business Machines Corporation. FTP Software, OnNet, OnWeb and Interdrive are trademarks or registered trademarks of FTP Software, Inc., a wholly-owned subsidiary of NetManage, Inc., in the United States and other countries. All other trademarks are the property of their respective owners.

                                                                     SCHEDULE II

                                NETMANAGE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            BALANCE AT        CHARGED TO        DEDUCTIONS    BALANCE AT
                                           BEGINNING OF        REVENUES,           AND          END OF
                                              PERIOD       COSTS OR EXPENSES    WRITE-OFFS      PERIOD
                                           ------------    -----------------    ----------    ----------
Year ended December 31, 1996:
  Allowance for doubtful accounts and
     sales returns.......................     $2,516                886           (1,390)       $2,012
Year ended December 31, 1997:
  Allowance for doubtful accounts and
     sales returns.......................     $2,012                268             (905)       $1,375
Year ended December 31, 1998:
  Allowance for doubtful accounts and
     sales returns.......................     $1,375              3,124(1)          (640)       $3,859

---------------
(1) The allowance for doubtful accounts and sales returns includes a reserve for doubtful accounts of $2,746,000 which was assumed as part of the acquisition of FTP. The actual amount charged to expense by the Company in 1998 was $378,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1998.

                                          NETMANAGE, INC.

                                          By          /s/ ZVI ALON
                                            ------------------------------------
                                                          Zvi Alon
                                              Chairman of the Board, President
                                                and Chief Executive Officer

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                   /s/ ZVI ALON                           Chairman of the Board,        March 31, 1999
---------------------------------------------------    President and Chief Executive
                     Zvi Alon                          Officer (Principal Executive
                                                                 Officer)

               /s/ GARY R. ANDERSON                     Chief Financial Officer and     March 31, 1999
---------------------------------------------------   Senior Vice President, Finance
                 Gary R. Anderson                        and Secretary (Principal
                                                               Financial and
                                                            Accounting Officer)

                  /s/ JOHN BOSCH                                 Director               March 31, 1999
---------------------------------------------------
                    John Bosch

                  /s/ UZIA GALIL                                 Director               March 31, 1999
---------------------------------------------------
                    Uzia Galil

             /s/ SHELLEY HARRISON, PHD                           Director               March 31, 1999
---------------------------------------------------
               Shelley Harrison, PhD

                /s/ DARRELL MILLER                               Director               March 31, 1999
---------------------------------------------------
                  Darrell Miller

               /s/ ABRAHAM OSTROVSKY                             Director               March 31, 1999
---------------------------------------------------
                 Abraham Ostrovsky

                                 EXHIBIT INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
-------    ------------------------------------------------------------  ------------
   3.1     Certificate of Incorporation of the Registrant.(1)
   3.2     Form of Certificate of Amendment of Certificate of
           Incorporation of the Registrant.(2)
   3.3     Bylaws of the Registrant.(1)
   4.1     Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)
   4.2     Form of Common Stock certificate.(1)
  10.1     Form of Indemnity Agreement entered into among the
           Registrant and its directors and officers.(1)
  10.2*    Registrant's 1992 Stock Option Plan, as amended, including forms of option agreements.(1)
  10.3*    Registrant's 1993 Non-Employee Directors Stock Option Plan,
           including form of option agreements.(1)
  10.4*    Registrant's 1993 Employee Stock Purchase Plan, including
           form of offering document.(1)
  10.5     Lease between the Registrant and Stevens Creek Office Center
           Associates, dated as of November 30, 1992.(1)
  10.6     Lease between the Registrant and Beim & James Properties
           III, dated January 3, 1994.(3)
  10.7     Lease between the Registrant and Cupertino Industrial
           Associates, dated September 30, 1994.(4)
  10.8     Lease between the Registrant and the Flatley Company, dated
           January 30, 1995.(5)
  10.9     Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(6)
  10.10    Agreement between NetManage, Ltd., Elron Electronic
           Industries, Ltd., and NetVision, Ltd., dated July 1,
           1995.(6)
  10.11    Agreement and Plan of Reorganization among the Registrant,
           NetManage Acquisition Corporation, Syzygy Communications,
           Inc. and the Designated Shareholders, dated October 16,
           1995.(6)
  10.12    Agreement and Plan of Reorganization among the Registrant,
           NetManage Acquisition Corporation and AGE Logic, Inc., dated
           November 17, 1995.(6)
  10.13    Stock Purchase Agreement by and among the Registrant,
           Network Software Associates, Inc. a California corporation,
           NetSoft, a California corporation, holders of securities of
           NSA and holders of securities of NetSoft, dated as of July
           8, 1997.(7)
  10.14    Agreement and Plan of Reorganization by and among the
           Registrant, Amanda Acquisition Corp. and FTP Software, Inc.,
           dated as of June 15, 1998, as amended as of June 30, 1998
           and July 14, 1998.(8)

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
-------    ------------------------------------------------------------  ------------
  21.1     Subsidiaries of the Registrant.
  23.1     Consent of Independent Public Accountants.
  24.1     Power of Attorney. Reference is made to the signature page to this Form 10-K.
  27.1     Financial Data Schedule.

---------------
(1) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-66460) dated July 24, 1993, as amended, which became effective September 20, 1993.

(2) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-4 (No. 333-59101) dated July 17, 1998 (the "Form S-4").

(3) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-74364) dated January 24, 1994, as amended, which became effective February 10, 1994.

(4) Incorporated by reference to the Exhibits filed with the Registrant's Form 10-Q for the quarter ended September 30, 1994.

(5) Incorporated by reference to the Exhibits filed with the Registrant's Form 10-Q for the quarter ended March 31, 1995.

(6) Incorporated by reference to the Exhibits filed with the Registrant's Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference to the Exhibits filed with the Registrant's Form 8-K dated July 29, 1997.

(8) Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in the Form S-4.

 *  Employee Benefit Plan