Form 10-Q
period 1999-03-31
NETMANAGE INC
filed 1999-05-12
CIK 909793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares of registrant's common stock outstanding as of March 31, 1999: 65,772,242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NETMANAGE, INC.

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at March 31, 1999 and
         December 31, 1998...........................................    3
         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 1999 and March 31, 1998........    4
         Condensed Consolidated Statements of Other Comprehensive
         Income (Loss) for the three months ended March 31, 1999 and
         March 31, 1998..............................................    5
         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1999 and March 31, 1998........    6
         Notes to Condensed Consolidated Financial Statements........    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   11

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   22
Item 2.  Changes in Securities.......................................   22
Item 3.  Defaults upon Senior Securities.............................   22
Item 4.  Submission of Matters to a Vote of Security Holders.........   22
Item 5.  Other Information...........................................   22
Item 6.  Exhibits and Reports on Form 8-K............................   22
         Signatures..................................................   23

                                NETMANAGE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               MARCH 31,      DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                              (UNAUDITED)
                                                                     (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 27,197       $  43,104
  Short-term investments....................................      75,435          62,539
  Accounts receivable, net..................................      14,544          19,234
  Prepaid expenses and other current assets.................      15,650          15,695
                                                                --------       ---------
          Total current assets..............................     132,826         140,572
                                                                --------       ---------
PROPERTY AND EQUIPMENT, at cost:
  Computer software and equipment...........................       2,972          10,117
  Furniture and fixtures....................................       4,849           4,877
  Leasehold improvements....................................       2,826           2,408
                                                                --------       ---------
                                                                  10,647          17,402
  Less -- Accumulated depreciation..........................      (5,213)        (10,268)
                                                                --------       ---------
          Net property and equipment........................       5,434           7,134
                                                                --------       ---------
LONG-TERM INVESTMENTS.......................................      32,906          33,606
GOODWILL AND OTHER INTANGIBLES, net.........................      17,811          18,971
OTHER ASSETS................................................       1,469           1,470
                                                                --------       ---------
                                                                $190,446       $ 201,753
                                                                ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  4,313       $   4,444
  Accrued liabilities.......................................       8,222          12,372
  Accrued payroll and payroll-related expenses..............       3,595           4,938
  Deferred revenue..........................................      13,021          14,025
  Income taxes payable......................................       6,555           6,680
                                                                --------       ---------
          Total current liabilities.........................      35,706          42,459
                                                                --------       ---------
LONG-TERM LIABILITIES.......................................       1,050             134
                                                                --------       ---------
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value --
     Authorized -- 125,000,000 shares
     Issued -- 69,387,942 and 69,377,177 shares,
     respectively
     Outstanding -- 65,772,242 and 67,348,477 shares,
     respectively...........................................         693             693
Treasury stock, at cost -- 3,615,700 and 2,028,700 shares,
  respectively..............................................      (8,643)         (4,246)
Additional paid-in capital..................................     168,256         168,301
Accumulated deficit.........................................      (5,008)         (3,972)
Accumulated comprehensive loss..............................      (1,608)         (1,616)
                                                                --------       ---------
          Total stockholders' equity........................     153,690         159,160
                                                                --------       ---------
                                                                $190,446       $ 201,753
                                                                ========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NETMANAGE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                              MARCH 31,       MARCH 31,
                                                                 1999            1998
                                                              ----------      ----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
                                                                     (UNAUDITED)
NET REVENUES:
  License fees..............................................   $12,073         $13,955
  Services..................................................     5,281           3,358
                                                               -------         -------
          Total net revenues................................    17,354          17,313
COST OF REVENUES............................................       972             991
                                                               -------         -------
GROSS MARGIN................................................    16,382          16,322
                                                               -------         -------
OPERATING EXPENSES:
  Research and development..................................     4,223           4,530
  Sales and marketing.......................................    10,854           9,179
  General and administrative................................     2,304           2,667
  Amortization of goodwill..................................     1,160             487
                                                               -------         -------
          Total operating expenses..........................    18,541          16,863
                                                               -------         -------
LOSS FROM OPERATIONS........................................    (2,159)           (541)
INTEREST INCOME AND OTHER, NET..............................     1,172             822
EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATE................        --             449
                                                               -------         -------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............      (987)            730
PROVISION FOR INCOME TAXES..................................        49             199
                                                               -------         -------
NET INCOME (LOSS)...........................................   $(1,036)        $   531
                                                               =======         =======
DILUTED NET INCOME (LOSS) PER SHARE.........................   $ (0.02)        $  0.01
                                                               =======         =======
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
BASIC.......................................................    66,784          43,728
                                                               =======         =======
DILUTED.....................................................    66,784          43,903
                                                               =======         =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NETMANAGE, INC.

                       CONDENSED CONSOLIDATED STATEMENTS
                      OF OTHER COMPREHENSIVE INCOME (LOSS)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1999         1998
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
                                                                   (UNAUDITED)
Net loss....................................................   $(1,036)      $531
Other comprehensive income (loss):
  Foreign currency translation adjustments..................         8         (5)
Other comprehensive income (loss)...........................   $(1,028)      $526

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NETMANAGE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1999         1998
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $(1,036)     $   531
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................     3,013        1,741
     Provision for doubtful accounts and returns............       118           68
     Equity in income of unconsolidated affiliate...........        --         (449)
     Changes in assets and liabilities, net of business
      combinations:
       Accounts receivable..................................     4,572          417
       Prepaid expenses and other assets....................        45        1,997
       Accounts payable.....................................      (131)         423
       Accrued liabilities, payroll and payroll-related
        expenses............................................    (4,618)      (3,059)
       Deferred revenue.....................................       (88)        (188)
       Income taxes payable.................................      (125)         153
                                                               -------      -------
          Net cash provided by operating activities.........     1,750        1,634
                                                               -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................   (22,733)      (5,746)
  Proceeds from maturity of short-term investments..........    16,280        1,900
  Purchases of long-term investments........................   (11,657)      (2,134)
  Proceeds from maturity of long-term investments...........     4,998        6,451
  Purchases of property and equipment.......................      (118)        (287)
  Purchases of technology and other intangible assets.......        --          (90)
                                                               -------      -------
          Net cash provided by (used in) investing
            activities......................................   (13,230)          94
                                                               -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of issuance
     costs..................................................        15          492
  Purchase of treasury stock................................    (4,398)          --
                                                               -------      -------
          Net cash provided by (used in) financing
            activities......................................    (4,383)         492
                                                               -------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       (44)         165
                                                               -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (15,907)       2,385
CASH AND CASH EQUIVALENTS, beginning of period..............    43,104       12,706
                                                               -------      -------
CASH AND CASH EQUIVALENTS, end of period....................   $27,197      $15,091
                                                               =======      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NETMANAGE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. INTERIM FINANCIAL DATA

     The interim financial statements for the three month periods ended March 31, 1999 and 1998 for NetManage(R), Inc. (the "Company") have been prepared on the same basis as the year end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

 2. CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's investment interest in an unconsolidated affiliate, NetVision, Ltd., which was sold in December 1998 was accounted for by using the equity method of accounting prior to the sale.

 3. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share data has been computed using the weighted average number of shares of common stock outstanding during the periods. Diluted net income (loss) per share data has been computed using the weighted average number of shares of common stock and dilutive potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the quarter ended March 31, 1999, the number of shares used in the computation of diluted earnings per share were the same as those used for the computation of basic earnings per share. Potentially dilutive securities of 2,412,155 were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the quarter ended March 31, 1999.

 4. RESTRUCTURING OF OPERATIONS

     In late August 1998, following the acquisition of FTP Software, Inc. ("FTP"), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. The restructuring charge included approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities are downsized or closed, facilities-related expenses associated with the consolidation of redundant operations and $1.5 million of employee-related expenses for employee terminations. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of acquisition was assumed by the Company in connection with the acquisition. The two restructuring plans included a reduction in the combined Company's worldwide workforce, reduction of office space, and the closure of four domestic locations, all of FTP's international facilities and additional NetManage international locations. The reduction in force involved approximately 150 employees. Asset related write-offs primarily relate to leasehold improvements, computers, and communications equipment which would no longer be used when facilities were closed or downsized and headcount was reduced. The Company completed the majority of the restructuring actions by the end of 1998 and expects to complete the remaining items within one year from the date the restructuring plan was initiated. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $13.7 million, which is expected to be funded from internal operations. As of March 31, 1999, the Company had incurred costs totaling approximately $14.1 million related to the restructuring, which required $11.8

                                NETMANAGE, INC.

                                  (UNAUDITED)

million in cash expenditures. Accrued liabilities at March 31, 1999 included the remaining reserve related to these restructuring plans of approximately $2.7 million.

     The following table lists the components of the NetManage restructuring accrual as of March 31, 1999 and December 31, 1998 (in thousands):

                                                       EMPLOYEE    EXCESS      EXCESS
                                                        COSTS      ASSETS    FACILITIES     TOTAL
                                                       --------    ------    ----------    -------
Reserve provided.....................................  $ 1,500     $1,500     $ 4,031      $ 7,031
Reserve utilized in 1998.............................   (1,071)      (411)     (1,534)      (3,016)
                                                       -------     ------     -------      -------
Balance at December 31, 1998.........................  $   429     $1,089     $ 2,497      $ 4,015
Reserve utilized in the quarter ended March
  31,1999............................................     (410)      (880)       (314)      (1,604)
                                                       -------     ------     -------      -------
  Balance at March 31, 1999..........................  $    19     $  209     $ 2,183      $ 2,411
                                                       =======     ======     =======      =======

     The following table lists the components and activity of the FTP restructuring accrual of $9.7 million, assumed by the Company in connection with the acquisition, as of March 31, 1999 and December 31, 1998 (in thousands):

                                                      EMPLOYEE    EXCESS       EXCESS
                                                       COSTS      ASSETS     FACILITIES     TOTAL
                                                      --------    -------    ----------    -------
Reserve balance at date of acquisition..............  $ 5,784     $ 1,174     $ 2,763      $ 9,721
Reserve utilized in 1998............................   (5,622)     (1,174)     (1,716)      (8,512)
                                                      -------     -------     -------      -------
Balance at December 31, 1998........................  $   162     $    --     $ 1,047      $ 1,209
Reserve utilized in the quarter ended March
  31,1999...........................................     (162)         --        (774)        (936)
                                                      -------     -------     -------      -------
  Balance at March 31, 1999.........................  $    --     $    --     $   273      $   273
                                                      =======     =======     =======      =======

 5. COMMITMENTS AND CONTINGENCIES

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

                                NETMANAGE, INC.

                                  (UNAUDITED)

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

     On November 26, 1997, a complaint was filed against the Company in the Superior Court of California, San Diego County, Shaw, et al. v. NetManage, Inc., No. 716081. The plaintiffs, former shareholders of AGE Logic, which the Company acquired in 1995, allege that the Company and certain of its officers made misleading statements in connection with the acquisition. The complaint asserts causes of action for fraud, negligent misrepresentation, negligence and breach of contract, and seeks an unspecified amount of damages. Trial of the case is scheduled for November 1999. The Company believes there is no merit to the case and intends to defend the case vigorously.

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

     In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. No decision has been rendered by the court of appeals as of May 12, 1999. Firefox believes that there is no merit to the case and intends to defend the case vigorously.

     The cost of defending each of these cases and their ultimate outcome are uncertain and cannot be estimated. There can be no assurance either that NetManage (or its subsidiaries, where applicable) will ultimately prevail in any of these cases, or that the result in these cases will not have a material adverse effect

                                NETMANAGE, INC.

                                  (UNAUDITED)

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

 6. SEGMENT REPORTING

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly report on Form 10Q contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding expected revenues from products recently introduced or acquired as a result of recent acquisitions of other companies, expected changes in operating expenses and capital spending, the Company's expectation that indirect sales will increase as a percentage of domestic and total revenues, and the Company's expectation that research and development will remain flat and sales and marketing expenses will increase as a result of the Company's acquisition of FTP. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among others, that the markets for the Company's products, including but not limited to Chameleon UNIX Link97, Chameleon HostLink97, OnNet Host, OnWeb Host, SupportNow, OpSession, NS/Portfolio and NS/Router, could grow more slowly than the Company or market analysts believe or that the Company will not be able to compete effectively in those markets. In addition, there is no assurance that the Company's products for real-time customer support over the Internet will continue to receive customer acceptance, that the Company will not suffer increased competitive pressures, that buying decisions by the Company's customers will not be adversely influenced by the actions of the Company's competitors or other market factors, that the Company will be able to retain and hire sufficient qualified personnel following the acquisition of FTP and the August 1998 restructuring described below, that the Company will be able to realize new business opportunities that may exist as a result of the acquisition of FTP, that the Company will be able to continue to execute on its business plan in a manner that will allow it to improve its financial position or that the continuing economic difficulties in Asia will not adversely affect sales of the Company's products in that region. The timing of completion of the August 1998 restructuring of operations described below and the amount of the related restructuring charge is dependent upon a number of factors including risks associated with the integration of the operations of FTP, the Company's ability to complete the integration of the operations and technologies of FTP in a timely, efficient and cost-effective manner, the rate and amount at which the Company is able to terminate leases on or sublease excess office space and the accuracy of management's estimates of lease termination or sublease and other restructuring charges. Additional factors that could affect the Company's business, financial condition and results of operations include those discussed below under "Factors That May Affect Future Results and Financial Condition." The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

     In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses. The restructuring plan includes a reduction in the Company's worldwide workforce and office space. The majority of the restructuring actions were completed by March 31, 1999 with remaining items expected to be completed within one year from the date the restructuring plan was initiated.

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

RESULTS OF OPERATIONS

     The Company's net revenues were nearly the same for the three month period ended March 31, 1999 as compared to the same period of 1998. There was a decline in license fee revenues which was offset by revenues associated with maintenance contracts during the quarter ended March 31, 1999. Cost reduction programs, including the restructuring plan announced and executed in the third quarter of 1998 resulted in slight reductions in research and development and general and administrative expenses in the first quarter of 1999 as compared with the first quarter of 1998. The benefits of these cost reduction programs were offset by significant increases in sales and marketing expenses as the Company announced the upcoming release of its new product line in the second quarter of 1999, and the increase in goodwill amortization associated with the purchase of FTP resulting in a loss for operations in the period ended March 31, 1999.

     Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses are expected to remain relatively constant throughout 1999 but may fluctuate as a percentage of net revenues as the Company completes its integration of FTP into its operations and develops and introduces new products which may contribute more significantly to revenue. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

     FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

                                                                    QUARTER ENDED
                                                        --------------------------------------
                                                            MARCH 31,              CHANGE
                                                        -----------------      ---------------
                                                        1999        1998         $        %
                                                        -----      ------      -----    ------
                                                                (DOLLARS IN MILLIONS)
Net revenues:
     License fees.....................................  $12.1      $ 13.9      $(1.8)    (13.5%)
     Services.........................................    5.3         3.4        1.9      57.3%
                                                        -----      ------
          Total net revenues..........................  $17.4      $ 17.3      $ 0.1       0.2%
As a percentage of net revenues:
     License fees.....................................   69.5%       80.6%
     Services.........................................   30.5%       19.4%
                                                        -----      ------
          Total net revenues..........................  100.0%      100.0%
Gross margin..........................................  $16.4      $ 16.3      $ 0.1       0.4%
  As a percentage of net revenues.....................   94.4%       94.3%
Research and development..............................  $ 4.2      $  4.5      $(0.3)     (6.8%)
  As a percentage of net revenues.....................   24.3%       26.2%
Sales and marketing...................................  $10.9      $  9.2      $ 1.7      18.3%
  As a percentage of net revenues.....................   62.5%       53.0%
General and administrative............................  $ 2.3      $  2.7      $(0.4)    (13.6%)
  As a percentage of net revenues.....................   13.3%       15.4%
Interest income and other, net........................  $ 1.2      $  0.8      $ 0.4      42.6%
  As a percentage of net revenues.....................    6.8%        4.6%
Provision for income taxes............................     --      $  0.2      $(0.2)   (100.0%)
  Effective tax rate..................................     --        27.3%

  Net revenues

     Historically, a substantial portion of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

     License fees decreased both in absolute dollars and as a percentage of net revenues during the first quarter of 1999 as compared to the first quarter of 1998. The decline in license fees was primarily attributable to declines in UNIX and midrange connectivity product sales partially offset by the sales of suite products which provide the customers connectivity solutions supporting a variety of platforms.

     The increase in service revenues both in absolute dollars and as a percentage of sales for the three-month period ended March 31, 1999 as compared with the same period in 1998 is due to revenue attributable to the increased sales of maintenance contracts which occurred as a result of the FTP acquisition in the third quarter of 1998.

     The Company has operations worldwide with sales offices located in the United States, Europe and Japan. International revenues as a percentage of total net revenues were relatively constant at 27% and 28% for the three month periods ended March 31, 1999 and 1998, respectively.

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

     No customer accounted for more that 10% of net revenues during the quarters ended March 31, 1999 or March 31, 1998.

  Gross margin

     Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with product packaging, documentation and software duplication. Cost of service revenues through March 31, 1999 has not been material and is not reported separately.

     Gross margins remained nearly the same in absolute dollars and as a percentage of net revenues for the first quarter of 1999 as compared to the first quarter of 1998.

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

  Research and development

     Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. The slight decrease in R&D expenses in absolute dollars and as a percentage of net revenues for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily reflects cost savings, particularly in R&D salaries and benefits, associated with the reduction in headcount resulting from the recent restructuring plan announced in the third quarter of 1998 as well as the Company's continued efforts to reduce expenses.

     The Company expects that R&D spending in absolute dollars will remain relatively constant for the remainder of 1999 and, as a percentage of net revenues, will fluctuate depending on future revenue levels, acquisitions and licensing of technology.

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

  Sales and marketing

     Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. The increase in S&M expenses in absolute dollars for the first quarter of 1999 as compared to the first quarter of 1998 primarily reflects the increased marketing costs of advertising, trade shows, and promotions related to the release of the Company's new product lines scheduled for release in the second quarter of 1999.

     The Company believes that S&M expenses will increase significantly in absolute dollars and as a percentage of net revenues during the remainder of 1999 as compared with comparable periods in 1998, as the

Company launches new products which will be based on the integration of the technologies of FTP with those of the Company. This will require additional advertising and promotion activities. The Company expects that S&M expenses during 1999 as a percentage of total net revenues will fluctuate depending on future revenue levels.

  General and administrative

     General and administrative ("G&A") expenses decreased in absolute dollars for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decrease in G&A expenses in absolute dollars and as a percentage of sales for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily reflects cost savings, particularly in G&A salaries and benefits, associated with the reduction in headcount resulting form the recent restructuring plan announced in the third quarter of 1998 as well as the Company's continued efforts to reduce expenses. The Company believes that G&A expenses will decrease slightly in absolute dollars throughout 1999. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the actions undertaken in the restructuring will not disrupt the Company's remaining operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

  Interest income

     Interest income increased in absolute dollars and was primarily due to the increase in cash, cash equivalents and long term investment balances that occurred as a result of the acquisition of FTP in August 1998 and the sale of NetVision in December 1998.

  Equity in income of unconsolidated affiliate

     In December 1998, NetManage, Ltd., one of the Company's wholly-owned subsidiaries, sold its investment in one of its wholly-owned subsidiaries, NetVision, Ltd. ("NetVision"). NetVision's results for 1998 were accounted for by the equity method of accounting prior to the date of sale in December 1998.

  Provision for income taxes

     The Company's effective tax rate for the first quarter of 1999 was 0% due to the Company's loss position as compared to an effective tax rate of 27.3% for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

                                                              AS OF MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Cash and cash equivalents...................................  $27.2     $15.1
Short-term investments......................................   75.4      40.7
Long-term investments.......................................   32.9      15.4
Net cash provided by operating activities...................    1.8       1.6
Net cash provided by (used in) investing activities.........  (13.2)      0.1
Net cash provided by (used in) financing activities.........   (4.4)      0.5

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

     The Company's cash and cash equivalents, short-term investments and long-term investments increased from $71.2 million at March 31, 1998 to $135.5 million at March 31, 1999. This increase was primarily due to the acquisition of FTP in the third quarter of 1998, the sale of NetVision in December 1998, partially offset by the repurchase of shares of the Company's stock in the fourth quarter of 1998 and first quarter of 1999.

     The Company's principal investing activities to date have been the purchase of short and long-term investments, purchases of property and equipment, and cash payments for acquisitions. Net of proceeds from maturities, the Company invested $13.1 million in short-term and long-term investments during the first quarter of 1999. Expenditures for purchases of property and equipment were minimal during the first quarter of 1999 due to the Company's efforts to control operating expenses. The Company does not have any specific commitments with regard to future capital expenditures, and it is anticipated that such spending will remain relatively constant during the remaining quarters of 1999.

     Net cash used by financing activities during the first quarter of 1999 reflects the repurchase of shares of the Company's common stock for $4.4 million in the open market under the repurchase program described below.

     At March 31, 1999, the Company had working capital of $97.1 million. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

     On January 22, 1999, the Company's Board of Directors authorized the repurchase from time to time of an additional two million shares of the Company's common stock through open market purchases. During the first quarter of 1999, the Company repurchased 1,587,000 shares of its common stock on the open market at an average purchase price of $2.77 per share for a total cost of approximately $4.4 million.

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

CHANGES IN PERSONNEL

     The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley and Orange County in California, the suburban Boston area and Haifa, Israel. During 1997 and 1998, the Company (and, prior to the acquisition, FTP) experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of the Company's 1997 and 1998 restructurings and acquisitions and the Company's results of operations during 1997. Managing employee attrition, integrating acquired operations and products and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources and increases the difficulty of hiring, training and assimilating new employees. Any failure of the Company to retain and attract qualified employees or to train or manage its management and employee base could have a material adverse effect on its business, financial condition and results of operations.

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

     The Company's competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company's products. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 95, Windows 98 and Windows NT operating systems. The Company has products which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     EURO CURRENCY

     The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. The Company has assessed the issues raised by the introduction and made changes to its internal systems in connection with the initial introduction of the Euro. Any delays in the Company's ability to be Euro-compliant could have an adverse impact on the Company's business, financial condition or results of operations. The Company expects that use of the Euro will affect the Company's foreign exchange and hedging activities, and may result in increased fluctuations in foreign currency hedging results.

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

     GLOBAL MARKET RISKS

     The Company derived approximately 27% of net revenues from international sales during the quarter ended March 31, 1999. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see "-- Government Regulation and Legal Uncertainties" below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency exchange rate fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations. In addition, the recent financial difficulties of some international economies could result in reduced revenue from sales to customer locations in such areas.

     YEAR 2000 COMPLIANCE

     The Company currently estimates that it will incur expenses of up to $1.3 million in connection with the upgrade and remediation of non-critical internal computer systems and testing of its software products for compliance with Year 2000. However, there can be no assurance that the Company will be able to implement these upgrades successfully, and the Company's estimates of expenses may be incorrect due to unknown defects in its systems. If the Company's review of its Year 2000 readiness did not uncover all Year 2000 problems and the Company does not have a contingency plan to address this risk it could suffer, be adversely affected, or be required to expend additional resources to resolve those problems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance" above. In addition, many of the Company's products are designed to function with legacy systems, many of which may not be Year 2000 compliant. Failures of these legacy systems to be Year 2000 compliant may reduce demand for the Company's products and adversely affect the Company's business, financial condition or results of operations. The Company is also relying on assurances from suppliers that they and their products are prepared for the Year 2000. However, there can be no assurance that statements from vendors are reliable, since the Company has not independently investigated its vendors' assertions about their products. Any failure to be Year 2000 compliant on the Company's vendors or customers could adversely affect the Company's business, financial condition or results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a description of certain legal proceedings involving NetManage, FTP, and Firefox, see Note 5 of the notes to the unaudited condensed consolidated financial statements included in Part 1 of this Report.

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     27.1  Financial Data Schedule.

(b) No reports on Form 8-K have been filed during the quarter for which this report relates.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETMANAGE, INC.
                                          (Registrant)

                                          By:     /s/ GARY R. ANDERSON
                                            ------------------------------------
                                                      Gary R. Anderson
                                                  Chief Financial Officer
                                                 and Senior Vice President
                                                  (Principal Financial and
                                                    Accounting Officer)

Date: May 12, 1999

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule