Form 10-Q
period 1999-06-30
NETMANAGE INC
filed 1999-08-16
CIK 909793

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

                  For the quarterly period ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________


                         Commission file number 0-22158


                                 NETMANAGE, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        77-0252226
    -------------------------------                     ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO    .
                                       ---      ---


Number of shares of registrant's common stock outstanding as of July 30, 1999:
64,097,698

================================================================================

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                 PAGE
                                                                                ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 1999 and
          December 31, 1998                                                       3

          Condensed Consolidated Statements of Operations for the three
          and six months ended June 30, 1999 and June 30, 1998                    4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 1999 and June 30, 1998                            6

          Notes to Condensed Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                              12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                      24

Item 2.   Changes in Securities                                                  26

Item 3.   Defaults upon Senior Securities                                        26

Item 4.   Submission of Matters to a Vote of Security Holders                    26

Item 5.   Other Information                                                      26

Item 6.   Exhibits and Reports on Form 8-K                                       26

          Signatures                                                             27

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            JUNE 30,      DECEMBER 31,
ASSETS                                                        1999           1998
                                                           ---------      ------------
                                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                               $  33,134       $  43,104
   Short-term investments                                     79,092          62,539
   Accounts receivable, net                                   12,957          19,234
   Prepaid expenses and other current assets                  15,364          15,695
                                                           ---------       ---------
        Total current assets                                 140,547         140,572
                                                           ---------       ---------
PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                             2,888          10,117
   Furniture and fixtures                                      4,877           4,877
   Leasehold improvements                                      2,772           2,408
                                                           ---------       ---------
                                                              10,537          17,402
   Less -- Accumulated depreciation                           (5,976)        (10,268)
                                                           ---------       ---------
        Net property and equipment                             4,561           7,134
                                                           ---------       ---------
LONG-TERM INVESTMENTS                                         19,242          33,606
GOODWILL AND OTHER INTANGIBLES, net                           16,652          18,971
OTHER ASSETS                                                   1,564           1,470
                                                           ---------       ---------
                                                           $ 182,566       $ 201,753
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $   4,276       $   4,444
   Accrued liabilities                                         7,240          12,372
   Accrued payroll and payroll-related expenses                3,469           4,938
   Deferred revenue                                           12,001          14,025
   Income taxes payable                                        6,312           6,680
                                                           ---------       ---------
        Total current liabilities                             33,298          42,459
                                                           ---------       ---------
LONG-TERM LIABILITIES                                          1,357             134
                                                           ---------       ---------
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value --
     Authorized -- 125,000,000 shares
     Issued -- 69,703,814 and 69,387,942 shares,
      respectively
     Outstanding -- 64,086,814 and 65,772,242 shares,            697             693
      respectively
Treasury stock, at cost -- 5,617,000 and
     3,615,700 shares, respectively                          (13,744)         (4,246)
 Additional paid-in capital                                  168,739         168,301
 Accumulated deficit                                          (6,242)         (3,972)
 Accumulated other comprehensive loss                         (1,539)         (1,616)
                                                           ---------       ---------
        Total stockholders' equity                           147,911         159,160
                                                           ---------       ---------
                                                           $ 182,566       $ 201,753
                                                           =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                  Three months ended         Six months ended
                                                       June 30,                  June 30,
                                                ---------------------     ---------------------
                                                  1999         1998         1999         1998
                                                --------     --------     --------     --------
NET REVENUES:
      License fees                              $ 13,797     $ 10,611     $ 25,870     $ 24,566
      Services                                     4,556        3,929        9,837        7,288
                                                --------     --------     --------     --------
            Total net revenues                    18,353       14,540       35,707       31,854

COST OF REVENUES                                     956          704        1,928        1,696
                                                --------     --------     --------     --------
GROSS MARGIN                                      17,397       13,836       33,779       30,158
                                                --------     --------     --------     --------
OPERATING EXPENSES
      Research and development                     4,811        4,573        9,034        9,103
      Sales and marketing                         10,526        9,723       21,380       18,902
      General and administrative                   3,618        2,755        5,922        5,423
      Amortization of goodwill                     1,160          471        2,320          957
                                                --------     --------     --------     --------
            Total operating expenses              20,115       17,522       38,656       34,385
                                                --------     --------     --------     --------
LOSS FROM OPERATIONS                              (2,718)      (3,686)      (4,877)      (4,227)

INTEREST INCOME AND OTHER, NET                     1,508          595        2,680        1,417
EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATE          --          204           --          653
                                                --------     --------     --------     --------
LOSS BEFORE PROVISION FOR INCOME TAXES            (1,210)      (2,887)      (2,197)      (2,157)
PROVISION (BENEFIT) FOR INCOME TAXES                  24         (183)          73           16
                                                --------     --------     --------     --------
NET LOSS                                        $ (1,234)    $ (2,704)    $ (2,270)    $ (2,173)
                                                ========     ========     ========     ========

BASIC AND DILUTED NET LOSS PER SHARE            $  (0.02)    $  (0.06)    $  (0.04)    $  (0.05)
                                                ========     ========     ========     ========
SHARES USED TO COMPUTE BASIC AND DILUTED
NET LOSS PER SHARE                                64,785       44,158       65,785       43,944
                                                ========     ========     ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
               CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)

                                                 Three months ended       Six months ended
                                                      June 30,                June 30,
                                                --------------------    --------------------
                                                  1999        1998        1999       1998
                                                -------     -------     -------     -------
Net Loss                                        $(1,234)    $(2,704)    $(2,270)    $(2,173)
Other comprehensive income (loss):
    Foreign currency translation adjustments         69        (134)         77        (129)
                                                -------     -------     -------     -------
Other comprehensive loss                        $(1,165)    $(2,838)    $(2,193)    $(2,302)
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

                                 NETMANAGE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                  SIX MONTHS ENDED
                                                                ---------------------
                                                                JUNE 30,     JUNE 30,
                                                                  1999         1998
                                                                --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $ (2,270)    $ (2,173)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation and amortization                             5,815        3,917
         Provision for doubtful accounts and returns                 118           68
         Equity in income of unconsolidated affiliate                 --       (1,417)
         Changes in assets and liabilities, net of business
           combinations:
            Accounts receivable                                    6,159        2,848
            Prepaid expenses and other assets                        331        2,765
            Accounts payable                                        (168)         373
            Accrued liabilities, payroll and payroll-related
              expenses                                            (5,762)      (3,917)
            Deferred revenue                                        (801)      (1,441)
            Income taxes payable                                    (368)          40
                                                                --------     --------
                  Net cash provided by operating activities        3,054        1,063
                                                                --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                           (35,444)      (8,818)
   Proceeds from maturity of short-term investments               37,216       19,234
   Purchases of long-term investments                            (12,405)      (9,914)
   Proceeds from maturity of long-term investments                 6,748        8,951
   Purchases of property and equipment                              (207)        (355)
   Purchases of technology and other intangible assets              (150)          --
                                                                --------     --------
                  Net cash provided by (used in) investing
                    activities                                    (4,242)       9,098
                                                                --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net of issuance costs         442        1,175
     Repurchase of common stock                                   (9,498)          --
                                                                --------     --------
                  Net cash provided by (used in) financing
                    activities                                    (9,056)       1,175
                                                                --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              274          840
                                                                --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (9,970)      12,176

CASH AND CASH EQUIVALENTS, beginning of period                    43,104       12,706
                                                                --------     --------
CASH AND CASH EQUIVALENTS,  end of period                       $ 33,134     $ 24,882
                                                                ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   INTERIM FINANCIAL DATA

The interim financial statements for the three and six month periods ended June 30, 1999 and 1998 for NetManage(R), Inc. (the "Company") have been prepared on the same basis as the year end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.   CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's investment interest in an unconsolidated affiliate, NetVision, Ltd., which was sold in December 1998, was accounted for by the equity method of accounting prior to the sale.

3.   NET INCOME (LOSS) PER SHARE

Basic net loss per share data has been computed using the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted average number of shares of common stock and dilutive potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three and six month periods ended June 30, 1999, the number of shares used in the computation of diluted earnings per share were the same as those used for the computation of basic earnings per share. Potentially dilutive securities of 1,775,875 and 1,847,643 were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the three and six month periods ended June 30, 1999, respectively.

4.   RESTRUCTURING OF OPERATIONS

In late August 1998, following its acquisition of FTP Software, Inc. ("FTP"), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. The restructuring charge included approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities were downsized or closed, facilities-related expenses associated with the consolidation of redundant operations and $1.5 million of employee-related expenses for employee terminations. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of acquisition was assumed by the Company in connection with the acquisition. The two restructuring plans included a reduction in the Company's worldwide workforce, reduction of office space, and the closure of four domestic locations, closure of all of FTP's international facilities and additional NetManage international locations. The reduction in force involved approximately 150 employees. Asset related write-offs primarily relate to leasehold improvements, computers, and communications equipment which would no longer be used when facilities were closed or downsized and headcount was reduced. The Company completed the majority of the restructuring actions by the end of 1998 and expects to complete the remaining items within one year from the date the restructuring plan was initiated. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $13.7 million, which is expected to be funded from internal operations. As of June 30, 1999, the Company had incurred

                              NETMANAGE, INC. NOTES
                 TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

costs totaling approximately $15.4 million related to the restructuring, which required $12.9 million in cash expenditures. Accrued liabilities at June 30, 1999 included the remaining reserve related to these restructuring plans of approximately $1.3 million.

     The following table lists the components of the restructuring accrual as of June 30, 1999 and December 31, 1998 (in thousands):

                                            EMPLOYEE    EXCESS     EXCESS
                                              COSTS     ASSETS   FACILITIES      TOTAL
                                            --------   -------   ----------    --------
Reserve provided..........................  $ 7,284    $ 2,674   $  6,794      $ 16,752
Reserve utilized in 1998..................   (6,693)    (1,585)    (3,250)      (11,528)
                                            -------    -------   --------      --------
Balance at December 31, 1998..............  $   591    $ 1,089   $  3,544      $  5,224
                                           --------    -------   --------      --------
Reserved utilized in the six months
ending June 30, 1999......................     (591)      (912)    (2,377)       (3,880)
                                            -------    -------   --------      --------
Balance at June 30, 1999..................  $    --    $   177   $  1,167      $  1,344
                                            =======    =======   ========      ========


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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

On November 26, 1997, a complaint was filed against the Company in the Superior Court of California, San Diego County, Shaw, et al. v. NetManage, Inc., No. 716081. The plaintiffs, former shareholders of AGE Logic, which the Company acquired in 1995, allege that the Company and certain of its officers made misleading statements in connection with the acquisition. The complaint asserts causes of action for fraud, negligent misrepresentation, negligence and breach of contract, and seeks an unspecified amount of damages. The Company has reached a preliminary agreement to settle the matter, the terms of which are still being negotiated. If adopted, the settlement would be recorded in the quarter ended September 30, 1999 results and would include a cash payment of $1.75 million. The Company is in the process of seeking insurance reimbursement for the expected amount to be paid in settlement. Any amounts not reimbursed by insurance would be recorded as a charge against earnings.

On March 14, 1996, a securities class action complaint, Greebel v. FTP Software, Inc., et al., No. 96-10544, was filed in the United States District Court for the District of Massachusetts against FTP and certain of its former officers and directors. The complaint alleged that between July 14, 1995 and January 3, 1996, defendants violated the federal securities laws by making false and misleading statements of material fact about FTP's prospects. NetManage acquired FTP in August 1998. On September 24, 1998, the court granted defendants' motion for partial summary judgment and granted without leave to amend defendants' renewed motion to dismiss the complaint. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on June 9, 1999. No decision has been issued by the court of appeals as of August 6, 1999. FTP believes that there is no merit to this case and intends to defend the case vigorously.

In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. No decision has been issued by the court of appeals as of August 6, 1999. Firefox believes that there is no merit to the case and intends to defend the case vigorously.

On May 21, 1999, Verity filed a complaint against the company alleging claims for breach of contract, contractual and tortious breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conspiracy, and indemnification. The complaint arises out of the sale by FTP of certain technology to Verity. Verity claims that FTP's representations and warranties regarding its ownership of the technology sold were inaccuarate, especially insofar as a third party claimed ownership of the technology. Verity seeks compensatory and punitive damages in an unspecified amount, and attorneys fees. The action is pending in the Superior Court for the County of Santa Clara. The Company has answered the complaint, denying the allegations and raising several affirmative defenses, among them that it has secured a release from the third party of any claims it might have otherwise had against Verity regarding ownership of the technology. The Company believes that it has meritorious defenses to the claims alleged and intends to defend the action vigorously.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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


6.   SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company concluded that it operates in two operating segments: PC connectivity and visual connectivity. An operating segment is defined as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its chief executive officer. The PC connectivity segment develops, markets and supports software products that provide the technology to make the connection between personal computers and large corporate computers possible. The visual connectivity segment develops, markets and supports software products that add value to the PC connectivity product offerings. The Company has aggregated these two segments for reporting purposes as they have similar economic characteristics and are similar with respect to the nature of their products, the nature of their production processes, the type of customer that their products are sold to and the methods used to distribute their products.


7.   SHAREHOLDER RIGHTS PLAN

On April 26, 1999, pursuant to a Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and BankBoston, N.A., as Rights Agent (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-thousandth share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock, $0.001 par value ("Common Shares"), of the Company. The dividend was payable on May 28, 1999 (the "Record Date") to stockholders of record as of the close of business on that date. Each Right initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred, a designated series of preferred stock for which each 1/1000 of a share has economic attributes equivalent to one share of Common Stock at an exercise price of $24.00 per right, subject to adjustment.

The Rights are triggered and become exercisable upon the earlier of: (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Common Shares or (ii) 10 business days following the commencement of, or announcement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding Common Stock. If the Rights are triggered because an Acquiring Person beneficially owns 20% or more of the Company's Common Stock, each Right will provide its holder, other than a holder who is an Acquiring Person, the right to purchase that number of shares of Common Stock having a market value at the time equal to twice the exercise price, upon payment of the exercise price of $24.00 per Right. In addition, in the event of certain business combinations, the

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Rights permit the purchase of shares of common stock of an acquiror at a 50% discount from the market price at the time. The Board of Directors has the right to redeem the Rights at a price of $0.001 per Right at any time prior to the close of business on the tenth day after the first public announcement that a person has become an Acquiring Person (or such later time as may be determined by the Board of Directors). If the Rights are triggered under certain circumstances, the Board of Directors may elect to exchange each Right (other than Rights held by an Acquiring Person) for one share of the Company's Common Stock. The Rights expire on May 7, 2009. These provisions may have the effect of deterring hoctile takeovers or delaying changes in control or management of the Company.


8.   SUBSEQUENT EVENTS

In July 1999, the Board of Directors approved the repurchase of up to an aggregate of 3 million shares of its common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS REGARDING EXPECTED REVENUES FROM PRODUCTS RECENTLY INTRODUCED OR ACQUIRED AS A RESULT OF RECENT ACQUISITIONS OF OTHER COMPANIES, EXPECTED CHANGES IN OPERATING EXPENSES AND CAPITAL SPENDING, THE COMPANY'S EXPECTATION THAT INDIRECT SALES WILL INCREASE AS A PERCENTAGE OF DOMESTIC AND TOTAL REVENUES, AND THE COMPANY'S EXPECTATION THAT RESEARCH AND DEVELOPMENT WILL REMAIN FLAT AND SALES AND MARKETING EXPENSES WILL INCREASE AS A RESULT OF THE COMPANY'S ACQUISITION OF FTP. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, AMONG OTHERS, THAT THE MARKETS FOR THE COMPANY'S PRODUCTS, INCLUDING BUT NOT LIMITED TO CHAMELEON UNIX LINK97, CHAMELEON HOSTLINK97, ONNET HOST, ONWEB HOST, SUPPORTNOW, OPSESSION, NS/PORTFOLIO, NS/ROUTER AND VIEWNOW COULD GROW MORE SLOWLY THAN THE COMPANY OR MARKET ANALYSTS BELIEVE OR THAT THE COMPANY WILL NOT BE ABLE TO COMPETE EFFECTIVELY IN THOSE MARKETS. IN ADDITION, THERE IS NO ASSURANCE THAT THE COMPANY'S PRODUCTS FOR REAL-TIME CUSTOMER SUPPORT OVER THE INTERNET WILL CONTINUE TO RECEIVE CUSTOMER ACCEPTANCE, THAT THE COMPANY WILL NOT SUFFER INCREASED COMPETITIVE PRESSURES, THAT BUYING DECISIONS BY THE COMPANY'S CUSTOMERS WILL NOT BE ADVERSELY INFLUENCED BY THE ACTIONS OF THE COMPANY'S COMPETITORS OR OTHER MARKET FACTORS, THAT THE COMPANY WILL BE ABLE TO RETAIN AND HIRE SUFFICIENT QUALIFIED, THAT THE COMPANY WILL BE ABLE TO CONTINUE TO EXECUTE ON ITS BUSINESS PLAN IN A MANNER THAT WILL ALLOW IT TO IMPROVE ITS FINANCIAL POSITION OR THAT THE CONTINUING ECONOMIC DIFFICULTIES IN ASIA WILL NOT ADVERSELY AFFECT SALES OF THE COMPANY'S PRODUCTS IN THAT REGION. ADDITIONAL FACTORS THAT COULD AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE THOSE DISCUSSED BELOW UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

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

     In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses. The restructuring plan included a reduction in the Company's worldwide workforce and office space. The majority of the restructuring actions were completed by December 31, 1998 with remaining items expected to be completed within one year from the date the restructuring plan was initiated.

     As described in detail below, under the heading "Factors That May Affect Future Results and Financial Condition," acquisitions involve a number of risks, including risks relating to the integration of the acquired company's operations, personnel and products. There can be no assurance the integration of any future acquisition, will be accomplished successfully, and the failure to accomplish effectively any integrations could have a material adverse effect on NetManage's results of operations and financial condition.

RESULTS OF OPERATIONS

     The Company's net revenues increased for the three and six month periods ended June 30, 1999 as compared to the same periods of 1998. Continuing benefit from cost reduction programs, including the restructuring plan announced and executed in the third quarter of 1998, however, an increase in legal expenses associated with the defense of various lawsuits, increases in sales and marketing expenses as the Company announced the release of its new product line and the increase in goodwill amortization associated with the purchase of FTP resulted in a loss from operations in the three and six month periods ending June 30, 1999.

     Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses are expected to decrease in the third quarter although they may fluctuate as a percentage of net revenues as the Company develops and introduces new products, which may contribute more significantly to revenue. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

(Dollars in millions)

                           Three months ended June 30,  Six months ended June 30,
                           ---------------------------  -------------------------
Net revenues:               1999     1998    Change %    1999     1998   Change %
                           -----    -----    --------   -----    -----   --------
License fees               $13.8    $10.6      30.2%    $25.9    $24.6     5.3%
Services                     4.6      3.9      17.9%      9.8      7.3    34.2%
                           -----    -----               -----    -----
     Total net revenues    $18.4    $14.5      26.9%    $35.7    $31.9    11.9%
                           -----    -----               -----    -----


As a percentage of
   revenues:
     License fees           75.0%    73.1%               72.5%    77.1%

     Services               25.0%    26.9%               27.5%    22.9%
                           -----    -----               -----    -----
          Total net
          revenues         100.0%   100.0%              100.0%   100.0%
                           -----    -----               -----    -----

Gross margin               $17.4    $13.8      26.1%    $33.8    $30.2    11.9%
  As a percentage of
  revenue                   94.6%    95.2%               94.7%    94.7%

Research and development   $ 4.8    $ 4.6       4.3%    $ 9.0    $ 9.1    (1.1)%
     As a percentage of
     revenue                26.1%    31.7%               25.2%    28.5%

Sales and marketing        $10.5    $ 9.7       8.2%    $21.4    $18.9    13.2%
     As a percentage of
     revenue                57.1%    66.9%               59.9%    59.2%

General and administrative $ 3.6    $ 2.8      28.6%    $ 5.9    $ 5.4     9.3%
     As a percentage of
     revenue                19.6%    19.3%               16.5%    16.9%

Interest income and other, $ 1.5    $ 0.6     150.0%    $ 2.7    $ 1.4    92.9%
     As a percentage of
     revenue                 8.2%     4.1%                7.6%     4.4%

Provision for income taxes $  --    $(0.2)       --     $  --    $  --      --
     Effective tax rate       --     (1.4)%      --        --       --      --


Net revenues

     Historically, a substantial portion of the Company's net revenues has been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

     The increase in license and service revenues for the three and six-month periods ended June 30, 1999 as compared with the same periods in 1998 is due to revenue attributable to the increased sales of licenses and maintenance contracts which occurred as a result of the FTP acquisition in the third quarter of 1998.

     The Company has operations worldwide with sales offices located in the United States, Europe and Japan. International revenues as a percentage of total net revenues were relatively constant at 30% and 27% for the three-month periods ended June 30, 1999 and 1998, respectively and 31% and 30% and six-month periods ended June 30, 1999 and 1998, respectively.

     Software license fees are generally recognized as revenue upon shipment if the fee is considered fixed and determinable, the arrangement does not include significant customization of the software and collectibility is probable. Allowances for returns and doubtful accounts are provided based on historical rates of returns and write-offs, which have not been material to date. Certain of the Company's sales to distributors are under agreements providing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the distributor sells the merchandise.

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

     One customer accounted for 10% of net revenues in the three months ended June 30, 1999 and no customer accounted for more that 10% of net revenues during the three month period ended June 30, 1998 and six-month periods ended June 30, 1999 and 1998.

Gross margin

     Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with product packaging, documentation and software duplication. Cost of service revenues through June 30, 1999 has not been material and is not reported separately.

     Gross margins increased in absolute dollars while remaining relatively stable as a percentage of net revenues for both the three and six-month periods ended June 30, 1999 compared to the same periods in 1998.

     Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues.

Research and development

     Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. R&D expense remained relatively constant in absolute dollars and slightly reduced as a percentage of net revenues for the three and six-month periods ended June 30, 1999 as compared to the same periods in 1998. This primarily reflects cost savings, particularly in R&D salaries and benefits, associated with the reduction in headcount resulting from the restructuring plan announced in the third quarter of 1998, as well as the Company's continued efforts to reduce expenses, offset by the cost of R&D employees added with the acquisition of FTP .

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

Sales and marketing

     Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. S&M expense increased slightly on an absolute dollar basis for the three and six-month periods ended June 30, 1999 compared to the same periods in 1998. The expenses as a percentage of net revenue increased for the three months ended June 30, 1999 compared to the prior year while they remained relatively flat as a percentage of net revenue for the six-months ended June 30, 1999 compared to the same period in the prior year. The increase in S&M expenses in absolute dollars reflects the increased marketing costs of advertising, trade shows, and promotions related to the Company's new product lines released in the second quarter of 1999.

     The Company believes that S&M expenses will remain relatively constant in absolute dollars and as a percentage of net revenues during the remainder of 1999 as compared with comparable periods in 1998. The Company expects that S&M expenses during 1999 as a percentage of total net revenues will fluctuate depending on future revenue levels.

General and administrative

     General and administrative ("G&A") expenses increased in absolute dollars for the three and six-month periods ended June 30, 1999 as compared to the same periods in 1998. The expenses as a percentage of net revenue increased for the three months ended June 30, 1999 compared to the prior year while they remained relatively flat as a percentage of net revenue for the six months ended June 30, 1999 compared to the same period in the prior year. The increase in G&A expenses is due to legal expenses associated with the defense of various lawsuits and the final settlement of a prior year's claim offset by cost savings, particularly in G&A salaries and benefits, associated with the reduction in headcount resulting from the restructuring plan announced in the third quarter of 1998 as well as the Company's continued efforts to reduce expenses. The Company believes that G&A expenses will decrease slightly in absolute dollars throughout the remainder of 1999.

Interest income

     Interest income increased in absolute dollars and was primarily due to the increase in cash, cash equivalents and long term investment balances that occurred as a result of the acquisition of FTP in August 1998 and the sale of NetVision in December 1998.

Equity in income of unconsolidated affiliate

     In December 1998, NetManage, Ltd., one of the Company's wholly-owned subsidiaries, sold its investment in NetVision, Ltd. ("NetVision"). NetVision's results for 1998 were accounted for by the equity method of accounting prior to the date of sale in December 1998.

Provision for income taxes

     The Company's effective tax rate for 1999 was 0% due to the Company's current loss position as compared to an effective tax rate of 27.3% for the first quarter of 1998.

Liquidity and Capital Resources

                                                           As of June 30,
                                                       ----------------------
(In millions)                                           1999            1998
                                                       ------          ------
Cash and cash equivalents                              $ 33.1          $ 24.9
Short-term investments                                   79.1            26.0
Long-term investments                                    19.2            20.6
Net cash provided by operating activities                 3.1             1.1
Net cash provided by (used in) investing activities      (4.2)            9.1
Net cash provided by (used in) financing activities      (9.1)            1.2


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

     The Company's cash and cash equivalents, short-term investments and long-term investments decreased from $139.2 million at December 31, 1998 to $131.5 million at June 30, 1999. This decrease was primarily due the repurchase of shares of the Company's stock.

     The Company's principal investing activities to date have been the purchase of short and long-term investments, purchases of property and equipment, and cash payments for acquisitions. Net of proceeds from maturities, the Company invested $47.8 million in short-term and long-term investments during the six-month period ended June 30, 1999. Expenditures for purchases of property and equipment were minimal during the six-month period ended June 30, 1999. The Company does not have any specific commitments with regard to future capital expenditures, and it is anticipated that such spending will remain relatively constant during the remaining quarters of 1999.

     Net cash used for financing activities during the six-month period ended June 30, 1999 reflects the repurchase of shares of the Company's common stock for $9.5 million in the open market under the repurchase program described below.

     At June 30, 1999, the Company had working capital of $107.2 million. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

     The Company's Board of Directors authorized the repurchase from time to time of up to 9 million shares of the Company's common stock through open market purchases. During the six-month period ended June 30, 1999, the Company repurchased 3,588,300 shares of its common stock on the open market at an average purchase price of $2.65 per share for a total cost of approximately $9.5 million. Cumulatively, the Company has repurchased 5,617,000 shares of its common stock at an average price of $2.45 per share for a total cost of approximately $13.7 million.

Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computers systems as the millennium ("Year 2000") approaches. The primary issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Risk to the Company exists in at least four areas as follows: systems used by the Company to run its business; systems used by the Company's suppliers; potential warranty or other claims from the Company's customers; and the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation.

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

RESTRUCTURING; INTEGRATION OF OPERATIONS OF FTP

     In late August 1998, following its acquisition of FTP, the Company initiated a plan to restructure its worldwide operations in response to adverse business conditions and in connection with the integration of the operations of FTP. The restructuring plan involved both a reduction in the Company's worldwide workforce and the consolidation of certain of the Company's sales and research and development facilities. The majority of the restructuring actions were complete as of December 31, 1998. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the completion of the restructuring will not disrupt the Company's operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

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

CHANGES IN PERSONNEL

     The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley and Orange County in California, the suburban Boston area and Haifa, Israel. During 1998, the Company (and, prior to the acquisition, FTP) experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of the Company's 1998 restructuring and acquisitions and the Company's results of operations during 1998. Managing employee attrition, integrating acquired operations and products and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources and increases the difficulty of hiring, training and assimilating new employees. Any failure of the Company to retain and attract qualified employees or to train or manage its management and employee base could have a material adverse effect on its business, financial condition and results of operations.

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

     The Company's connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, Novell and Sun Microsystems, Inc., as well as smaller networking software companies such as Hummingbird Communications Ltd. The Company also faces competition from makers of terminal emulation software such as Attachmate Corporation, Wall Data, Inc. and WRQ, Inc.. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name or product recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. There can be no assurance that the Company will be able to provide new products that compare favorably with the new products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company has experienced price declines for its mature products in 1998 and 1999. Any further material reduction in the price of the Company's products would require the Company to increase unit sales in order to maintain revenues at existing levels. There can be no assurance that the Company will be successful in doing so.

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

GLOBAL MARKET RISKS

     The Company derived approximately 30% and 31% of net revenues from international sales during the three and six month periods ended June 30, 1999, respectively. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see "--Government Regulation and Legal Uncertainties" below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency exchange rate fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations. In addition, the recent financial difficulties of some international economies could result in reduced revenue from sales to customer locations in such areas.

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

     On November 26, 1997, a complaint was filed against the Company in the Superior Court of California, San Diego County, Shaw, et al. v. NetManage, Inc., No. 716081. The plaintiffs, former shareholders of AGE Logic, which the Company acquired in 1995, allege that the Company and certain of its officers made misleading statements in connection with the acquisition. The complaint asserts causes of action for fraud, negligent misrepresentation, negligence and breach of contract, and seeks an unspecified amount of damages. The Company has reached a preliminary agreement to settle the matter, the terms of which are still being negotiated. If adopted, the settlement would be recorded in the quarter ended September 30, 1999 results and would include a cash payment of $1.75 million. The Company is in the process of seeking insurance reimbursement for the expected amount to be paid in settlement. Any amounts not reimbursed by insurance would be recorded as a charge against earnings..

     On March 14, 1996, a securities class action complaint, Greebel v. FTP Software, Inc., et al., No. 96-10544, was filed in the United States District Court for the District of Massachusetts against FTP and certain of its former officers and directors. The complaint alleged that between July 14, 1995 and January 3, 1996, defendants violated the federal securities laws by making false and misleading statements of material fact about FTP's prospects. NetManage acquired FTP in August 1998. On September 24, 1998, the court granted defendants' motion for partial summary judgment and granted without leave to amend defendants' renewed motion to dismiss the complaint. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on June 9, 1999. No decision has been issued by the court of appeals as of August 6, 1999. FTP believes that there is no merit to this case and intends to defend the case vigorously.

     In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. No decision has been issued by the court of appeals as of August 6, 1999. Firefox believes that there is no merit to the case and intends to defend the case vigorously.

     On May 21, 1999, Verity filed a complaint against the company alleging claims for breach of contract, contractual and tortious breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conspiracy, and indemnification. The complaint arises out of the sale by FTP of certain technology to Verity. Verity claims that FTP's representations and warranties regarding its ownership of the technology sold were inaccuarate, especially insofar as a third party claimed ownership of the technology. Verity seeks compensatory and punitive damages in an unspecified amount, and attorneys fees. The action is pending in the Superior Court for the County of Santa Clara. The Company has answered the complaint, denying the allegations and raising several affirmative defenses, among them that it has secured a release from the third party of any claims it might have otherwise had against Verity regarding ownership of the technology. The Company believes that it has meritorious defenses to the claims alleged and intends to defend the action vigorously.

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

Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Stockholders was held at the offices of the Company at 10725 N. DeAnza Boulevard, Cupertino, California on May 27, 1999 at 9:00 a.m. local time, for the following purposes:

1. To elect two directors to hold office until the Annual Meeting of Stockholders in the year 2002

2. To ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for its fiscal year ending December 31, 1999. Stockholders of record at the close of business on April 1, 1999 were entitled to vote at the meeting.

a. On the vote for the election of the directors, the following individuals received the number of votes indicated:

                                  For                Against
                              ----------            ---------
     Uzia Galil               62,141,210            1,535,619
     Darrell Miller           62,461,809            1,215,020


b. On the motion with respect to the selection of Arthur Andersen LLP as the independent auditors of the Company:

            For                   Against                      Abstain
         ----------               -------                      -------
         63,278,483               303,070                      95,276


ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     27.1 Financial Data Schedule.

b. The Company filed a report on Form 8-A12G dated May 18, 1999, relating to adoption of a rights plan and a dividend distribution of preferred share purchase rights to shareholders of record on May 28, 1999.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                        NETMANAGE, INC.
                                        (REGISTRANT)


DATE: AUGUST 13, 1999                   BY: /s/ GARY R. ANDERSON
                                            ------------------------------------
                                            GARY R. ANDERSON
                                            CHIEF FINANCIAL OFFICER
                                            AND SENIOR VICE PRESIDENT
                                            (PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27.1           Financial Data Schedule.