Form 10-Q
period 1999-09-30
NETMANAGE INC
filed 1999-11-15
CIK 909793

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

                For the quarterly period ended September 30, 1999

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

Number of shares of registrant's common stock outstanding as of October 29, 1999: 63,427,718


================================================================================

                                 NETMANAGE, INC.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                   PAGE

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1999 and
          December 31, 1998                                                          3

          Condensed Consolidated Statements of Operations for the three
          and nine months ended September 30, 1999 and September 30, 1998            4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1999 and September 30, 1998                     6

          Notes to Condensed Consolidated Financial Statements                       7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                         25

Item 2.   Changes in Securities                                                     27

Item 3.   Defaults upon Senior Securities                                           27

Item 4.   Submission of Matters to a Vote of Security Holders                       27

Item 5.   Other Information                                                         27

Item 6.   Exhibits and Reports on Form 8-K                                          27

          Signatures                                                                28

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                              1999              1998
                                                                -------------      ------------
                                                                 (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                      $  44,361         $  43,104
   Short-term investments                                            39,568            62,539
   Accounts receivable, net                                          11,099            19,234
   Prepaid expenses and other current assets                         13,686            15,695
                                                                  ---------         ---------
        Total current assets                                        108,714           140,572
                                                                  ---------         ---------

PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                                    4,118            10,117
   Furniture and fixtures                                             4,965             4,877
   Leasehold improvements                                             2,785             2,408
                                                                  ---------         ---------
                                                                     11,868            17,402
   Less - Accumulated depreciation                                   (7,806)          (10,268)
                                                                  ---------         ---------
        Net property and equipment                                    4,062             7,134
                                                                  ---------         ---------

LONG-TERM INVESTMENTS                                                45,602            33,606
GOODWILL AND OTHER INTANGIBLES, net                                  17,707            18,971
OTHER ASSETS                                                          1,965             1,470
                                                                  ---------         ---------
                                                                  $ 178,050         $ 201,753
                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $   3,728         $   4,444
   Accrued liabilities                                                8,339            12,372
   Accrued payroll and payroll-related expenses                       3,442             4,938
   Deferred revenue                                                   9,613            14,025
   Income taxes payable                                               6,238             6,680
                                                                  ---------         ---------
        Total current liabilities                                    31,360            42,459
                                                                  ---------         ---------

LONG-TERM LIABILITIES                                                 1,232               134
                                                                  ---------         ---------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value --
     Authorized -- 125,000,000 shares
     Issued -- 69,703,814 and 69,377,177 shares,
      respectively
     Outstanding -- 63,349,514 and 67,348,477 shares,
      respectively                                                      697               693
Treasury stock, at cost -- 6,354,300 and 2,028,700 shares,
     respectively                                                   (15,559)           (4,246)
Additional paid-in capital                                          168,740           168,301
Accumulated deficit                                                  (5,423)           (3,972)
Accumulated other comprehensive loss                                 (2,997)           (1,616)
                                                                  ---------         ---------
        Total stockholders' equity                                  145,458           159,160
                                                                  ---------         ---------
                                                                  $ 178,050         $ 201,753
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

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                               Three months ended             Nine months ended
                                                                  September 30,                 September 30,
                                                             -----------------------       -----------------------
                                                               1999           1998           1999           1998
                                                               ----           ----           ----           ----
NET REVENUES:
       License fees                                          $ 12,700       $ 12,890       $ 38,570       $ 37,451
       Services                                                 4,946          4,198         14,783         11,490
                                                             --------       --------       --------       --------
              Total net revenues                               17,646         17,088         53,353         48,941

COST OF REVENUES                                                  849            547          2,777          2,243
                                                             --------       --------       --------       --------
GROSS MARGIN                                                   16,797         16,541         50,576         46,698
                                                             --------       --------       --------       --------

OPERATING EXPENSES:
       Research and development                                 3,809          4,293         12,843         13,396
       Sales and marketing                                      8,995          9,813         30,375         28,714
       General and administrative                               2,311          3,372          7,920          8,795
       Legal settlements                                        1,750                         2,063
       Write-off of in-process research and development            --          9,500             --          9,500
       Restructuring                                               --          7,033             --          7,033
       Amortization of goodwill                                   944            700          3,264          1,657
                                                             --------       --------       --------       --------
              Total operating expenses                         17,809         34,711         56,465         69,095
                                                             --------       --------       --------       --------

LOSS FROM OPERATIONS                                           (1,012)       (18,170)        (5,889)       (22,397)

INTEREST INCOME AND OTHER, NET                                  1,839          1,401          4,519          2,818
EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATE                       --            374             --          1,027
                                                             --------       --------       --------       --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                   827        (16,395)        (1,370)       (18,552)
PROVISION (BENEFIT) FOR INCOME TAXES                                8             (7)            81              8
                                                             --------       --------       --------       --------
NET INCOME (LOSS)                                            $    819       $(16,388)      $ (1,451)      $(18,560)
                                                             ========       ========       ========       ========

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED               $   0.01       $  (0.29)      $  (0.02)      $  (0.39)
                                                             ========       ========       ========       ========

WEIGHTED-AVERAGE COMMON SHARES AND EQUIVALENTS:
              BASIC                                            63,743         56,591         65,072         48,159
                                                             ========       ========       ========       ========
              DILUTED                                          65,190         56,591         65,072         48,159
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

                                 NETMANAGE, INC.
               CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)


                                                      Three months ended           Nine months ended
                                                        September 30,                September 30,
                                                    ----------------------       ----------------------
                                                     1999           1998          1999           1998
                                                     ----           ----          ----           ----
Net Income (Loss)                                   $   819       $(16,388)      $(1,451)      $(18,560)
Other comprehensive income (loss):
      Foreign currency translation adjustments       (1,458)          (816)       (1,381)          (945)
                                                    -------       --------       -------       --------
Other comprehensive loss                            $  (639)      $(17,204)      $(2,832)      $(19,505)
                                                    =======       ========       =======       ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                        -----------------------
                                                                                          1999           1998
                                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $ (1,451)      $(18,560)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                      7,564          6,673
        Provision for doubtful accounts and returns                                          118            378
        Equity in income of unconsolidated                                                    --         (1,027)
           affiliate
        Write-off of in-process research and development                                      --          9,500
        Write-down of assets related to restructuring                                         --          1,312
        Changes in assets and liabilities, net of business combinations:
           Accounts receivable                                                             8,017          3,566
           Prepaid expenses and other assets                                               1,609            952
           Accounts payable                                                                 (715)         1,481
           Accrued liabilities, payroll and payroll-related expenses                      (6,424)          (998)
           Deferred revenue                                                               (4,412)        (1,717)
           Income taxes payable                                                             (442)            30
                                                                                        --------       --------
                Net cash provided by operating activities                                  3,864          1,590
                                                                                        --------       --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                                   (64,174)       (16,100)
   Proceeds from maturity of short-term investments                                       86,004         53,324
   Purchases of long-term investments                                                    (23,973)       (24,529)
   Proceeds from maturity of long-term investments                                        11,288         15,184
   Purchases of property and equipment                                                      (531)          (355)
   Purchase of equity investment carried at cost                                            (150)            --
   Proceeds from acquisition of FTP                                                           --         21,640
                                                                                        --------       --------
                Net cash provided by investing activities                                  8,464         49,164
                                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net of issuance costs                                 442          1,177
   Repurchase of common stock                                                            (11,313)            --
                                                                                        --------       --------
                Net cash provided by (used in) financing activities                      (10,871)         1,177
                                                                                        --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (200)           405
                                                                                        --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  1,257         52,336

CASH AND CASH EQUIVALENTS, beginning of period                                            43,104         12,706
                                                                                        --------       --------

CASH AND CASH EQUIVALENTS, end of period                                                $ 44,361       $ 65,042
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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  INTERIM FINANCIAL DATA

The interim financial statements for the three and nine month periods ended September 30, 1999 and 1998 for NetManage, Inc. (the "Company") have been prepared on the same basis as the year end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's investment interest in an unconsolidated affiliate, NetVision, Ltd., which was sold in December 1998, was accounted for by the equity method of accounting prior to the sale.

3.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share data has been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per share data has been computed using the weighted-average number of shares of common stock and dilutive potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the nine month period ended September 30, 1999, and for the three and nine month periods ended September 30, 1998, the number of shares used in the computation of diluted loss per share were the same as those used for the computation of basic loss per share. Potentially dilutive securities of 801,837 and 2,249,076 were not included in the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the three month and nine month period ended September 30, 1999, respectively.

4.  RESTRUCTURING OF OPERATIONS

In late August 1998, following the acquisition of FTP Software, Inc. ("FTP"), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. The restructuring charge included approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities were downsized or closed, facilities-related expenses associated with the consolidation of redundant operations and $1.5 million of employee-related expenses for employee terminations. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of acquisition was assumed by the Company in connection with the acquisition. The two restructuring plans included a reduction in the Company's worldwide workforce, reduction of office space, and the closure of four domestic locations, closure of all of FTP's international facilities and additional NetManage international locations. The reduction in force involved approximately 150 employees. Asset related write-offs primarily relate to leasehold improvements, computers, and communications equipment which would no longer be used when facilities were closed or downsized and headcount was reduced. The Company completed the majority of the restructuring actions by the end of 1998. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $13.7 million, which was expected to be funded from internal operations. As of

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


September 30, 1999, the Company had incurred costs totaling approximately $16.8 million related to the restructuring, which required $13.1 million in cash expenditures. Accrued liabilities at September 30, 1999, includes an increase to the restructuring reserve for $2.7 million which, after an evaluation of the restructuring charges and actions taken since the initial restructuring charge was taken, was determined to be the increase necessary for anticipated continued restructuring activities. The increase relates to lease commitments for FTP facilities which the Company has been unable to extricate itself from the lease or find suitable sublease tenants. As the additional reserve relates to FTP facilities and the closure of those facilities was initiated prior to the acquisition of FTP, the increase to the restructuring reserve was recorded as part of an adjustment to the FTP purchase price allocation resulting in additional goodwill.

The following table lists the components of the restructuring accrual as of September 30, 1999 and December 31, 1998 (in thousands):

                                                    EMPLOYEE     EXCESS        EXCESS
                                                     COSTS       ASSETS      FACILITIES     TOTAL
                                                    --------     -------     ----------    --------
         Balance at December 31, 1998 ...........   $   591      $ 1,089      $ 3,544      $  5,224
                                                    -------      -------      -------      --------
         Reserve utilized in the nine months
           ending September 30, 1999 ............      (591)      (1,089)      (3,544)       (5,224)
         Addition to reserve recorded as an
           adjustment to the FTP purchase
           price allocation......................        --           --        2,722         2,722
                                                    -------      -------      -------      --------
         Balance at September 30, 1999 ..........   $    --      $    --      $ 2,722      $  2,722
                                                    =======      =======      =======      ========


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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. Plaintiff have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Appellate briefing is complete and no hearing date has been set.

On November 26, 1997, a complaint was filed against the Company in the Superior Court of California, San Diego County, Shaw, et al. v. NetManage, Inc., No. 716081. The plaintiffs, former shareholders of AGE Logic, which the Company acquired in 1995, allege that the Company and certain of its officers made misleading statements in connection with the acquisition. The complaint asserted causes of action for fraud, negligent misrepresentation, negligence and breach of contract, and sought unspecified damages. The Company has agreed to settle the matter with a cash payment of $1.75 million. The Company is in the process of seeking insurance reimbursement for the amount paid in settlement. Any amounts not reimbursed by insurance would be recorded as a charge against earnings.

On March 14, 1996, a securities class action complaint, Greebel v. FTP Software, Inc., et al., No. 96-10544, was filed in the United States District Court for the District of Massachusetts against FTP and certain of its former officers and directors. The complaint alleged that between July 14, 1995 and January 3, 1996, defendants violated the federal securities laws by making false and misleading statements of material fact about FTP's prospects and financial statements. NetManage acquired FTP in August 1998. On September 24, 1998, the district court granted defendants' motion for partial summary judgment and granted without leave to amend defendants' renewed motion to dismiss the complaint. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on June 9, 1999. By order dated October 8, 1999, the United States Court of Appeals for the First Circuit affirmed the district court's dismissal. Time to petition for review by the United States Supreme Court has not expired, but as of the date of this filing, the Company is not aware of any such petition. FTP believes there is no merit to the case and intends to defend the case vigorously.

In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). Firefox believes that there is no merit to the case and intends to defend the case vigorously.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


On May 21, 1999, Verity filed a complaint against the company alleging claims for breach of contract, contractual and tortious breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conspiracy, and indemnification. The complaint arises out of the sale by FTP of certain technology to Verity. Verity claims that FTP's representations and warranties regarding its ownership of the technology sold were inaccurate, especially insofar as a third party claimed ownership of the technology. Verity seeks compensatory and punitive damages in an unspecified amount, and attorneys fees. The action is pending in the Superior Court for the County of Santa Clara. The Company has answered the complaint, denying the allegations and raising several affirmative defenses, among them that it has secured a release from the third party of any claims it might have otherwise had against Verity regarding ownership of the technology. The Company believes that it has meritorious defenses to the claims alleged and intends to defend the action vigorously.

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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Rights are triggered and become exercisable upon the earlier of: (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Common Shares or (ii) 10 business days following the commencement of, or announcement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding Common Stock. If the Rights are triggered because an Acquiring Person beneficially owns 20% or more of the Company's Common Stock, each Right will provide its holder, other than a holder who is an Acquiring Person, the right to purchase that number of shares of Common Stock having a market value at the time equal to twice the exercise price, upon payment of the exercise price of $24.00 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of shares of common stock of an acquiror at a 50% discount from the market price at the time. The Board of Directors has the right to redeem the Rights at a price of $0.001 per Right at any time prior to the close of business on the tenth day after the first public announcement that a person has become an Acquiring Person (or such later time as may be determined by the Board of Directors). If the Rights are triggered under certain circumstances, the Board of Directors may elect to exchange each Right (other than Rights held by an Acquiring Person) for one share of the Company's Common Stock. The Rights expire on May 7, 2009. These provisions may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company.

8.     TREASURY STOCK

In July 1999, the Board of Directors approved an increase to the Company's stock repurchase program of 3 million shares of its common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During the three months ended September 30, 1999, the Company purchased 737,300 shares of its common stock at an average price of $2.46.

9.     SUBSEQUENT EVENTS

On September 27, 1999, the Company announced it had entered into an agreement to acquire Simware Inc., a Canadian company ("Simware") and a leader in web-based eCommerce solutions and web integration servers. The agreement provided that the acquisition would be effected by means of a cash tender offer for all the outstanding shares of Simware at $3.75 per share, or approximately $32 million. Pursuant to the tender offer, the Company acquired 91% of the outstanding shares of Simware on November 2, 1999. The Company intends to acquire the remaining shares in the fourth quarter of 1999 through a compulsory acquisition to be completed in accordance with Canadian law. The acquisition will be accounted for using the purchase method of accounting.

On October 20, 1999, the Company announced an agreement to acquire Wall Data Incorporated, a Washington corporation ("Wall Data"). With its RUMBA product line, Wall Data is a leader in the PC-to-IBM connectivity market. The agreement provided that the acquisition would be effected by means of a cash tender offer for all the outstanding shares of Wall Data at $9.00 per share, or approximately $98 million. A tender offer commenced on October 27, 1999, and the offer period will expire on November 24, 1999. The tender offer is subject to customary conditions, including the expiration or termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976. The acquisition will be accounted for using the purchase method of accounting.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT ON FORM 10Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS REGARDING EXPECTED REVENUES FROM PRODUCTS RECENTLY INTRODUCED OR ACQUIRED AS A RESULT OF RECENT ACQUISITIONS OF OTHER COMPANIES, EXPECTED CHANGES IN OPERATING EXPENSES AND CAPITAL SPENDING, THE COMPANY'S EXPECTATION THAT INDIRECT SALES WILL INCREASE AS A PERCENTAGE OF DOMESTIC AND TOTAL REVENUES, AND THE COMPANY'S EXPECTATION THAT RESEARCH AND DEVELOPMENT WILL REMAIN FLAT AND SALES AND MARKETING EXPENSES WILL INCREASE AS A RESULT OF THE COMPANY'S ACQUISITIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, AMONG OTHERS, THAT THE MARKETS FOR THE COMPANY'S PRODUCTS, INCLUDING BUT NOT LIMITED TO CHAMELEON UNIX LINK97, CHAMELEON HOSTLINK97, ONNET HOST, ONWEB HOST, SUPPORTNOW, OPSESSION, NS/PORTFOLIO, NS/ROUTER AND VIEWNOW COULD GROW MORE SLOWLY THAN THE COMPANY OR MARKET ANALYSTS BELIEVE OR THAT THE COMPANY WILL NOT BE ABLE TO COMPETE EFFECTIVELY IN THOSE MARKETS. IN ADDITION, THERE IS NO ASSURANCE THAT THE COMPANY'S PRODUCTS FOR REAL-TIME CUSTOMER SUPPORT OVER THE INTERNET WILL CONTINUE TO RECEIVE CUSTOMER ACCEPTANCE, THAT THE COMPANY WILL NOT SUFFER INCREASED COMPETITIVE PRESSURES, THAT BUYING DECISIONS BY THE COMPANY'S CUSTOMERS WILL NOT BE ADVERSELY INFLUENCED BY THE ACTIONS OF THE COMPANY'S COMPETITORS OR OTHER MARKET FACTORS, THAT THE COMPANY WILL BE ABLE TO RETAIN AND HIRE SUFFICIENT QUALIFIED, THAT THE COMPANY WILL BE ABLE TO CONTINUE TO EXECUTE ON ITS BUSINESS PLAN IN A MANNER THAT WILL ALLOW IT TO IMPROVE ITS FINANCIAL POSITION OR THAT THE CONTINUING ECONOMIC DIFFICULTIES IN ASIA WILL NOT ADVERSELY AFFECT SALES OF THE COMPANY'S PRODUCTS IN THAT REGION. ADDITIONAL FACTORS THAT COULD AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDE THOSE DISCUSSED BELOW UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION." THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

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

On August 27, 1998, the Company acquired all of the outstanding common stock of FTP in exchange for NetManage stock for an aggregate purchase price of $78.3 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of FTP from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition of FTP, the Company allocated $9.5 million of the purchase price to in-process research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and, in management's opinion, the in-process research and development had no probable alternative future use. Accordingly, these costs were expensed as of the acquisition date.

In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses. The restructuring plan included a reduction in the Company's worldwide workforce and office space. The majority of the restructuring actions were completed by December 31, 1998 with remaining items expected to be completed within one year from the date the restructuring plan was initiated. In the quarter ended September 30, 1999, the Company re-examined the restructuring charge and actions which had occurred over the last year and determined that an additional restructuring accrual of $2.7 million would be necessary for the FTP acquisition. Substantially all the additional accrual relates to an increase necessary for excess FTP facilities as the Company has been unsuccessful in

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

either extricating itself from several leases or finding suitable sublease tenants. The increase to the accrual was recorded as part of an adjustment to the FTP purchase price allocation, resulting in additional goodwill.

On September 27, 1999, the Company announced it had entered into an agreement to acquire Simware Inc., a Canadian company ("Simware") and a leader in web-based eCommerce solutions and web integration servers. The agreement provided that the acquisition would be effected by means of a cash tender offer for all the outstanding shares of Simware at US$3.75 per share, or approximately $32 million. Pursuant to the tender offer, the Company acquired 91% of the outstanding shares of Simware on November 2, 1999. The Company intends to acquire the remaining shares in the fourth quarter of 1999 through a compulsory acquisition to be completed in accordance with Canadian law. The acquisition will be accounted for using the purchase method of accounting

On October 20, 1999, the Company announced an agreement to acquire Wall Data Incorporated, a Washington corporation ("Wall Data"). With its RUMBA product line, Wall Data is a leader in the PC-to-IBM connectivity market. The agreement provided that the acquisition would be effected by means of a cash tender offer for all the outstanding shares of Wall Data at $9.00 per share, or approximately $98 million. A tender offer commenced on October 27, 1999, and the offer period will expire on November 24, 1999. The tender offer is subject to customary conditions, including the expiration or termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976. The acquisition will be accounted for using the purchase method of accounting.

As described in detail below, under the heading "Factors That May Affect Future Results and Financial Condition," acquisitions involve a number of risks, including risks relating to the integration of the acquired company's operations, personnel and products. There can be no assurance the integration of any future acquisitions, will be accomplished successfully, and the failure to accomplish effectively any integrations could have a material adverse effect on NetManage's results of operations and financial condition.

RESULTS OF OPERATIONS

The Company's net revenues increased for the three and nine month periods ended September 30, 1999 as compared to the same periods of 1998 primarily due to the inclusion of FTP's results since its acquisition August 27, 1998. Operating expenses have decreased as a result of cost reductions associated with the Company's restructuring plan which began in the third quarter of 1998, although these reductions have been offset by an increase in legal expenses associated with the defense of various lawsuits, increases in sales and marketing expenses connected with the release of new product lines and an increase in goodwill amortization associated with the purchase of FTP.

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

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

(Dollars in millions)

                                     Three months ended September 30,   Nine months ended September 30,
                                     --------------------------------   -------------------------------
Net revenues:                           1999       1998     Change %       1999      1998     Change %
                                       ------     ------    --------      ------    ------    --------
      License fees                     $ 12.7     $ 12.9      -1.6%       $ 38.6    $ 37.5       2.9%
      Services                            4.9        4.2      16.7%         14.8      11.5      28.7%
                                       ------     ------                  ------    ------
           Total net revenues          $ 17.6     $ 17.1       2.9%       $ 53.4    $ 49.0       9.0%
                                       ------     ------                  ------    ------

As a percentage of revenues:
      License fees                       72.2%      75.4%                   72.3%     76.5%
      Services                           27.8%      24.6%                   27.7%     23.5%
                                       ------     ------                  ------    ------
           Total net revenues           100.0%     100.0%                  100.0%    100.0%
                                       ------     ------                  ------    ------

Gross margin                           $ 16.8     $ 16.5       1.8%       $ 50.6    $ 46.7       8.4%
      As a percentage of revenues:       95.5%      96.5%                   94.8%     95.3%

Research and development               $  3.8     $  4.3     -11.6%       $ 12.8    $ 13.4      -4.5%
      As a percentage of revenues:       21.6%      25.1%                   24.0%     27.3%

Sales and marketing                    $  9.0     $  9.8      -8.2%       $ 30.4    $ 28.7       5.9%
      As a percentage of revenues:       51.1%      57.3%                   56.9%     58.6%

General and administrative             $  2.3     $  3.4     -32.4%       $  7.9    $  8.8     -10.2%
      As a percentage of revenues:       13.1%      19.9%                   14.8%     18.0%

Interest income and other, net         $  1.8     $  1.4      28.6%       $  4.5    $  2.8      60.7%
      As a percentage of revenues:       10.2%       8.2%                    8.4%      5.7%

Provision for income taxes             $   --     $   --        --        $  0.1    $   --    100.00%
      Effective tax rate                   --         --        --            --        --        --

NET REVENUES

Historically, a substantial portion of the Company's net revenues has been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

License revenues increased nominally for the nine months ended September 30, 1999, as compared to the same period in 1998 and decreased slightly during the three month period ended September 30, 1999, as compared to the same period in 1998. The increase in service revenues for the three and nine-month periods ended September 30, 1999 as compared with the same periods in 1998 is due to revenue attributable to the increased sales of maintenance contracts which occurred as a result of the FTP acquisition in the third quarter of 1998.

The Company has operations worldwide with sales offices located in the United States, Europe and Japan. International revenues as a percentage of total net revenues were relatively constant at 23% and 27% for the three-month periods ended September 30, 1999 and 1998, respectively, and 25% and 30% for the nine-month periods ended September 30, 1999 and 1998, respectively.

                                 NETMANAGE, INC.

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

No customer accounted for 10% of net revenues in the three months ended September 30, 1999 and 1998 or in the nine-month periods ended September 30, 1999 and 1998.

  GROSS MARGIN

Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with product packaging, documentation and software duplication. Cost of service revenues through September 30, 1999 has not been material and is not reported separately.

Gross margins increased in absolute dollars while remaining relatively stable as a percentage of net revenues for both the three and nine-month periods ended September 30, 1999 compared to the same periods in 1998.

Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues.

  RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. R&D expense remained relatively constant in absolute dollars and reduced as a percentage of net revenues for the three and nine-month periods ended September 30, 1999 as compared to the same periods in 1998. This primarily reflects cost savings, particularly in R&D salaries and benefits, associated with the reduction in headcount resulting from the restructuring plan announced in the third quarter of 1998, as well as the Company's continued efforts to reduce expenses, offset by the cost of R&D employees added with the acquisition of FTP .

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

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  SALES AND MARKETING

Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. S&M expense decreased slightly on an absolute dollar basis for the three-month period ended September 30, 1999 compared to the same period in 1998 while S&M expense increased slightly on an absolute dollar basis for the nine-month period ended September 30, 1999 compared to the same period in 1998. The expenses as a percentage of net revenue decreased for the three months ended September 30, 1999 compared to the prior year while they remained relatively flat as a percentage of net revenue for the nine-months ended September 30, 1999 compared to the same period in the prior year. The increase in year-to-date S&M expenses in absolute dollars reflects the increased marketing costs of advertising, trade shows, and promotions related to the Company's new product lines released in the second quarter of 1999.

The Company believes that S&M expenses will remain relatively constant in absolute dollars and as a percentage of net revenues during the remainder of 1999 as compared with comparable periods in 1998. The Company expects that S&M expenses during 1999 as a percentage of total net revenues will fluctuate depending on future revenue levels.

  GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses have decreased in absolute dollars and as a percentage of net revenue for the three and nine-month periods ended September 30, 1999 as compared to the same periods in 1998. Cost savings, particularly G&A salaries and benefits, associated with the reduction in headcount resulting from the restructuring plan announced in the third quarter of 1998 and the Company's continued efforts to reduce expenses have been partially offset by an increase in G&A expenses due to legal expenses associated with the defense of various lawsuits. The Company believes that G&A expenses will decrease slightly in absolute dollars throughout the remainder of 1999.

LEGAL SETTLEMENTS

During the three months ended September 30, 1999, the Company entered into a final settlement of a prior year's claim which resulted in a payment by the Company of $1.75 million (See Part II - Item 1. Legal Proceedings below). During the three months ended June 30, 1999, the Company ended a royalty dispute with a cash payment of $0.3 million.

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

  PROVISION FOR INCOME TAXES

       The Company's effective tax rate for 1999 is 0% due to the Company's current consolidated loss position and as international income taxes are de minimus.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------
                                                September 30,      December 31,
(In millions)                                       1999             1998
-------------------------------------------------------------------------------
Cash and cash equivalents                          $ 44.4           $ 43.1
Short-term investments                               39.6             62.5
Long-term investments                                45.6             33.6
                                                   ------           ------
  Total                                            $129.6           $139.2

-------------------------------------------------------------------------------

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

The Company's cash and cash equivalents, short-term investments and long-term investments, in aggregate, have decreased from $139.2 million at December 31, 1998 to $129.6 million at September 30, 1999. This decrease was primarily due to the repurchase of shares of the Company's stock.

On September 27, 1999, the Company announced it had entered into an agreement to acquire Simware Inc., a Canadian company ("Simware"). The agreement provided that the acquisition would be effected by means of a cash tender offer for all the outstanding shares of Simware at $3.75 per share, or approximately $32 million. Pursuant to the tender offer, the Company acquired 91% of the outstanding shares of Simware on November 2, 1999. The Company intends to acquire the remaining shares in the fourth quarter of 1999 through a compulsory acquisition to be completed in accordance with Canadian law.

On October 20, 1999, the Company announced an agreement to acquire Wall Data Incorporated, a Washington corporation ("Wall Data"). The agreement provided that the acquisition would be effected by means of a cash tender offer for all the outstanding shares of Wall Data at $9.00 per share, or approximately $98 million. A tender offer commenced on October 27, 1999, and the offer period will expire on November 24, 1999. The tender offer is subject to customary conditions, including the expiration or termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976.

The Company will expend a considerable amount of its current available cash and investments if both the Simware Inc. and Wall Data Inc. tender offers are successful. Substantially all of the Company's investment portfolio is comprised of high-grade commercial paper and corporate bonds, Euro Dollar bonds and US treasuries.

The Company's principal investing activities during 1999 have been the purchase of short and long-term investments and purchases of property and equipment. Net of proceeds from maturities, the Company invested $88.1 million in short-term and long-term investments during the nine-month period ended September 30, 1999.

Expenditures for purchases of property and equipment were minimal during the nine-month period ended September 30, 1999.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for financing activities during the nine-month period ended September 30, 1999 reflects the repurchase of shares of the Company's common stock for $11.3 million in the open market under the repurchase program described below.

At September 30, 1999, the Company had working capital of $77.4 million. The Company believes that its current cash balances and cash flows from current operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

The Company's Board of Directors authorized the repurchase from time to time of up to 9 million shares of the Company's common stock through open market purchases. During the nine-month period ended September 30, 1999, the Company repurchased 4,325,600 shares of its common stock on the open market at an average purchase price of $2.62 per share for a total cost of approximately $11.3 million. Cumulatively, the Company has repurchased 6,354,300 shares of its common stock at an average price of $2.45 per share for a total cost of approximately $15.6 million.

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

For the Year 2000 non-compliance issues identified to date, the remaining cost of testing, upgrade, and remediation of the Company's internal systems is approximately $0.3 million. The Company is conducting an ongoing review of its estimated costs; the preliminary investment required for the necessary upgrades and remediation for replacement of certain computer systems is estimated at less than $0.1 million. The Company expects to implement upgrades and remediations prior to the end of 1999. If implementation of such systems is delayed, or if the Company has incorrectly evaluated its Year 2000 issues, or if significant new non-compliance issues are identified, the Company's business, financial condition or results of operations could be materially adversely affected.

The Company has contacted its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. If suppliers are not Year 2000 compliant, the Company may seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's business, financial condition or results of operations.

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

                                 NETMANAGE, INC.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

                                 NETMANAGE, INC.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

increase revenues from the sale of FTP's products will depend in part on its ability to effectively respond to these factors.

RISKS OF ACQUISITIONS

The Company's merger and acquisition transactions, including the acquisition of FTP, recent acquisition of Simware Inc. and pending acquisition of Wall Data Inc. have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the Company's product offerings, attract key personnel and strengthen the Company's presence in the international and OEM marketplace. Product and technology acquisitions entail numerous risks, including the diversion of management's attention away from day-to-day operations, difficulties in the assimilation of acquired operations and personnel (such as sales, engineering and customer support), the integration of acquired products with existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies and the difficulty of presenting a unified corporate image.

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

CHANGES IN PERSONNEL

The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley and Orange County in California, the suburban Boston area and Haifa, Israel. During 1998 and 1999, the Company (and, prior to the acquisition, FTP) experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of the Company's 1998 restructuring and acquisitions and the Company's results of operations during 1998 and 1999. Managing employee attrition, integrating acquired operations and products and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources and increases the difficulty of hiring, training and assimilating new employees. Any failure of the Company to retain and attract qualified employees or to train or manage its management and employee base could have a material adverse effect on its business, financial condition and results of operations.

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

                                 NETMANAGE, INC.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

The Company's connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, Novell and Sun Microsystems, Inc., as well as smaller networking software companies such as Hummingbird Communications Ltd. The Company also faces competition from makers of terminal emulation software such as Attachmate Corporation, Wall Data, Inc. and WRQ, Inc. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name or product recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. There can be no assurance that the

                                 NETMANAGE, INC.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Company will be able to provide new products that compare favorably with the new products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company has experienced price declines for its mature products in 1998 and 1999. Any further material reduction in the price of the Company's products would require the Company to increase unit sales in order to maintain revenues at existing levels. There can be no assurance that the Company will be successful in doing so.

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

                                 NETMANAGE, INC.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

GLOBAL MARKET RISKS

The Company derived approximately 23% and 25% of net revenues from international sales during the three and nine month periods ended September 30, 1999, respectively. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see "-- Government Regulation and Legal Uncertainties" below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency exchange rate fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations. In addition, the recent financial difficulties of some international economies could result in reduced revenue from sales to customer locations in such areas.

                                 NETMANAGE, INC.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

YEAR 2000 COMPLIANCE

The Company currently estimates that it will incur expenses of up to $0.4 million in connection with the upgrade and remediation of non-critical internal computer systems and testing of its software products for compliance with Year 2000. However, there can be no assurance that the Company will be able to implement these upgrades successfully, and the Company's estimates of expenses may be incorrect due to unknown defects in its systems. If the Company's review of its Year 2000 readiness did not uncover all Year 2000 problems and the Company does not have a contingency plan to address this risk it could suffer, be adversely affected, or be required to expend additional resources to resolve those problems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance" above. In addition, many of the Company's products are designed to function with legacy systems, many of which may not be Year 2000 compliant. Failures of these legacy systems to be Year 2000 compliant may reduce demand for the Company's products and adversely affect the Company's business, financial condition or results of operations. The Company is also relying on assurances from suppliers that they and their products are prepared for the Year 2000. However, there can be no assurance that statements from vendors are reliable, since the Company has not independently investigated its vendors' assertions about their products. Any failure to be Year 2000 compliant on the Company's vendors or customers could adversely affect the Company's business, financial condition or results of operations.

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

                                 NETMANAGE, INC.

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

On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. Plaintiff have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Appellate briefing is complete and no hearing date has been set.

On November 26, 1997, a complaint was filed against the Company in the Superior Court of California, San Diego County, Shaw, et al. v. NetManage, Inc., No. 716081. The plaintiffs, former shareholders of AGE Logic, which the Company acquired in 1995, allege that the Company and certain of its officers made misleading statements in connection with the acquisition. The complaint asserted causes of action for fraud, negligent misrepresentation, negligence and breach of contract, and sought unspecified damages. The Company has agreed to settle the matter with a cash payment of $1.75 million. The Company is in the process of seeking insurance reimbursement for the

                                 NETMANAGE, INC.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

amount paid in settlement. Any amounts not reimbursed by insurance would be recorded as a charge against earnings.

On March 14, 1996, a securities class action complaint, Greebel v. FTP Software, Inc., et al., No. 96-10544, was filed in the United States District Court for the District of Massachusetts against FTP and certain of its former officers and directors. The complaint alleged that between July 14, 1995 and January 3, 1996, defendants violated the federal securities laws by making false and misleading statements of material fact about FTP's prospects and financial statements. NetManage acquired FTP in August 1998. On September 24, 1998, the district court granted defendants' motion for partial summary judgment and granted without leave to amend defendants' renewed motion to dismiss the complaint. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on June 9, 1999. By order dated October 8, 1999, the United States Court of Appeals for the First Circuit affirmed the district court's dismissal. Time to petition for review by the United States Supreme Court has not expired, but as of the date of this filing, the Company is not aware of any such petition. FTP believes there is no merit to the case and intends to defend the case vigorously.

In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). Firefox believes that there is no merit to the case and intends to defend the case vigorously.

On May 21, 1999, Verity filed a complaint against the company alleging claims for breach of contract, contractual and tortious breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conspiracy, and indemnification. The complaint arises out of the sale by FTP of certain technology to Verity. Verity claims that FTP's representations and warranties regarding its ownership of the technology sold were inaccurate, especially insofar as a third party claimed ownership of the technology. Verity seeks compensatory and punitive damages in an unspecified amount, and attorneys fees. The action is pending in the Superior Court for the County of Santa Clara. The Company has answered the complaint, denying the allegations and raising several affirmative defenses, among them that it has secured a release from the third party of any claims it might have otherwise had against Verity regarding ownership of the technology. The Company believes that it has meritorious defenses to the claims alleged and intends to defend the action vigorously.

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

                                 NETMANAGE, INC.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

management will not have a material adverse effect on the Company's business, financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     27.1 Financial Data Schedule

b. The Company filed no reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                       NETMANAGE, INC.
                                       (REGISTRANT)


DATE: NOVEMBER 14, 1999                BY: /s/ GARY R. ANDERSON
      --------------------             -----------------------------------------
                                           GARY R. ANDERSON
                                           CHIEF FINANCIAL OFFICER
                                           AND SENIOR VICE PRESIDENT (PRINCIPAL
                                           FINANCIAL AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX


Exhibit #      Description
---------      -----------
  27.1         Financial Data Schedule