Form 10-K405
period 1999-12-31
NETMANAGE INC
filed 2000-03-30
CIK 909793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq Stock Market, was $324,024,872 as of February 29, 2000.(1)

     The number of shares of Common Stock outstanding as of February 29, 2000 was 64,120,805.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, to be held May 31, 2000, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.
---------------
(1) Excludes 14,749,348 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at December 31, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS.

OVERVIEW

     NetManage, Inc. (the "Company") develops and markets software applications that allow its customers to access and publish information from existing host-centric applications to Internet and web-based client computer users, and to create new applications that leverage existing host applications and data sources.

     The Company's business is focused on taking advantage of the overall move that major corporations worldwide are making to embrace electronic trading -- commonly termed Business-to-Business ("B2B") or Business-to-Consumer ("B2C"). In this market, the Company enables businesses to move to the Internet economy through providing the bridge between their existing access systems and those required to compete in the B2B and B2C marketplaces.

     The Company provides host access solutions that allow internal and external users to access mission-critical line-of-business host system applications and resources (Business-to-Employee or "B2E"). The corporate resources behind B2E are the basis of any eBusiness transformation. Alongside these solutions, the Company is focused on providing products that allow existing corporate business processes to be extended to business partners in the supply and demand chains, and products that allow new business processes to be created in support of corporate eBusiness B2B and B2C initiatives.

     The Company develops and markets these software solutions for UNIX(R), IBM AS/400 midrange and IBM corporate mainframe computers. The Company also develops and markets software that increases the productivity of corporate call centers, and allows real time application sharing on corporate networks and across the Internet. The Company provides professional support, maintenance and consultancy services to its customers in association with the products it develops and markets.

     The Company's business is also focused on taking advantage of major industry trends: expansion of the Internet and its adoption as the eCommerce and eBusiness infrastructure; continued mobilization of personal computer users and the adoption of mobile information access and display devices; and broader access to corporate data and information for people internal and external to an organization. The Company's principal products are compatible with Microsoft Corporation's ("Microsoft") Windows 2000, Windows NT, Windows 98, Windows 95 and Windows 3.1 platforms, International Business Machines Corporation ("IBM") operating systems, Novell, Inc. ("Novell") operating systems and various implementations of the industry standard UNIX operating system such as IBM's AIX, Hewlett Packard's HP/UX, Sun Microsystems' Solaris and Linux. The Company was incorporated in 1990 as a California corporation and changed its incorporation to Delaware in 1993 in conjunction with its initial public offering.

     The Company has a range of web integration products, host application publishing products and host access connectivity products. It also has a range of support connectivity products that provide real-time visual support in conjunction with help desk systems aimed at reducing the time and cost of end user support. The Company's host access products provide the applications and solutions that allow end user devices, including personal computers, to communicate with large centralized corporate computer systems. Host access products include the company's strongest brands: the Rumba family, the ViewNow family and the Chameleon(TM) family. Other strong brands in the Company's Host Access portfolio include: the NS/Portfolio(TM) family and the OnNet(R) and OnWeb(TM) families. Strong Web Integration and Applications Server brands include the Salvo(TM) family and the OnWeb(TM) family. The Company's real-time visual support connectivity products add value to its Host Access and Web Integration offerings and also target new market segments. Current products include SupportNow(TM) Enterprise and the SupportNow SDK(TM) software tools that help reduce the length and cost of support phone calls from end-users and help with end-user education and training.

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding the Company's expectation that indirect sales will grow as a percentage of both domestic and total net revenues and the Company's expectation that it will continue to target and expand its marketing and sales efforts in major European and Asian markets. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including those discussed under the heading "Factors That May Affect Future Results and Financial Condition."

INDUSTRY BACKGROUND

     Four important industry trends have had strong influence on the Company's business strategy during the past two years, (i) the rapid adoption of eBusiness and electronic trading approaches by major corporations worldwide (ii) the continuing development of the Internet, intranets and extranets for delivery of mission-critical business applications in large companies, (iii) an increased desire on the part of corporations to make information stored in mainframes and midrange computers ("legacy" systems) broadly accessible internally and externally to their employees and business partners and (iv) the continued mobilization of users of personal computers and the proliferation of wireless and handheld devices requiring corporate host access on a global basis.

     The Company uses the term "internetworking" to describe the technology of global connectivity. Internetworking had its origins in the Internet, a worldwide "network of networks" which allows communication between different organizations and locations, each with its own individual network of computers. With the rapid development of the Internet, the breadth of the connectivity industry has quickly expanded beyond proprietary-based solutions to Web-based technologies and other open protocol solutions. The application of this same internetworking technology within a company on its own computer networks is known as an "intranet" to distinguish it from the larger public Internet. When companies use internetworking technology for connecting to outside customers and suppliers, it's known as an "extranet." An extranet is a network upon which all users are known and authenticated as opposed to the Internet where the identities of users are anonymous. Importantly, internetworking is comprised of many different applications which must communicate with one another, each according to its function, and which must follow certain standards or conventions to ensure interoperability.

     The number and variety of applications and services that utilize the internetworking infrastructure is growing rapidly -- pushed along by the Internet and corporate eBusiness initiatives. The Company is focused on several levels of product that utilize the internetworking infrastructure. These include traditional host access products for corporate desktops and servers which provide users with the ability to communicate with corporate host systems; applications that allow organizations to transform "legacy" applications into systems that can service external users, partners and customers -- particularly through the Web; and development platforms that allow organizations to re-engineer their existing "Legacy" applications and draw one or many existing applications and information sources together to create net new applications for new internal and external users.

     The personal computer has continued to grow in importance as a tool for facilitating communications, information sharing and group productivity in large companies. As professional workers have become more mobile, there is an accelerated effort to connect personal computers easily and reliably to corporate networks to improve communications and organizational productivity. As a result, the personal computer has become an important tool to connect workers to shared repositories of information and to other people, regardless of location, network or type of computer. Internetworking also facilitates activities such as mobile computing by allowing users to use and to access more effectively all of a company's computer systems from a remote location within the confines of an organization's security and access control policies. As the Internet Economy takes off, the number of different communication and internetworking options required by major corporations to support their businesses is increasing . The number and type of mobile computing and communication devices is also increasing and now includes wireless handheld devices, Personal Digital Assistants (PDAs) and Internet and Web-enabled cellular phones.

     Within organizations, personal computers must connect not only to other personal computers via LANs (Local Area Networks), but also to workstations, servers, minicomputers and mainframes, many of which may run different operating system software and connect to different physical networks. In addition, more companies are seeking ways to link their computer systems directly with those of vendors, customers and other business partners to enhance the flow of information and reduce expenses. This major move, utilizing the Internet as the internetwork, is termed eBusiness or eCommerce. eBusiness covers the full migration of business processes to the web and the sharing of those business processes with partners. eCommerce covers the elements that allow electronic selling, trading and transactions on the Web.

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

     The Company believes that the open and interoperable characteristics of internetworking technology, the use of intranets and the software that enables them, will continue to grow within organizations. The software required to implement an internetworking solution includes applications for the desktop, the software that transports information over the wires, the servers at the other end and management support and development tools to create and administer a network of this type. Additionally, an easy-to-use, intuitive interface can extend the use of these software components to a non-technical audience and facilitates adoption by such an audience.

     The Company's vision is to provide internetworking connectivity products and application level solutions that greatly improve and extend the reach of existing corporate host-centric systems regardless of what the end user devices are, regardless of where the end user devices are located, and to deliver products and services that provide an easy to use, standards-based infrastructure to support businesses in running more efficiently. As the Company continues to deliver on its vision of enabling its customers to implement B2B and B2C eBusiness solutions and to compete in the Internet Economy, internal and external users will be able to access corporate applications, data and information efficiently and easily and in a manageable, secure and supportable way.

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

     The Company has been a long-time proponent of industry standards and it pursues partnerships and alliances with key industry players. In addition to promoting technological progress, these alliances help strengthen the Company's market insight and lead to improved customer solutions with greater value. Some of the Company's strategic partners include Microsoft, Intel, IBM, Novell, Dell Computer and AT&T. All NetManage products are developed around the following:

          Ease of Use -- The Company's goal is to create host access applications for non-technical users. The Company's products are designed to be set up on any personal computer or network server in a few minutes and to determine with minimum user intervention, the appropriate settings and installation parameters for each PC's configuration and network. For many corporate users, the cost of training, installation and support can exceed software acquisition costs. Ease of use can reduce such costs. Moreover, ease of use increases product utilization, thereby enhancing product value to the customer. Thus, by reducing costs and enhancing value, the benefit of ease of use is significant to the Company's target market.

          Manageability -- NetManage offers an integrated suite of applications, improving network manageability for system administrators. NetManage is focused on providing managed products and a key value-add in NetManage products is built-in common management server support. The common characteristics of the product suite tend to increase user satisfaction and product utilization. A well-integrated product lowers the cost of ownership and increases product value to the customer.

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

     The Company's best-known products include the Rumba, ViewNow, Chameleon, NS/Portfolio, OnNet, OnWeb, Salvo and SupportNow product families. The Company recently acquired Wall Data Incorporated (WALL), a host connectivity company specializing in the IBM market, and Simware Inc. (SIMW), a Canadian company specializing in the Host Integration Server market, to expand and enhance its offerings for Desktop and Web-based host connectivity products and Web Integration solutions. The Company's products include:

Rumba 2000 Office                Complete connectivity software connecting PCs
                                 to IBM mainframe and AS/400 systems, HP, and UNIX. Rumba Office 2000 provides state-of-the-art terminal and printer emulation; file sharing and file transfer solutions.

Rumba 2000 Web-to-Host           A browser based solution for fast deployment of
                                 host access solutions to any browser supporting
                                 ActiveX or Java. RUMBA 2000, Web-to-Host deploys from virtually any Web server, lowering
                                 Total Cost of Ownership (TCO) by eliminating the need to configure individual desktops during initial installation and future updates.

Rumba Management Server (RMS)    RUMBA(R) Management Server delivers effective
                                 and efficient centralized management for a browser-based host access environment. This high-performance application server gives the ability to securely deliver host information over an intranet, extranet or the Internet.

Rumba Security Services          RUMBA Security Services provides uncompromising
                                 security for RUMBA Management Server. This product delivers state-of-the-art encryption and authentication for browser-based access to business-critical systems via extranets or the Internet. It builds on the features of RUMBA
                                 Management Server, which centrally manages
                                 Web-to-Host access.

ViewNow Windows Edition          ViewNow Windows Edition provides Microsoft
                                 Windows users with a complete set of
                                 high-performance connectivity software for easy access to mainframe, AS/400(R), and UNIX(R) hosts, providing powerful management facilities for centralized configuration, deployment, and control, as well as built-in real-time support capabilities.

ViewNow for Terminal Services
/ Citrix ViewNow for Terminal Services & Citrix MetaFrame is an enterprise-scale, multi-host connectivity solution for clients supported by Windows Terminal Services and Citrix
                                 MetaFrame -- including workstations running
                                 Microsoft(R) Windows(R), Mac OS, UNIX(R), or any web browser. ViewNow leverages MetaFrame's manageability, scalability, and robust multi-user capabilities to provide easy access to UNIX, AS/400(R), and mainframe hosts over any network connection.

ViewNow Browser Edition          ViewNow Browser Edition provides a complete set
                                 of high-performance connectivity solutions for users that require easy access to mainframe, AS/400(R), and UNIX(R) hosts from their browser.

Chameleon UNIX Link/HostLink     Complete PC-to-UNIX and PC-to-IBM (mainframe
                                 and AS/400) connectivity, including PC NFS
                                 (Network File System) file sharing, the most comprehensive suite of Telnet terminal emulation for TCP/IP and asynchronous connections and the industry's first
                                 Web-enabled X Windows server.

InterDrive(R) and InterDrive
Gateway Client applications which provide network users with access to printers, directories and file systems on network servers, a server product allowing users to share applications, information and devices as if connected directly to a desktop, and a gateway product linking standard Windows desktops to UNIX file sharing systems.

NS/Portfolio                     Full-featured, manageable access to IBM
                                 mainframes and AS/400 systems from Windows platforms.

OnNet OnNet products provide end users with a full range of applications designed to reach and share information on corporate intranets and the Internet and across legacy systems, and advanced terminal emulation.

OnWeb Host                       OnWeb Host enables host access through any
                                 Java-enabled Web browser. Deployment, upgrades and support are handled centrally, permitting control and audit of user-based host access. It includes the OnWeb application server, a Java servlet, that delivers applets and works with a Web server to manage and audit security and network activity.

OpSession SDK                    Comprehensive software developer tool that
                                 enables programmers to add real-time
                                 application and workgroup sharing capability, using standard Internet technology, to any Microsoft Windows 95/98/NT application.

SupportNow Enterprise            Interactive, real-time, visual support solution
                                 that brings the users' desktop to the support representative and reduces the length of time spent on a support incident. It provides independent software vendors ("ISVs") a way to offer faster and more effective technical support to their customers via interactive sessions.

SupportNow Server                Comprehensive real-time support server offering
                                 SupportNow Call Queue Management, conferencing, backend help desk integration, and firewall and proxy services.

     Substantially all of the Company's net revenues have been derived from the sale of products that provide internetworking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of the Company's products might be negatively impacted by developments adverse to Microsoft's Windows products. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide on a timely basis products compatible with future Windows releases. See "Factors that May Affect Future Results and Financial Condition -- Product Development and Competition" under
Item 7 below.

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

     NetManage, ViewNow, Rumba, OnWeb, OnNet, Chameleon UNIXLink, Chameleon HostLink, OpSession, SupportNow, NS/Portfolio, NS/Router, InterDrive, the NetManage logo and the lizard logo are trademarks or registered trademarks of NetManage, Inc. or its wholly owned subsidiaries in the United States and other countries. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively through X/Open Company Limited. AS/400 is a registered trademark in the U.S. and other countries of International Business Machines Corporation. All other trademarks are the property of their respective owners.

SALES AND MARKETING

     The Company's products are designed to meet the needs of corporate end-users, network administrators, system administrators, MIS (Management Information Systems) managers and Line-of-Business managers. The Company, through its host access products, targets three key market segments: 1) connecting users of communication devices to UNIX, midrange (including IBM AS/400) and mainframe systems and 2) allowing customers with these three types of host systems to publish and re-engineer their applications for the Internet Economy and 3) the Web. NetManage's goal is to allow customers to access, publish and integrate their corporate information from anywhere on their global business network and make that information available to employees, customers and partners in a secure and manageable way. Visual connectivity solutions extend NetManage's core connectivity strengths and are designed to foster better one-to-one relationships with customers by adding the element of human interaction to the Internet. The Company's visual connectivity products and services improve customer support and augment the sales process for the independent software vendor (ISV) and corporate marketplace.

     The Company is organized to solve the critical network and internetworking software application needs of corporations in a wide range of industries. From education and government to finance and manufacturing, the Company's products are being used to streamline communications throughout organizations. The Company's products have been sold to more than 30,000 organizations worldwide. The company has sold in excess of 20 million "seats" of software worldwide.

     In the United States, the Company combines advertising and promotion with direct sales through a telephone-based sales force, assisted by designated personnel specifically assigned to the needs of major accounts. As part of its continuing strategy to develop multiple distribution channels, the Company expects to continue its use of indirect channels, such as resellers, particularly value added resellers and systems integrators, distributors and original equipment manufacturers, both in the U.S. and internationally. The acquisition of Wall Data in December 1999, which has historically sold its products through indirect channels to a greater extent than NetManage, should result in an increase in sales through indirect sales channels. Indirect sales may grow as a percentage of revenues of both domestic and total net revenues, as a result of the acquisition of Wall Data or to increase market penetration. Any material increase in the Company's indirect sales may adversely affect the Company's average selling prices and gross margins due to the lower unit costs, that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract resellers and distributors who will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase-order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the Company's products, and the inability to recruit or retain important resellers or distributors could adversely affect the Company's results of operations. See "Factors That May Affect Future Results and Financial Condition -- Marketing and Distribution" under Item 7 below.

     Internationally, the Company has sales offices in Belgium, France, Germany, Sweden, Israel, Italy, Japan, the Netherlands, Spain and the United Kingdom. The Company also utilizes local distributors internationally. The Company supports the sales activity of these sales offices and distributors in target countries through localization of products and sales material, local training and participation in local trade shows.

     In 1999, 1998 and 1997, respectively the Company derived approximately 26%, 26% and 23% of net revenues from international sales, including export sales. The Company believes that the potential international markets for its products are substantial, based on the extent to which Windows and internetworking products are used internationally. Accordingly, the Company localizes many of its products for use in the native language of target countries. Further, the Company has adapted many of its products to support computing standards that are unique to these countries, such as the NEC PC in Japan. The Company intends to continue to target major European and Asian countries for additional sales and marketing activity and to expand the use of its local sales offices and Israel subsidiary in the support of its international sales. For a summary of international operations by geographic area, see Note 8 of the Notes to Consolidated Financial Statements included herein. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's international distributors will be able to effectively meet that demand.

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

CUSTOMER SUPPORT

     The Company's domestic support organization consists of an experienced staff of engineers and other professionals providing support by telephone from the Company's facilities in Washington State, Massachusetts and Ottawa. Both telephone support and regular update releases of the Company's products are provided to customers who purchase an annual maintenance agreement. The sales and the customer support organizations at NetManage work together closely to provide customer satisfaction.

     International customers are supported by Company personnel located in various international sales offices as well as local distributors who are trained by the Company.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce new products related to PC connectivity and host access solutions which address the Business-to-Business, Business-to-Consumer and Business-to-Employee markets. As of December 31, 1999, the Company had approximately 345 full time employees engaged in research and development for existing and potential new products. The Company's research and development expenses for the years ended December 31, 1999, 1998 and 1997 were $18.6 million, $18.9 million and $20.7 million, respectively.

COMPETITION

     The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. To maintain or improve its position in this industry, the Company must continue to successfully develop, introduce and market new products and product enhancements on a timely and cost-effective basis. Several key factors will contribute to the continued growth of the Company's marketplace, including the proliferation of Microsoft Windows NT and Windows 2000 client and server technology, the proliferation of multi-user Microsoft Windows NT systems and Citrix MetaFrame and the continued implementation of Web-based access to corporate mainframe and midrange computer systems and information.

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

     The Company competes directly with providers of Windows internetworking applications, such as Hummingbird Communications, Ltd., Attachmate Corporation, IBM, WRQ, Inc., Microsoft and Novell, as well as other major computer and communications systems vendors, such as Sun Microsystems, Inc. It also competes with companies such as IBM, Bluestone, Silverstream and Computer Associates (CA) in the web integration server markets. In the real-time support market it competes with companies such as Symantec Corporation. It is imperative that the Company's development efforts remain competitive in this marketplace, particularly given that the market is rapidly evolving and subject to rapid technological change. There is no assurance that the Company will be successful in its efforts to do so.

     Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition, and the Company anticipates that it will face increasing pricing pressures from current competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. During 1999, the Company has continued to experience price declines. Any further material reduction in the price of the Company's products would negatively affect gross margins as a percentage of net revenues and would require the Company to further increase software unit sales in order to maintain net revenues at existing levels.

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

EMPLOYEES

     As of December 31, 1999, the Company had a total of 901 full-time employees, of whom 390 were engaged in sales, marketing and technical support, 140 in general management, administration and finance, 345 in software development and engineering and 26 in production. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage.

     The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley in California, North Andover, Massachusetts, Kirkland and Bellingham, Washington, Ottawa, Canada and Haifa, Israel. During 1999 and 1998, the Company experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals and the effects of the Company's 1999, 1998 and 1997 restructurings and acquisitions. Managing employee attrition, integrating acquired operations and products and expanding both the geographic area of its customer base and operations have resulted in substantial demands on the Company's management resources. The Company's future operating results will be dependent in part on its ability to attract and retain its employees and to train and manage its management and employee base. There can be no assurance that the Company will be able to manage such challenges successfully. See "Factors That May Affect Future Results and Financial Condition -- Changes in Personnel" under Item 7 below.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of March 15, 2000 are as follows:

          NAME             AGE                            POSITION
          ----             ---                            --------
Zvi Alon.................  48     Chairman of the Board, President and Chief Executive
                                  Officer
Michael R. Peckham.......  49     Chief Financial Officer, Senior Vice President, Finance
                                  and Secretary
Kevin B. Vitale..........  42     Executive Vice President and Chief Operating Officer
D. Patrick Linehan.......  53     Senior Vice President, Worldwide Sales
Peter R. Havart-Simkin...  47     Senior Vice President, Worldwide Strategic Development
                                  and New Business
Juan A. Guillen..........  40     Vice President, Worldwide Engineering
Judith A. Somerville.....  57     Vice President, Human Resources
Craig E. Shank...........  41     Vice President, Corporate Counsel

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

     Kevin B. Vitale has been Executive Vice President and Chief Operating Officer of the Company since December 1999 when Wall Data was acquired by the Company. Prior to the acquisition, Mr. Vitale was a Director, President and Chief Operating Officer of Wall Data Incorporated. He served as a Director and the Chief Operating Officer of Wall Data from July 1997 to August 1999, as Executive Vice President of Wall Data from April 1996 to July 1997 and as Vice President Operations in services of Wall Data from July 1993 to April 1996.

     Michael R. Peckham joined the Company in November 1999 as Senior Vice President, Finance, Chief Financial Officer, and Secretary. From February 1993 until November 1999, Mr. Peckham was Vice President, Finance and Administration for Simware Inc., an international software development company. Prior to that he served as Chief Financial Officer for NORR Partnership Limited, architects and engineers from June 1987 to February 1993. Mr. Peckham holds a Bachelor of Commerce (Honors Degree) from the University of Ottawa. Mr. Peckham is also a Chartered Accountant.

     D. Patrick Linehan joined the Company in July 1997 as Senior Vice President, General Manager of PC Connectivity Products. In November 1999 he was appointed as Senior Vice President, Worldwide Sales. From May 1996 until he joined the Company, Mr. Linehan served as President and Chief Executive Officer of NetSoft, a software development company. From January 1995 to May 1996, Mr. Linehan was President and Chief Executive Officer of MiraLink Corporation, a hardware manufacturer and software developer. Previously, he was Chief Operating Officer at Starbase Corporation, a software developer, from October 1993 to January 1995 and President and Chief Executive Officer of Castelle, Inc., a networking hardware manufacturer, from July 1991 to October 1993. Mr. Linehan received a B.A. degree in business administration from the University of Washington in Seattle.

     Peter R. Havart-Simkin joined the Company in August 1998 and became Senior Vice President of Marketing in January 1999. In November 1999 he was appointed as Senior Vice President, Worldwide Strategic Development and New Business. Mr. Havart-Simkin came to the Company from FTP, where he had served as Chief Technology Officer since July 1996, when FTP acquired Firefox Communications Inc. ("Firefox"), a networking software company. Prior to joining FTP, Mr. Havart-Simkin served with Firefox as Vice President and Chief Technical Officer from January 1994 to July 1996 and as Vice President of Marketing and Product Strategy from 1989 until January 1994. One of the founders of Firefox, Mr. Havart-Simkin also served as a director of Firefox from 1989 to February 1995. Before that time, Mr. Havart-Simkin held sales and marketing positions with a number of hardware and software companies over a 20-year period.

     Juan A. Guillen joined the Company as Vice President, Worldwide Engineering in November 1999. Mr. Guillen joined the Company from Simware Inc., an international software development company, where he was Vice President, Engineering from June 1995 to November 1999. From July 1993 to June 1995, Mr. Guillen served as Executive Vice President, Wyvern for Sybase Canada, Ltd., following the acquisition in July 1993 by Sybase, Inc. of Wyvern Technologies, Inc., a software development company, of which Mr. Guillen had been a director and senior officer from February 1991 to July 1993. From September 1985 to February 1991, Mr. Guillen served as Director of Technology for Kylain Technologies, a computer consulting company.

     Judith A. Somerville joined the Company as Director of Human Resources in May 1999 and became Vice President, Human Resources in October 1999. Ms. Somerville was Vice President, Human Resources for Ascent Logic Corporation, a software company, from March 1998 until March 1999. Prior to that she was Vice President, Human Resources for Visx, Inc., a manufacturer of laser vision correction systems, from September 1995 to March 1998 and Director, Human Resources since March 1995. From 1993 to March

1995, she served as Corporate Director, Compensation and Benefits at VLSI Technology, Inc., a publicly held semiconductor company. From 1990 to 1993, she was Director, Corporate Compensation and Benefits at Conner Peripherals, Inc., an international manufacturer of disk drives. Ms. Somerville received a Bachelor of Science degree in Human Resource Administration from San Jose State University.

     Craig E. Shank joined the Company as General Counsel in December 1999. Mr. Shank joined the Company from Wall Data Incorporated, an enterprise software company, where he was Vice President, General Counsel and Secretary from March 1998 to December 1999. Prior to joining the Wall Data, he was a lawyer with the Perkins Coie LLP law firm from November 1986 to May 1998, becoming a partner in January 1993.

ITEM 2 -- PROPERTIES.

     Domestically, all of the company's office space is leased, and totals 218,000 square feet. The Company's primary site is its 39,000 square foot Headquarters building in Cupertino, California. This location supports executive, finance, human resources, marketing, sales, and administration. East coast operations, located in a 77,000 square foot facility in North Andover Massachusetts, supports sales, marketing, technical support, and research and development. The Vienna, Virginia, sales office serves the Washington DC area in a 3,800 square foot facility. Recent acquisitions have added a 65,000 square foot facility in Kirkland, Washington, for sales, research and development, legal, and technical support and a 38,000 square foot facility in Ottawa, Canada, supporting the OnWeb product group. Regional sales offices under 1,000 square feet are located in Irvine, California; Newton, Mass; Atlanta, Georgia; New York, NY and Chicago, Illinois.

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

     On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-4385-CRB, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. On September 10, 1997, a class action substantially similar to the Headaction was filed, Beasley v. NetManage, Inc., et al., C-98-1794 CRB (N.D. Cal.), seeking an unspecified amount of damages. The federal court certified the purported class. On December 30, 1998, the federal court granted without leave to amend the defendants' motion to dismiss the second amended complaint in the Head federal action; plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On

February 2, 1999, the federal court dismissed with prejudice the Beasley action pursuant to its order in the Head action. The Company believes there is no merit to these cases and intends to defend them vigorously.

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

     On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. Plaintiff have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Appellate briefing is complete. A hearing on that appeal has been set for April 2000.

     On March 14, 1996, a securities class action complaint, Greebel v. FTP Software, Inc., et al., No. 96-10544, was filed in the United States District Court for the District of Massachusetts against FTP and certain of its former officers and directors. The complaint alleged that between July 14, 1995 and January 3, 1996, defendants violated the federal securities laws by making false and misleading statements of material fact about FTP's prospects and financial statements. NetManage acquired FTP in August 1998. On September 24, 1998, the district court granted defendants' motion for partial summary judgment and granted without leave to amend defendants' renewed motion to dismiss the complaint. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on June 9, 1999. By order dated October 8, 1999, the United States Court of Appeals for the First Circuit affirmed the district court's dismissal. Time to petition for review by the United States Supreme Court has expired.

     In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). After remand, the Company renewed its motion to dismiss. On March 22, 2000, a hearing on motion to dismiss was held by the district court. The Company believes that there is no merit to the case and intends to defend the case vigorously.

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

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Nasdaq National Market under the symbol NETM. As of February 29, 2000, there were 972 stockholders of record and approximately 31,500 beneficial owners of the Company's common stock.

     The high and low closing sales prices of the Company's common stock as reported on the Nasdaq National Market for each quarter of 1999 and 1998 are as follows:

                                                     FIRST    SECOND    THIRD    FOURTH
                                                     -----    ------    -----    ------
1999
  High.............................................  $3.25    $2.75     $2.53    $6.56
  Low..............................................  $1.88    $2.06     $2.00    $1.97
1998
  High.............................................  $4.59    $4.16     $3.25    $3.00
  Low..............................................  $2.59    $2.66     $0.97    $0.97

     The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA.

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues................................  $ 79,200   $ 71,727   $ 61,524   $104,596   $125,446
Income (loss) from operations(1)............  $(31,999)  $(21,817)  $(42,074)  $(13,653)  $ 29,596
Net income (loss)...........................  $(27,492)  $ (9,968)  $(33,755)  $ (5,705)  $ 22,297
Net income (loss) per share, diluted........  $  (0.42)  $  (0.19)  $  (0.78)  $  (0.13)  $   0.52
Weighted average common shares, diluted.....    64,712     53,205     43,385     42,341     42,955

BALANCE SHEET DATA:
Working capital.............................  $ 22,760   $ 98,113   $ 55,542   $ 71,668   $ 83,738
Total assets................................  $215,367   $201,753   $119,593   $152,529   $154,471
Total stockholders' equity..................  $120,193   $159,160   $ 96,087   $129,291   $129,397

---------------
(1) Loss from operations includes write-offs of in-process research and development of $19.1 million, $9.5 million, $20.6 million and $13.4 million for the years ended December 31, 1999, 1998, 1997 and 1996, respectively.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include assumptions regarding expected revenues from products recently introduced or acquired as a result of recent acquisitions of other companies, expected changes in operating expenses and capital spending, the Company's expectation that indirect sales will increase as a percentage of domestic and total revenues, and the Company's expectation that research and development and sales and marketing expenses will increase as a result of the Company's acquisition of FTP in 1998 and the Company's recent acquisitions of Wall Data and Simware. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among other things, a realization in the future that the markets for the Company's products, including but not limited to Chameleon UNIX Link97, Chameleon HostLink97, OnNet Host, OnWeb Host, SupportNow, OpSession, NS/Portfolio and NS/Router, could grow more slowly than the Company or market analysts believe or that the Company will not be able to compete effectively in those markets. In addition, there is no assurance that the Company's products for real-time customer support over the Internet will receive customer acceptance, that the Company will not suffer increased competitive pressures, that buying decisions by the Company's customers will not be adversely influenced by the actions of the Company's competitors or other market factors, that the Company will be able to retain and hire sufficient qualified personnel following the recent acquisitions of Wall Data and Simware, that the Company will be able to realize new business opportunities that may exist as a result of the acquisition of Wall Data or Simware, that the Company will be able to continue to execute on its business plan in a manner that will allow it to improve its financial position or that economic difficulties in Asia, particularly Japan, will not adversely affect sales of the Company's products in that region. The timely completion of the fourth quarter 1999 restructuring of operations described below is dependent upon a number of factors, including risks associated with the integration of the operations of Wall Data and Simware, the Company's ability to complete the integration of the operations and technologies of Wall Data and Simware in a timely, efficient and cost-effective manner, the rate and amount at which the Company is able to terminate leases or sublease excess office space and the accuracy of management's estimates of lease termination or sublease and other restructuring charges. Additional factors that could affect the Company's business, financial condition and results of operations include those discussed below under "Factors That May Affect Future Results and Financial Condition." The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

OVERVIEW

     The Company develops and markets software applications that allow its customers to implement host computer access from a range of internal or external desktop or web-based client computers, to publish information from existing host-centric applications to Internet and web-based client computer users, and to create new applications that leverage existing host applications and data sources. The Company develops and markets these software solutions for UNIX(R), IBM AS/400 midrange and IBM corporate mainframe computers. The Company also develops and markets software that increases the productivity of corporate call centers, and allows real time application sharing on corporate networks and across the Internet. The company provides professional support, maintenance and consultancy services to its customers in association with the products it develops and markets.

     On December 29, 1999, the Company completed its acquisition of Wall Data Incorporated ("Wall Data"), a leader in the PC-to-IBM connectivity market. The Company acquired a total of 10,203,344 outstanding shares of Wall Data common stock and paid cash to qualifying Wall Data option holders and employee stock purchase plan participants pursuant to a cash tender offer of $9.00 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $94.0 million. The Company completed the transaction in two stages. On November 26, 1999, the Company acquired approximately 89% of the outstanding shares of Wall Data pursuant to the cash tender offer. The Company acquired the remaining outstanding shares of Wall Data by means of a merger completed in accordance with Washington law on December 29, 1999. The acquisition was accounted for using the purchase method of accounting.

     On December 10, 1999, the Company completed its acquisition of Simware Inc. ("Simware"), a leading provider of e-commerce solutions and web integration servers. The Company acquired a total of 7,503,372 shares of Simware common stock and paid cash to qualifying Simware option holders and employee stock purchase plan participants pursuant to a cash tender offer of $3.75 per common share. The Company completed the transaction in two stages. On November 2, 1999, the Company acquired approximately 91% of the outstanding shares of Simware pursuant to the cash tender offer. The Company acquired the remaining outstanding shares of Simware by means of a compulsory acquisition completed in accordance with Canadian law on December 10, 1999. The acquisition was accounted for using the purchase method of accounting.

     In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the acquisitions. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the closure of NetManage facilities and $1.4 million of employee-related expenses for the termination of NetManage employees. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of December 31, 1999, the Company had made cash payments totaling approximately $0.2 million related to the restructuring.

     On August 27, 1998, the Company acquired all of the outstanding common stock of FTP in exchange for NetManage stock for an aggregate purchase price of $78.3 million. The acquisition was accounted for as a purchase. In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of current business conditions and in connection with the integration of the operations of FTP. The restructuring has been substantially completed with the exception of certain lease obligations. See Note 4 of Notes to Consolidated Financial Statements.

     With the acquisitions of Wall Data, Simware, FTP, and prior acquisitions, the Company has enhanced its market position and product offerings by becoming a supplier with a broader range of software solutions spanning major market segments. The Company's full line of products includes the recently acquired RUMBA product family with the acquisition of Wall Data, the Chameleon product family, the NS/Portfolio product family, the OnNet Host and OnWeb Host product families and the InterDrive family of NFS products. In addition, with the acquisition of Simware, the Company established itself in the web-based eCommerce solutions and web integration servers with the Salvo Commerce Servers and Salvo application re-engineering and integration servers. The Company's products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners.

     As described in detail below, under the heading "Factors That May Affect Future Results and Financial Condition," acquisitions involve a number of risks, including risks relating to the integration of the acquired company's operations, personnel and products. There can be no assurance that the current integration of Simware and Wall Data, or the integration of any future acquisition(s), will be accomplished successfully, and the failure to accomplish effectively any of these integrations could have a material adverse effect on the Company's results of operations and financial condition.

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

     The Company's Board of Directors authorized the repurchase from time to time of up to 9 million shares of the Company's common stock through open market purchases. During 1999, the Company repurchased 4,325,600 shares of its common stock on the open market at an average purchase price of $2.62 per share for a total cost of approximately $11.3 million. Cumulatively, the Company has repurchased 6,354,300 shares of its common stock at an average price of $2.45 per share for a total cost of approximately $15.6 million.

RESULTS OF OPERATIONS

     During the past year, the Company has taken several initiatives intended to control costs and reduce operating expenses, including the discontinuance of several low revenue generating products and the results of a restructuring plan in the third quarter of 1998. More recently, the Company has initiated another restructuring plan as a result of the acquisitions of Wall Data and Simware in the fourth quarter of 1999. The Company is currently focusing on integrating the technologies acquired as a result of these recent acquisitions and continues to integrate the technologies of FTP, NetSoft and Relay acquired in August 1998, July 1997 and November 1997, respectively. For most of 1999, the Company focused on the core competencies of its two business groups, the Core Technology Business Unit ("Core") and the Emerging Technology Business Unit ("Emerging"), each with dedicated development, sales, marketing and support resources. Core products provided the technology to make the connection between personal computers and large corporate computers possible. These products leverage the strengths and popularity of the Internet and offer features to improve network manageability. PC connectivity products include the Company's strongest brands: the Chameleon family (Chameleon HostLink 97, Chameleon UNIX Link 97, Chameleon 3270LT), and the NS/Portfolio family (NS/Portfolio Enterprise, NS/Portfolio for Mainframe, NS/Portfolio for AS/400, NS/Router, OnNet Host and OnWeb Host). Visual connectivity products add value to the PC connectivity product offerings and also targeted new market segments. Products included DemoNow, SupportNow and OpSession, real-time software tools that help reduce the length of support phone calls from end-users.

     For the year ended December 31, 1999 as compared to the prior year, the Company experienced an increase in net revenues and an increase in net loss. The increase in net revenues is primarily attributable to the Company's expanded product offerings as a result of the inclusion of revenues from the recent acquisitions of Wall Data and Simware and the inclusion of a full year of FTP's revenues in 1999. The Company continues to experience pricing pressures on certain of its products. There can be no assurance that revenues will increase at the same rate, or at all, in future periods. See "Factors That May Affect Future Results and Financial Condition -- Marketing and Distribution" below.

     Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses, excluding the write-off of in-process research and development, amortization of goodwill and restructuring charges, have increased in absolute dollars but remained relatively flat as a percentage of revenues for the year ended December 31, 1999 compared to 1998 primarily as a result of the inclusion of Simware and Wall Data. Operating expenses are expected to increase as a result of the acquisitions of Simware and Wall Data but may fluctuate as a percentage of net revenues as the Company completes its integration of Simware and Wall Data into its operations and develops and introduces new products which may contribute more significantly to revenue. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

                                                            YEAR ENDED
                                                           DECEMBER 31,             CHANGE
                                                       --------------------    ----------------
                                                          1999        1998       $         %
                                                       ----------    ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Net revenues:
  License fees.......................................    $ 56.5      $ 55.1    $  1.4       2.5%
  Services...........................................      22.7        16.6       6.1      36.7%
                                                         ------      ------    ------
          Total net revenues.........................    $ 79.2      $ 71.7    $  7.5      10.5%
As a percentage of net revenues:
  License fees.......................................      71.3%       76.8%
  Services...........................................      28.7%       23.2%
                                                         ------      ------
          Total net revenues.........................     100.0%      100.0%
Gross margin.........................................    $ 74.6      $ 68.3    $  6.3       9.2%
  As a percentage of net revenues....................      94.2%       95.2%
Research and development.............................    $ 18.5      $ 18.9    $ (0.4)     (2.1)%
  As a percentage of net revenues....................      23.4%       26.4%
Sales and marketing..................................    $ 45.3      $ 39.5    $  5.8      14.7%
  As a percentage of net revenues....................      57.2%       55.1%
General and administrative...........................    $ 14.1      $ 12.4    $  1.7      13.7%
  As a percentage of net revenues....................      17.8%       17.3%
Write-off of in-process research and development.....    $ 19.1      $  9.5    $  9.6     101.1%
  As a percentage of net revenues....................      24.1%       13.2%
Amortization of goodwill.............................    $  5.7      $  2.8    $  2.9     103.6%
  As a percentage of net revenues....................       7.2%        3.9%
Restructuring charge.................................    $  3.8      $  7.0    $ (3.2)    (45.7)%
  As a percentage of net revenues....................       4.8%        9.7%
Interest income......................................    $  4.9      $  3.5    $  1.4      40.0%
  As a percentage of net revenues....................       6.2%        4.9%
Equity in income (loss) of unconsolidated
  affiliate..........................................    $   --      $  1.0    $ (1.0)   (100.0)%
  As a percentage of net revenues....................        NA         1.4%
Gain on sale of investment in unconsolidated
  affiliate..........................................    $   --      $ 11.7    $(11.7)      100%
  As a percentage of net revenues....................        NA        16.3%
Provision for income taxes...........................    $   .4      $  4.4    $ (4.0)    (90.9)%
  Effective tax rate.................................        NA          NA
Net loss.............................................    $(27.5)     $(10.0)   $(17.5)    175.0%

  Net Revenues

     Historically, a majority of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with product licenses.

     License fees increased in absolute dollars but decreased as a percentage of total net revenues during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase in license fees was primarily attributable to the inclusion of FTP's revenues for the full fiscal year 1999 and inclusion of two months of Simware's revenues and one month of Wall Data's revenues in the fourth quarter of 1999. The increase in service revenues in absolute dollars and as a percentage of total net revenues for the year ended December 31, 1999 as compared to 1998 primarily reflects the growth in the customer base.

     The Company has operations worldwide with sales offices located in the United States, Europe, Canada, Israel and Japan. International revenues as a percentage of total net revenues were approximately 26% and 26% for the years ended December 31, 1999 and 1998, respectively. International revenues as a percentage of total net revenues were relatively unchanged due to the integration of FTP products, particularly in Europe, with the Company's product lines in the international marketplace and, to a lesser extent, the inclusion of results from the recent acquisitions of Simware and Wall Data offset by declines in sales of the Company's other international product offerings. The Company is currently in the process of integrating the sales and distribution efforts of these recent acquisitions. There can be no assurance that such integration will be completed expeditiously or successfully.

     Software license fees are generally recognized as revenue upon shipment if the fee is considered fixed and determinable, the arrangement does not include significant customization of the software and collectibility is probable. Allowances for returns and doubtful accounts are provided based on historical rates of returns and write-offs. Certain of the Company's sales to distributors are under agreements providing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor.

     The Company provides ongoing maintenance and support to its customers, generally under annual service agreements. Maintenance and support is comprised of software updates for existing products and telephone support. Service revenues are recognized on a pro-rata basis over the terms of such agreements. Periodically, the Company has provided training and consulting services to selected customers. Revenue from such services is recognized as the related services are performed and has not been material to date. The Company expects that revenues generated from such training and consulting services should increase in the future.

     No customer accounted for more than 10% of net revenues during the years ended December 31, 1999 and 1998.

  Gross margin

     Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products, costs associated with product packaging, documentation and software duplication and the amortization and write-down of purchased software. Gross margin, in absolute dollars, increased between the years ended December 31, 1999 and 1998 and gross margin, as a percentage of net revenues, decreased between the years ended December 31, 1999 and 1998 primarily as a result of the change in the mix of products sold and lower average margins as the Company's FTP products tend to be sold through indirect channels of distribution offset by cost savings obtained from the outsourcing of manufacturing activities beginning in the third quarter of 1998. Cost of service revenues through December 31, 1999 has not been material and is not reported separately.

     Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues. The Company typically recognizes higher gross margins on direct sales than on sales through indirect channels of distribution, which carry lower margins. In 1999, FTP's products, which are sold through lower margin indirect channels, were included in the Company's results for the entire year.

  Research and development

     Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R&D expenses in absolute dollars have remained relatively constant for 1999 as compared to 1998 and, as a percentage of total net revenues, decreased slightly for 1999 as compared to 1998 primarily as a result of cost savings, particularly in R&D salaries and benefits, associated with the reduction in headcount from a restructuring plan announced in the third quarter of 1998, offset by the inclusion of R&D expenses from the acquisitions of Simware and Wall Data. The Company expects that R&D spending in absolute dollars will increase in 2000 but, as a percentage of revenues, will fluctuate depending on future revenue levels, acquisitions and licensing of technology.

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

  Sales and marketing

     Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotional expenses and customer service and support costs. S&M expenses increased in absolute dollars and as a percentage of net revenues during 1999 as compared to 1998, as the Company launched new products, which were based on the integration of the technologies of FTP with those of the Company. These efforts required additional advertising and promotion activities. In addition, the inclusion of Simware's and Wall Data's results in the fourth quarter also contributed to the increase of S&M expenses. The Company expects that S&M expenses during 2000 as a percentage of total net revenues will fluctuate depending on future revenue levels.

  General and administrative

     General and administrative ("G&A") expenses increased slightly in absolute dollars and as a percentage of sales for 1999 as compared to 1998, as a result of including Simware's and Wall Data's G&A expenses from the date of acquisition forward and the inclusion of a $1.8 million dollar cash settlement of a lawsuit in the third quarter of 1999, offset by the reductions in G&A expenses as a result of a restructuring plan announced in August 1998. The Company has also recorded a restructuring charge in the fourth quarter of 1999. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the actions undertaken in the restructuring will not disrupt the Company's remaining operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

  Write-off of in-process research and development

     In connection with the acquisitions of Simware and Wall Data in the fourth quarter of 1999 and the acquisition of FTP during the third quarter of 1998, the Company acquired total intangible assets and purchased technology of $73.1 million in 1999 and $28.1 million in 1998. Of this amount, $19.1 million in 1999 and $9.5 million in 1998 were reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. These charges were reflected in the Company's Consolidated Statements of Operations for the years ended December 31, 1999 and 1998, respectively.

     The Company allocates values to in-process research and development based on an assessment of research and development projects. The values assigned to those assets are limited to significant research projects for which technological feasibility had not been established. This allocation represents the estimated fair value based on the risk adjusted cash flow of incomplete projects The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the cash flows from the projects and discounting the net cash flows to their present value.

     The nature of the efforts to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the products can be produced to meet the Company's design requirements, including functions, features, and technical and economic performance requirements. For a further discussion of write-off of in-process research and development as it relates to the Company's acquisitions, see Note 3 of the accompanying Notes to the Company's Consolidated Financial Statements.

  Amortization of goodwill and intangibles

     Goodwill is an intangible asset that represents the excess of the purchase price of an acquired company over the estimated fair value of its net identifiable assets. Goodwill and other intangibles are amortized over estimated useful lives of five to seven years. Amortization of goodwill increased primarily in 1999 compared to 1998, as this was the first full year of amortization of the goodwill arising from the acquisition of FTP that occurred in August 1998. The Company expects amortization of goodwill to increase next year as a result of the acquisitions of Wall Data and Simware.

  Restructuring charge

     In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the acquisitions. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the closure of NetManage facilities and $1.4 million of employee-related expenses for terminations of NetManage employees. The employees were notified of their terminations prior to December 31, 1999. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of December 31, 1999, the Company had made cash payments totaling approximately $0.2 million related to the restructuring.

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

  Interest income

     The increase in interest income for 1999 as compared to 1998 is primarily the result of an increase in cash balances and investments as a result of the acquisition of FTP offset slightly by reductions of cash in the fourth quarter as a result of the cash tender offers for Simware and Wall Data.

  Equity in income (loss) of unconsolidated affiliate and gain on investment in unconsolidated affiliate

     In December 1998, the Company sold its equity interest in NetVision for $17.0 million. The Company's ownership interest prior to the sale was approximately 32%. In connection with this transaction, the Company recorded a gain on the sale of its NetVision stock of $11.7 million, which is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1998.

  Provision for income taxes

     The Company recorded a provision for income taxes for the year ended December 31, 1999 of approximately $0.4 million, which consisted primarily of foreign income taxes.

     At December 31, 1999, the Company had a net deferred tax asset of approximately $3.2 million. Realization of the net deferred tax asset is dependent on the Company generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset, however, could be reduced in the near term if actual future taxable income differs from estimated amounts.

     The Company recorded a provision for income taxes for the year ended December 31, 1998 of approximately $4.4 million, which consisted primarily of foreign taxes for the gain realized on the sale of its interest in NetVision and an increase to the valuation allowance against the Company's deferred tax asset.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

                                                            YEAR ENDED
                                                           DECEMBER 31,             CHANGE
                                                       --------------------    ----------------
                                                          1998        1997       $         %
                                                       ----------    ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Net revenues:
  License fees.......................................    $ 55.1      $ 45.8    $  9.3      20.3%
  Services...........................................      16.6        15.7       0.9       5.7%
                                                         ------      ------    ------
          Total net revenues.........................    $ 71.7      $ 61.5    $ 10.2      16.6%
As a percentage of net revenues:
  License fees.......................................      76.8%       74.4%
  Services...........................................      23.2%       25.6%
                                                         ------      ------
          Total net revenues.........................     100.0%      100.0%
Gross margin.........................................    $ 68.3      $ 57.4    $ 10.9      19.0%
  As a percentage of net revenues....................      95.2%       93.3%
Research and development.............................    $ 18.9      $ 20.7    $ (1.8)     (8.7)%
  As a percentage of net revenues....................      26.4%       33.6%
Sales and marketing..................................    $ 39.5      $ 41.5    $ (2.0)     (4.8)%
  As a percentage of net revenues....................      55.1%       67.5%
General and administrative...........................    $ 12.4      $ 10.4    $  2.0      19.2%
  As a percentage of net revenues....................      17.3%       16.9%
Write-off of in-process research and development.....    $  9.5      $ 20.6    $(11.1)    (53.9)%
  As a percentage of net revenues....................      13.2%       33.6%
Amortization of goodwill.............................    $  2.8      $  1.1    $  1.7     154.5%
  As a percentage of net revenues....................       3.9%        1.8%
Restructuring charge.................................    $  7.0      $  5.2    $  1.8      34.6%
  As a percentage of net revenues....................       9.7%        8.4%
Interest income......................................    $  3.5      $  4.6    $ (1.1)    (23.9)%
  As a percentage of net revenues....................       4.9%        7.4%
Equity in income (loss) of unconsolidated
  affiliate..........................................    $  1.0      $  1.1    $ (0.1)     (9.1)%
  As a percentage of net revenues....................       1.4%        1.8%
Unrealized gain on investment in unconsolidated
  affiliate..........................................    $           $  2.2    $ (2.2)   (100.0)%
  As a percentage of net revenues....................        NA         3.5%
Gain on sale of investment in unconsolidated
  affiliate..........................................    $ 11.7          --      11.7        NA
  As a percentage of net revenues....................      16.3%         NA
Provision (benefit) for income taxes.................    $  4.4      $ (0.4)   $  4.8    (1,200)%
  Effective tax rate.................................        NA          NA
Net loss.............................................    $(10.0)     $(33.8)   $ 23.8      70.4%

  Net Revenues

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

  Research and development

     The decrease in R&D expenses in absolute dollars and as a percentage of total net revenues for 1998 as compared to 1997 primarily reflects cost savings, particularly in R&D salaries and benefits, associated with the reduction in headcount resulting from the restructuring plans announced in the third quarters of 1998 and 1997 as well as the Company's continued efforts to control operating expenses.

  Sales and marketing

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

  Write-off of in-process research and development

     In connection with the acquisitions of all of the outstanding shares of FTP, NSA and Relay during the third quarter of 1998 and the third and fourth quarters of 1997, respectively, the Company acquired a total of $28.1 million in 1998 and $24.4 million in 1997 of intangible assets and purchased technology. Of this amount, $9.5 million in 1998 and $20.6 million in 1997 were reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. These charges were reflected in the Company's Consolidated Statements of Operations for the years ended December 31, 1998 and 1997, respectively. For a further discussion of write-off of in-process research and development as it relates to the Company's acquisitions, see Note 3 of the accompanying Notes to the Company's Consolidated Financial Statements.

  Amortization of goodwill

     Amortization of goodwill increased in 1998 compared to 1997 primarily as a result of the acquisition of FTP in August 1998.

  Restructuring charge

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

  Equity in income (loss) in unconsolidated affiliate and unrealized gain (loss) on sale of investment in unconsolidated affiliate

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

     The Company recorded a benefit of income taxes of $0.5 million for the year ended December 31, 1997.

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

     The table below presents the carrying value, market value and related weighted average interest rates for the Company's investment portfolio as of December 31, 1999. All investments mature, by policy, in four years or less.

                                                        CARRYING    MARKET       AVERAGE
                                                         VALUE      VALUE     INTEREST RATE
                                                        --------    ------    -------------
                                                             (IN MILLIONS, EXCEPT FOR
                                                              AVERAGE INTEREST RATES)
Investment Securities:
  Cash equivalents -- fixed rate......................   $63.1      $63.1          5.6%
  Short-term investments -- fixed rate................     0.1        0.1          5.6%
                                                         -----      -----          ---
          Total interest bearing instruments..........   $63.2      $63.2          5.6%
                                                         =====      =====          ===

  Foreign currency risk

     The Company transacts business in various foreign currencies, primarily in Europe and Israel. The Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency exposures. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in interest income and, thus, are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income (loss) as a component of interest income. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend upon the currency exchange rates and other factors in effect as the contracts mature.

     At December 31, 1999, the Company had outstanding foreign currency option contracts expiring in March 2000, of $2.0 million (in Canadian dollars) to purchase U.S. dollars. At December 31, 1998, the Company had outstanding forward foreign exchange contracts to purchase $2.9 million of various foreign currencies expiring at various dates through 1999. The realized gain (loss) on forward contracts in 1999 was not material to the consolidated operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

                                                             AS OF DECEMBER 31,
                                                             ------------------
                                                              1999       1998
                                                             -------    -------
                                                               (IN MILLIONS)
Cash and cash equivalents..................................  $ 63.1     $ 43.1
Short-term investments.....................................  $  0.1     $ 62.5
Long-term investments......................................  $   --     $ 33.6
Net cash provided by (used in) operating activities........  $  5.0     $ (8.6)
Net cash provided by investing activities..................  $ 25.2     $ 41.9
Net cash used in financing activities......................  $(10.0)    $ (2.6)

     Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, which aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit.

     During the year ended December 31, 1999, the Company's aggregate cash and cash equivalents, short-term investments and long-term investments decreased from $139.2 million to $63.2 million. This decrease was due primarily to the acquisitions of Simware and Wall Data in the fourth quarter of 1999 and the Company's purchases of its common stock.

     Net cash provided by operating activities in 1999 reflects the Company's increase in interest income. The Company had larger average cash and investment balances throughout 1999 as a result of the FTP acquisition.

     The Company's principal investing activities to date have been the purchase of short-term and long-term investments and business acquisitions. The Company does not have any specific commitments with regard to future capital expenditures.

     Net cash used in financing activities in 1999 reflects the repurchase of shares of the Company's common stock for $11.3 million in the open market under the repurchase program described below, partially offset by proceeds from the sale of common stock under the Company's employee stock purchase plan and stock option plans.

     At December 31, 1999, the Company had working capital of $22.8 million. The Company believes that its current cash balances and future operating cash flows will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

     The Company's Board of Directors authorized the repurchase from time to time of up to 9 million shares of the Company's common stock through open market purchases. During 1999, the Company repurchased 4,325,600 shares of its common stock on the open market at an average purchase price of $2.62 per share for a total cost of approximately $11.3 million. Cumulatively, the Company has repurchased 6,354,300 shares of its common stock at an average price of $2.45 per share for a total cost of approximately $15.6 million.

YEAR 2000 COMPLIANCE

     To date, the Company has not experienced disruption in its business related to the Year 2000 Issue. However, we cannot provide any assurance that no Year 2000 issues will impact our systems, products or other aspects of our business in the future. To the Company's knowledge, its key suppliers have not experienced disruptions in their businesses related to the Year 2000 issue. However, we cannot provide any assurance that no Year 2000 issue will effect our suppliers in the future.

     The total cost of our Year 2000 readiness program is estimated to be less than $500,000. All costs were charged to expense as incurred, and did not include potential costs related to any customers or other claims or the cost of internal software or hardware replaced in the normal course of business.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

  Significant Fluctuations in Operating Results

     The Company has experienced, and expects to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others, demand for the Company's products, introduction or enhancements of products by the Company or its competitors, technological changes in computer networking, competitive pricing pressures, market acceptance of new products, customer order deferrals in anticipation of new products and product enhancements, the size and timing of individual product orders, mix of international and domestic revenues, mix of distribution channels through which the Company's products are sold, impact of, or failure to enter into, strategic alliances to promote the Company's products, quality control of products, changes in the Company's operating expenses, personnel changes, foreign currency exchange rates and general economic conditions. In addition, the Company's acquisition of complementary businesses, products or technologies may cause fluctuations in operating results due to in-process research and development charges, the amortization of acquired intangible assets and integration costs such as those recorded in connection with the acquisitions of FTP, Wall Data and Simware.

     Because the Company generally ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve profitability

     Based on the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  Restructuring; Integration of Operations of both Simware and Wall Data

     In early December 1999, following its acquisition of Simware and Wall Data the Company initiated a plan to restructure its worldwide operations in connection with the need to integrate the operations of Simware and Wall Data. The restructuring plan involves both a reduction in the Company's worldwide workforce and the consolidation of certain of the Company's sales and research and development facilities. The majority of the restructuring actions will be completed by the end of the second quarter of 2000. No assurance can be given that the restructuring will prove to be successful, that future-operating results will improve, or that the completion of the restructuring will not disrupt the Company's operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

     As indicated below, the successful combination of companies requires coordination of sales and marketing and research and development efforts and may be difficult to accomplish. The integration of both Wall Data and Simware has involved the integration of geographically separated organizations (in suburban Kirkland, Washington, Boston, Massachusetts, Cupertino and Irvine, California, Ottawa, Canada and Haifa, Israel) and personnel with diverse business backgrounds and corporate cultures. The Company believes that such factors as the attention and dedication of management and other resources required to effect the integration and the disruption in the business of both Wall Data and Simware resulting from the announcement and consummation of the acquisition may have contributed to an interruption and loss of momentum in the business activities of both Wall Data and Simware, and that the Company's ability to maintain or increase revenues from the sale of products from Wall Data and Simware will depend in part on its ability to effectively respond to these factors.

  Risks of Acquisitions

     The Company's merger and acquisition transactions, including the recent acquisition of Wall Data and Simware, have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the Company's product offerings, attract key personnel and strengthen the Company's presence in the international and OEM marketplace. Product and technology acquisitions entail numerous risks, including the diversion of management's attention away from day-to-day operations, difficulties in the assimilation of acquired operations and personnel (such as sales, engineering and customer support), the integration of acquired products with existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies and the difficulty of presenting a unified corporate image.

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

  Changes in Personnel

     The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley and Orange County in California, the suburban Boston area, the suburban Seattle area and Haifa, Israel. Since the latter half of 1996, the Company (and, prior to their acquisitions, both FTP and Wall Data) experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of the Company's restructuring and acquisitions and the Company's results of operations. Managing employee attrition, integrating acquired operations and products and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources and increases the difficulty of hiring, training and assimilating new employees. Any failure of the Company to retain and attract qualified employees or to train or manage its management and employee base could have a material adverse effect on its business, financial condition and results of operations.

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

     Because certain of the Company's products incorporate software and other technologies developed and maintained by third parties, the Company is, to a certain extent, dependent upon such third parties' ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party technologies currently offered in conjunction with its products if those technologies become unavailable to it or obsolete or incompatible with future versions of the Company's products or market standards. For example, substantially all of NetManage's net revenues have been derived from the sales of products that provide internetworking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of certain of the Company's products might be negatively impacted by developments adverse to Microsoft's Windows products. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide on a timely basis products compatible with future Windows releases.

     The Company's ability to internally develop new products and product enhancements is dependent upon its ability to attract and retain qualified employees. See "Changes in Personnel" above. In addition to internal development of new products and technologies, the future success of the Company may depend on the ability of the Company to enter into and implement strategic alliances and OEM relationships to develop necessary products or technologies, to expand the Company's distribution channels or to jointly market or gain market awareness for the Company's products. There can be no assurance that the Company will be successful in identifying or developing such alliances and relationships or that such alliances and relationships will achieve their intended purposes.

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

     The Company's connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, Novell and Sun Microsystems, Inc., as well as smaller networking software companies such as Hummingbird Communications Ltd. The Company also faces competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name or product recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. There can be no assurance that the Company will be able to provide new products that compare favorably with the new products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company has experienced price declines for its products since 1997. Any further material reduction in the price of the Company's products would require the Company to increase unit sales in order to maintain revenues at existing levels. There can be no assurance that the Company will be successful in doing so.

     The Company's competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company's products. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 95, Windows 98? and Windows NT operating systems. The Company has products which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on the Company's business, financial condition or results of operations.

  Marketing and Distribution

     Historically, the Company has relied significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. The agreements in place with these organizations are generally non-exclusive. These organizations are not within the control of the Company, may represent other product lines in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that such organizations will give a high priority to the marketing of the Company's products, and such organizations may give a higher priority to other products, which may include those of the Company's competitors. Actions of this nature by such organizations could result in a lower sales effort being applied to the Company's products and a consequent reduction in the Company's operating results. The Company's results of operations can also be materially adversely affected by changes in the inventory strategies of its resellers, which can occur rapidly and in many cases may not be related to end user demand. As part of its continued strategy of selling through multiple distribution channels, the Company expects to continue its use of indirect distribution channels, particularly value added resellers and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total net revenues during 2000 and beyond, as a result of acquisitions or to increase market penetration. Any material increase in the Company's indirect sales as a percentage of revenues may adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract or retain resellers and distributors who will be able to market the Company's products effectively, will be qualified to provide timely and cost-effective customer support and service or will continue to represent the Company's products, and any inability on the part of the Company to recruit or retain important resellers or distributors could adversely affect the Company's business, financial condition or results of operations.

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

  Global Market Risks

     The Company derived approximately 26% of net revenues from international sales during the year ended December 31, 1999. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see "Government Regulation and Legal Uncertainties" below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency exchange rate fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations. In addition, the recent financial difficulties of some international economies could result in reduced revenue from sales to customer locations in such areas.

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

                                                               1998                                     1999
                                              --------------------------------------   ---------------------------------------
                                              MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                              -------   -------   --------   -------   -------   -------   --------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues................................  $17,313   $14,540   $ 17,088   $22,785   $17,354   $18,353   $17,646    $ 25,847
Gross margin................................   16,322    13,836     16,541    21,611    16,382    17,397    16,797      23,984
Income (loss) from operations(1)............     (541)   (3,686)   (18,170)      572    (2,159)   (2,718)   (1,012)    (26,110)
Net income (loss)...........................      531    (2,704)   (16,388)    8,568    (1,036)   (1,234)      819     (26,041)
Net income (loss) per share, diluted........  $  0.01   $ (0.06)  $  (0.29)  $  0.12   $ (0.02)  $ (0.02)  $  0.01    $  (0.41)
Weighted average common shares, diluted.....   43,903    44,158     56,591    69,000    66,784    64,785    65,190      63,633
Price range per common share(2).............  $2.59 -   $2.66 -   $ 0.97 -   $0.97 -   $1.88 -   $2.06 -   $2.00 -    $ 1.97 -
                                                $4.59     $4.16      $3.25     $3.00     $3.25     $2.75     $2.53       $6.56

---------------
(1) Loss from operations includes write-offs of in-process research and development of $9.5 million and $19.1 million for the quarters ended September 30, 1998 and December 31, 1999, respectively.

(2) The Company's common stock is traded on the Nasdaq National Market under the symbol NETM. Price range per share is based on the quarterly high and low closing prices for the Company's common stock as reported by Nasdaq. As of February 29, 2000, there were 972 stockholders of record of the Company's common stock.

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Public Accountants..................   35
  Consolidated Balance Sheets at December 31, 1999 and
     1998...................................................   36
  Consolidated Statements of Operations -- Years ended
     December 31, 1999, 1998 and 1997.......................   37
  Consolidated Statements of Other Comprehensive
     Loss -- Years ended December 31, 1999, 1998 and 1997...   38
  Consolidated Statements of Stockholders' Equity -- Years
     ended December 31, 1999, 1998 and 1997.................   39
  Consolidated Statements of Cash Flows -- Years ended
     December 31, 1999, 1998 and 1997.......................   40
  Notes to Consolidated Financial Statements................   41
Financial Statement Schedules:
  II Valuation and Qualifying Accounts......................   66

     All other schedules are omitted because they are not required or the required information is shown in the accompanying consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NetManage, Inc.:

     We have audited the accompanying consolidated balance sheets of NetManage, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, other comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetManage, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.

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

San Jose, California
January 24, 2000

                                NETMANAGE, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 63,079    $ 43,104
  Short-term investments....................................       148      62,539
  Accounts receivable, less allowances of $3,923 and $3,859,
     respectively...........................................    30,544      19,234
  Prepaid expenses and other current assets.................    20,497      15,695
                                                              --------    --------
          Total current assets..............................   114,268     140,572
                                                              --------    --------
Property and Equipment, at cost:
  Computer software and equipment...........................    10,315      10,117
  Furniture and fixtures....................................     6,310       4,877
  Leasehold improvements....................................     3,433       2,408
                                                              --------    --------
                                                                20,058      17,402
  Less -- Accumulated depreciation..........................    (8,473)    (10,268)
                                                              --------    --------
     Net property and equipment.............................    11,585       7,134
                                                              --------    --------
Long-Term Investments.......................................        --      33,606
Goodwill and Other Intangibles, net.........................    86,040      18,971
Other Assets................................................     3,474       1,470
                                                              --------    --------
                                                              $215,367    $201,753
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  7,104    $  4,444
  Accrued liabilities.......................................    39,760      12,372
  Accrued payroll and payroll-related expenses..............     4,669       4,938
  Deferred revenue..........................................    27,710      14,025
  Income taxes payable......................................    12,265       6,680
                                                              --------    --------
          Total current liabilities.........................    91,508      42,459
                                                              --------    --------
Long-Term Liabilities.......................................     3,666         134
                                                              --------    --------
Commitments and Contingencies (Note 5)
Stockholders' Equity:
  Common stock, $0.01 par value --
     Authorized -- 125,000,000 shares
     Issued -- 70,162,149 and 69,377,177 shares,
      respectively
     Outstanding -- 63,807,849 and 67,348,477 shares,
      respectively..........................................       701         693
  Treasury stock, at cost -- 6,354,300 and 2,028,700 shares,
     respectively...........................................   (15,559)     (4,246)
  Additional paid-in capital................................   169,606     168,301
  Accumulated deficit.......................................   (31,464)     (3,972)
  Accumulated other comprehensive loss......................    (3,091)     (1,616)
                                                              --------    --------
          Total stockholders' equity........................   120,193     159,160
                                                              --------    --------
                                                              $215,367    $201,753
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Net Revenues:
  License fees.............................................  $ 56,527    $ 55,114    $ 45,795
  Services.................................................    22,673      16,613      15,729
                                                             --------    --------    --------
          Total net revenues...............................    79,200      71,727      61,524
Cost of Revenues...........................................     4,640       3,416       4,093
                                                             --------    --------    --------
Gross Margin...............................................    74,560      68,311      57,431
                                                             --------    --------    --------
Operating Expenses:
  Research and development.................................    18,539      18,882      20,670
  Sales and marketing......................................    45,337      39,453      41,455
  General and administrative...............................    14,107      12,445      10,428
  Write-off of in-process research and development.........    19,100       9,500      20,643
  Amortization of goodwill.................................     5,685       2,817       1,137
  Restructuring charge.....................................     3,791       7,031       5,172
                                                             --------    --------    --------
          Total operating expenses.........................   106,559      90,128      99,505
                                                             --------    --------    --------
Loss from Operations.......................................   (31,999)    (21,817)    (42,074)
Interest Income............................................     4,887       3,474       4,562
Equity in Income of Unconsolidated Affiliate...............        --       1,027       1,145
Unrealized Gain on Investment in Unconsolidated
  Affiliate................................................        --          --       2,152
Gain on Sale of Investment in Unconsolidated Affiliate.....        --      11,748          --
                                                             --------    --------    --------
Loss Before Income Taxes...................................   (27,112)     (5,568)    (34,215)
Provision (Benefit) for Income Taxes.......................       380       4,400        (460)
                                                             --------    --------    --------
Net Loss...................................................  $(27,492)   $ (9,968)   $(33,755)
                                                             ========    ========    ========
Net Loss Per Share:
  Basic....................................................  $  (0.42)   $  (0.19)   $  (0.78)
  Diluted..................................................  $  (0.42)   $  (0.19)   $  (0.78)
Weighted Average Common Shares and Equivalents:
  Basic....................................................    64,712      53,205      43,385
  Diluted..................................................    64,712      53,205      43,385

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------    -------    --------
Net loss....................................................  $(27,492)   $(9,968)   $(33,755)
Other comprehensive income (loss):
  Unrealized loss on investments............................       (13)        --          --
  Foreign currency translation adjustments..................    (1,462)       295        (827)
                                                              --------    -------    --------
Other comprehensive loss....................................  $(28,967)   $(9,673)   $(34,582)
                                                              ========    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     RETAINED      ACCUMULATED
                                        COMMON STOCK                  ADDITIONAL     EARNINGS         OTHER
                                     -------------------   TREASURY    PAID-IN     (ACCUMULATED   COMPREHENSIVE
                                       SHARES     AMOUNT    STOCK      CAPITAL       DEFICIT)         LOSS         TOTAL
                                     ----------   ------   --------   ----------   ------------   -------------   --------
BALANCE, DECEMBER 31, 1996.........  43,148,350    $431    $     --    $ 90,193      $ 39,751        $(1,084)     $129,291
Sale of common stock under employee
  stock purchase plan..............     343,142       4          --         785            --             --           789
Exercise of stock options..........     272,035       3          --         437            --             --           440
Income tax benefit from stock
  option transactions..............          --      --          --         149            --             --           149
Repurchase of common stock from
  employees for cash...............     (10,597)     --          --          --            --             --            --
Translation adjustment.............          --      --          --          --            --           (827)         (827)
Net loss...........................          --      --          --          --       (33,755)            --       (33,755)
                                     ----------    ----    --------    --------      --------        -------      --------
BALANCE, DECEMBER 31, 1997.........  43,752,930     438          --      91,564         5,996         (1,911)       96,087
Sale of common stock under employee
  stock purchase plan..............     519,698       5          --         964            --             --           969
Exercise of stock options..........     337,909       3          --         618            --             --           621
Common stock issued in connection
  with FTP acquisition.............  24,766,640     247          --      74,042            --             --        74,289
Issuance of NetManage options in
  exchange for FTP options.........          --      --          --       1,113            --             --         1,113
Repurchase of common stock for
  cash.............................  (2,028,700)     --      (4,246)         --            --             --        (4,246)
Translation adjustment.............          --      --          --          --            --            295           295
Net loss...........................          --      --          --          --        (9,968)            --        (9,968)
                                     ----------    ----    --------    --------      --------        -------      --------
BALANCE, DECEMBER 31, 1998.........  67,348,477     693      (4,246)    168,301        (3,972)        (1,616)      159,160
Sale of common stock under employee
  stock purchase plan..............     609,185       6          --       1,003            --             --         1,009
Exercise of stock options..........     175,787       2          --         302            --             --           304
Repurchase of common stock for
  cash.............................  (4,325,600)     --     (11,313)         --            --             --       (11,313)
Unrealized loss on investments.....          --      --          --          --            --            (13)          (13)
Translation adjustment.............          --      --          --          --            --         (1,462)       (1,462)
Net loss...........................          --      --          --          --       (27,492)            --       (27,492)
                                     ----------    ----    --------    --------      --------        -------      --------
BALANCE, DECEMBER 31, 1999.........  63,807,849    $701    $(15,559)   $169,606      $(31,464)       $(3,091)     $120,193
                                     ==========    ====    ========    ========      ========        =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................  $(27,492)   $ (9,968)   $(33,755)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization.........................    11,681      10,060       8,204
     Provision for doubtful accounts and returns...........       790         378         268
     Equity in income of unconsolidated affiliate..........        --      (1,027)     (1,145)
     Gain on sale of interest in unconsolidated
       affiliate...........................................        --     (11,748)         --
     Write-off of in-process research and development......    19,100       9,500      20,643
     Write-down of assets related to restructure...........        --       1,511       1,831
     Unrealized gain on investment in unconsolidated
       affiliate...........................................        --          --      (2,152)
     Changes in assets and liabilities, net of business
       combinations:
       Accounts receivable.................................     4,133      (2,603)      6,688
       Prepaid expenses and other current assets...........    (2,825)      6,763      (1,012)
       Other assets........................................     1,658      (5,252)
       Accounts payable....................................    (2,483)     (1,228)     (1,447)
       Accrued liabilities, payroll and payroll-related
          expenses.........................................      (512)     (5,935)     (2,838)
       Deferred revenue....................................    (3,115)         70      (4,034)
       Income taxes payable................................     4,063         833       2,918
                                                             --------    --------    --------
          Net cash provided by (used in) operating
            activities.....................................     4,998      (8,646)     (5,831)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments......................   (56,861)    (96,628)    (27,395)
  Proceeds from sales and maturities of short-term
     investments...........................................   121,954      95,586      36,320
  Purchases of long-term investments.......................   (23,973)    (37,915)    (23,925)
  Proceeds from sales and maturities of long-term
     investments...........................................    53,274      35,935      40,675
  Proceeds from sale of investment in unconsolidated
     affiliate.............................................        --      17,000          --
  Purchases of property and equipment......................      (622)     (1,115)       (326)
  Acquisition of businesses, net of cash acquired..........   (68,445)     29,157     (26,651)
  Purchases of technology and other intangible assets......      (150)         --        (530)
  Investment in unconsolidated affiliate...................        --         (33)        (58)
                                                             --------    --------    --------
          Net cash provided by (used in) investing
            activities.....................................    25,177      41,987      (1,890)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of issuance
     costs.................................................     1,313       1,590       1,229
  Repurchase of common stock...............................   (11,313)     (4,246)         --
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................   (10,000)     (2,656)      1,229
                                                             --------    --------    --------
Effect of exchange rate changes on cash....................      (200)       (287)       (285)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    19,975      30,398      (6,777)
Cash and cash equivalents, beginning of year...............    43,104      12,706      19,483
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $ 63,079    $ 43,104    $ 12,706
                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Income taxes..........................................  $    172    $     71    $    358

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND ORGANIZATION:

     NetManage, Inc. (the "Company") develops and markets software applications that allow its customers to implement host computer access from a range of internal or external desktop or web-based client computers, to publish information from existing host-centric applications to Internet and web-based client computer users, and to create new applications that leverage existing host applications and data sources. The Company develops and markets these software solutions for UNIX, AS/400 midrange and corporate mainframe computers. The Company also develops and markets software that increases the productivity of corporate call centers, and allows real time application sharing on corporate networks and across the Internet. The Company provides professional support, maintenance and consultancy services to its customers in association with the products it develops and markets. The Company was incorporated in 1990 as a California corporation and changed its incorporation to Delaware in 1993 in conjunction with its initial public offering.

     The Company provides, and will continue to provide, host access solutions that allow internal and external users to access mission-critical line-of-business host system applications and resources ("Business-to-Employee" or "B2E"). Alongside these solutions, the Company is focused on providing products that allow existing corporate business processes to be extended to business partners in the supply and demand chains, and products that allow new business processes to be created in support of corporate eBusiness Business-to-Business and Business-to-Consumer initiatives.

     The Company has a range of host access and connectivity products, host application publishing products and web integration products. It also has a range of support connectivity products that provide real-time visual support in conjunction with help desk systems aimed at reducing the time and cost of end user support. The Company's host access products provide the applications and solutions that allow end user devices, including personal computers, to communicate with large centralized corporate computer systems. The Company's real-time visual support connectivity products add value to its Host Access and Web Integration offerings and also target new market segments.

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

     The Company does not enter into financial instruments for trading or speculative purposes. Financial instruments are used to reduce the impact of changes in foreign currency exchange rates. The principal

                                NETMANAGE, INC.

instruments used are forward foreign exchange contracts. The counterparties are major financial institutions. The Company historically and periodically will enter into forward exchange contracts to reduce the impact of foreign currency fluctuations on those balance sheet accounts denominated in foreign currency, other than the entities' local currency, that give rise to transaction gains or losses. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions.

     At December 31, 1999, the Company had outstanding foreign currency option contracts expiring in March 2000, of $2.0 million (in Canadian dollars) to purchase U.S. dollars. At December 31, 1998, the Company had outstanding forward foreign exchange contracts to purchase $2.9 million of various foreign currencies expiring at various dates through 1999.

     The estimated fair value of the foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 1999 and 1998, the difference between the contract amounts and fair values was immaterial.

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

  Short-term and Long-term Investments

     The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's investments are currently classified as available-for-sale and held-to-maturity. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Held-to-maturity securities are valued using the amortized cost method. At December 31, 1999 and 1998, the fair value of the held-to-maturity investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the held-to-maturity investments was determined based on quoted market prices at the reporting dates for those instruments. During 1999, the Company liquidated substantially all of its held-to-maturity securities before maturity, to fund its acquisition of Wall Data and Simware. The Company realized a net loss of approximately

                                NETMANAGE, INC.

$0.2 million as a result of liquidation. Investments with a maturity of greater than one year from the balance sheet date are classified as long-term investments. The carrying value of the Company's investments by major security type consisted of the following as of December 31, 1999 and 1998 (in thousands):

                       DESCRIPTION                          1999       1998
                       -----------                         -------    -------
Municipal bonds..........................................  $    --    $23,938
Auction rate securities..................................       --     26,684
Commercial paper/Corporate bonds.........................   38,785     20,687
Government securities....................................       --     24,836
                                                           -------    -------
          Total..........................................  $38,785    $96,145
                                                           =======    =======

     At December 31, 1999, approximately $38.6 million of the Company's investments were classified as cash and cash equivalents.

  Property and Equipment

     Property and equipment are recorded at cost. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized, other repairs and maintenance are expensed. Depreciation is computed using the straight-line method over the following estimated useful lives:

           CLASSIFICATION                              LIFE
           --------------                              ----
Computer software and equipment......  2 to 3 years
Furniture and fixtures...............  5 years
Leasehold improvements...............  Shorter of the lease term or the estimated useful life

  Goodwill

     Goodwill arising from the Company's acquisitions (see Note 3) is amortized on a straight-line basis over two to seven years. Accumulated amortization was approximately $11.6 million and $5.9 million at December 31, 1999 and 1998, respectively.

  Accrued Liabilities

     The Company's accrued liabilities at December 31, 1999 and 1998 consisted of the following (in thousands):

                       DESCRIPTION                          1999       1998
                       -----------                         -------    -------
Acquisition costs related to Wall Data and Simware.......  $15,871    $    --
Restructuring............................................    7,798      5,224
Other accruals...........................................   16,091      7,148
                                                           -------    -------
     Total...............................................  $39,760    $12,372
                                                           =======    =======

  Software Development Costs

     Software development costs are accounted for in accordance with SFAS No. 86, "Accounting for Computer Software to be Sold, Leased or Otherwise Marketed," under which capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as the development of a working model and further defines as the development of a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and

                                NETMANAGE, INC.

changes in technology. To date, internal software development costs that were eligible for capitalization have not been significant and the Company has charged all software development costs to research and development as incurred. Purchased software is reported at the lower of unamortized cost or net realizable value. Amortization of purchased software is generally computed on a straight-line basis over one to five years or, if less, the estimated remaining economic life of the underlying products.

     For the years ended December 31, 1999, 1998 and 1997, approximately $0.1 million, $0.1 million and $0.4 million, respectively, is included in the accompanying Consolidated Statements of Operations in cost of revenues for the amortization of purchased software.

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

  Net Loss Per Share

     Basic net loss per share data has been computed using the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted average number of shares of common stock and dilutive potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the years ended December 31, 1999, 1998 and 1997, the number of shares used in the computation of diluted earnings per share were the same as those used for the computation of basic earnings per share. Potentially dilutive securities of 9,424,191, 5,444,330, and 3,613,521 were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the years ended December 31, 1999, 1998 and 1997, respectively.

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133, to be effective for all fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 in the first quarter of 2001 and does not believe that its adoption will have a material effect on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 allows companies to recognize any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company does not believe that the adoption of SAB 101 will have a material effect on the its financial statements.

                                NETMANAGE, INC.

3. ACQUISITIONS AND OTHER INVESTMENTS:

     On December 29, 1999, the Company completed its acquisition of Wall Data Incorporated ("Wall Data"), a leader in the PC-to-IBM connectivity market. The Company acquired a total of 10,203,344 outstanding shares of Wall Data common stock and paid cash to qualifying Wall Data option holders and employee stock purchase plan participants pursuant to a cash tender offer of $9.00 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $94.0 million. The Company completed the transaction in two stages. On November 26, 1999, the Company acquired approximately 89% of the outstanding shares of Wall Data pursuant to the cash tender offer. The Company acquired the remaining outstanding shares of Wall Data by means of a merger completed in accordance with Washington law on December 29, 1999. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Wall Data from the date of acquisition forward have been recorded in the Company's consolidated financial statements. As of December 31, 1999, the Company had approximately $15.5 million of acquisition-related costs, including certain cash payments for stock options pursuant to a tender offer for Wall Data, which are included in accrued liabilities in the Company's consolidated balance sheet.

     The aggregate purchase price for the acquisition of Wall Data was computed as follows (in thousands):

Cash payments pursuant to tender offer....................  $ 94,048
Acquisition costs.........................................     9,456
                                                            --------
                                                            $103,504
                                                            ========

     The purchase price is allocated as follows (in thousands):

Cash and investments......................................  $ 48,597
Other current and non-current assets......................    15,374
Equipment.................................................     6,763
Intangible assets.........................................    54,971
In-process research and development.......................    12,400
Liabilities assumed.......................................   (34,601)
                                                            --------
  Net assets acquired.....................................  $103,504
                                                            ========

     In connection with the acquisition of Wall Data, the Company allocated $12.4 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles of $54.9 million, consisting of goodwill, developed technology, installed customer base, tradename, and assembled work force, are included in goodwill and other intangibles in the accompanying balance sheets and are being amortized over their estimated useful lives of five years.

     As of the acquisition date, Wall Data's significant on-going research and development projects included next-generation versions of current technologies and development of new web-to-host and PC-to-host product technologies. At the time of the acquisition, these projects had estimated completion percentages of approximately 15% to 90%; estimated technology lives of five to seven years; and projected product introduction dates of early to mid-2000.

     The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, coding and testing activities that are necessary to establish that the developmental products can be produced to meet their design requirements, including functions, features, and technical and economic performance requirements. Anticipated completion

                                NETMANAGE, INC.

dates ranged from 3 to 6 months, at which time the Company expects to begin selling the developed products. Development costs to complete the research and development were estimated at approximately $2.4 million.

     The Company allocated value to the in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Wall Data's next-generation technologies and products. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The Company used discount rates of 20% to 30% for the calculation of present value of cash flows. The discount rates used for the in-process technologies was higher than the Company's weighted average cost of capital due to the risk of realizing cash flows from projects that had yet to reach technological feasibility.

     The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Future revenue estimates were aggregated into three product categories: Web-to-host, PC-to-host, and Rumba tools/other. Web-to-host product revenues were estimated to increase at a compound annual rate of approximately 68% for fiscal years 1999 through 2002, stabilizing at a 10% growth after 2002. All other product revenues were assumed to decline steadily as customers migrate to next-generation technologies.

     Operating expenses used in the valuation analysis of Wall Data included:
(i) cost of sales, (ii) selling, general and administrative expenses, and (iii) research and development expenses. Operating expenses were estimated based on data provided by management. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

     With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Wall Data prior to the close of the acquisition. In doing so, consideration was given to each major project's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the projects.

     If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

     The following unaudited pro forma financial information shows the results of operations for the years ended December 31, 1999 and 1998 as if the acquisition of Wall Data had occurred at the beginning of the periods presented and at the same aggregate purchase price. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma financial data for the year ended December 31, 1999 combines the Company's results for the year ended December 31, 1999 with the results of Wall Data for the period from February 1, 1999 through the date of acquisition. The pro forma financial data for 1998 combines the Company's results of operations for the year ended December 31, 1998, with Wall Data's results of operations for the twelve months ended January 31, 1999. The following unaudited pro forma

                                NETMANAGE, INC.

financial data includes the straight-line amortization of intangibles over a period of five to seven years and excludes the charge for in-process research and development (in thousands, except per share amounts):

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            1999          1998
                                                         ----------    ----------
Revenue................................................   $138,706      $224,539
Net loss...............................................   $(70,073)     $(14,925)
Net loss per share, diluted............................   $  (1.08)     $  (0.28)
Weighted average common shares, diluted................     64,712        53,205

     On December 10, 1999, the Company completed its acquisition of Simware Inc. ("Simware"), a leading provider of e-commerce solutions and web integration servers. The Company acquired a total of 7,503,372 shares of Simware common stock and paid cash to qualifying Simware option holders and employee stock purchase plan participants pursuant to a cash tender offer of $3.75 per common share. The Company completed the transaction in two stages. On November 2, 1999, the Company acquired approximately 91% of the outstanding shares of Simware pursuant to the cash tender offer. The Company acquired the remaining outstanding shares of Simware by means of a compulsory acquisition completed in accordance with Canadian law on December 10, 1999. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Simware from the date of acquisition forward have been recorded in the Company's consolidated financial statements. As of December 31, 1999, the Company had approximately $0.3 million of acquisition-related costs for Simware which are included in accrued liabilities in the Company's consolidated balance sheet.

     The aggregate purchase price for the acquisition of Simware was computed as follows (in thousands):


Cash payments pursuant to tender offer.....................  $29,191
Acquisition costs..........................................      953
                                                             -------
                                                             $30,144
                                                             =======

     The purchase price is allocated as follows (in thousands):

Cash and investments.......................................  $ 2,188
Other current and non-current assets.......................    6,512
Equipment..................................................    1,170
Intangible assets..........................................   18,166
In-process research and development........................    6,700
Liabilities assumed........................................   (4,592)
                                                             -------
  Net assets acquired......................................  $30,144
                                                             =======

     In connection with the acquisition of Simware, the Company allocated $6.7 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles of $18.2 million, consisting of goodwill, developed technology, and assembled work force are included in goodwill and other intangibles in the accompanying balance sheets and are being amortized over their estimated useful lives of five years.

     As of the acquisition date, Simware's significant ongoing research and development projects included next-generation versions of current technologies and development of new web-based product technologies. At the time of the acquisition, these projects had an estimated aggregate completion percentage of approximately

                                NETMANAGE, INC.

50%; estimated technology lives of five to seven years; and projected product introduction dates of mid to late 2000.

     The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the developmental products can be produced to meet their design requirements, including functions, features, and technical and economic performance requirements. Anticipated completion dates ranged from 6 to 12 months, at which time the Company expects to begin selling the developed products. Development costs to complete the R&D were estimated at approximately $1.9 million.

     The Company allocated value to the in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Simware's next-generation technologies and products. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The Company used a discount rate of 20% for the calculation of present value of cash flows. The discount rate used for the in-process technology was higher than the Company's weighted average cost of capital due to the risk of realizing cash flows from projects that had yet to reach technological feasibility.

     The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Future revenue estimates were aggregated into four product categories: Salvo, A2B/Sim, Rexware, and other. Salvo-based product revenues were estimated to increase at a compound annual rate of approximately 77% for fiscal years 1999 through 2002, stabilizing at 20% growth after 2002. All other product revenues were assumed to decline steadily as customers are converted to Simware's next-generation technologies.

     Operating expenses used in the valuation analysis of Simware included: (i) cost of sales, (ii) selling, general and administrative expenses, and (iii) research and development expenses. Operating expenses were estimated based on data provided by management. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

     With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Simware prior to the close of the acquisition. In doing so, consideration was given to each major project's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the projects.

     If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

     The following unaudited pro forma financial information shows the results of operations for the years ended December 31, 1999 and 1998 as if the acquisition of Simware had occurred at the beginning of the periods presented and at the same aggregate purchase price. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma financial data for the year ended December 31, 1999 combines the Company's results for the year ended December 31, 1999 with the results of Simware for the period from February 1, 1999 through the date of acquisition. The pro forma financial data for 1998 combines the Company's results of operations for the year ended December 31, 1998, with Simware's

                                NETMANAGE, INC.

results of operations for the twelve months ended January 31, 1999. The following unaudited pro forma financial data includes the straight-line amortization of intangibles over a period of five to seven years and excludes the charge for in-process research and development (in thousands, except per share amounts):

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            1999          1998
                                                         ----------    ----------
Revenue................................................   $ 88,463      $ 85,522
Net loss...............................................   $(13,558)     $(11,979)
Net loss per share, diluted............................   $  (0.21)     $  (0.23)
Weighted average common shares, diluted................     64,712        53,205

     On August 27, 1998, the Company acquired all of the outstanding shares of common stock of FTP Software, Inc. ("FTP"). Each outstanding share of the common stock of FTP, and each associated junior preferred stock purchase right, was converted into 0.72767 of a share of the Company's common stock. Outstanding FTP options were converted into options to purchase shares of the Company's common stock at the same conversion rate, with appropriate corresponding changes to the exercise price. As a result, 34,035,463 shares of FTP common stock outstanding immediately prior to the merger were converted into approximately 24,766,640 shares of the Company's common stock and options to acquire approximately 5,587,528 shares of FTP common stock were assumed by the Company and converted into options to purchase approximately 4,065,351 shares of the Company's common stock. The total purchase price for the acquisition was approximately $78.3 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of FTP from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In August 1999, the Company recorded an increase to goodwill of approximately $2.7 million as a result of an increase to the Company's FTP related restructuring accrual (see Note 4). The following tables reflect this adjustment.

     The aggregate purchase price for the acquisition of FTP is computed as follows (in thousands):

Value of NetManage common stock issued......................  $74,042
Value of options assumed....................................    1,113
Acquisition costs...........................................    3,157
                                                              -------
                                                              $78,312
                                                              =======

     The purchase price is allocated as follows (in thousands):

Cash and investments........................................  $ 61,249
Other current assets........................................    10,138
Equipment...................................................     5,838
Intangible assets, as adjusted..............................    21,306
In-process research and development.........................     9,500
Current liabilities assumed, including FTP related
  restructuring accrual,
  as adjusted...............................................   (29,719)
                                                              --------
  Net assets acquired.......................................  $ 78,312
                                                              ========

     In connection with the acquisition of FTP, the Company allocated $9.5 million of the purchase price to in-process research and development projects. The Company used an independent third-party appraiser to assess and allocate a value to the in-process research and development. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles of $18.6 million, consisting of goodwill and developed technology,

                                NETMANAGE, INC.

are included in goodwill and other intangibles in the accompanying balance sheets and are being amortized over their estimated useful lives of five to seven years.

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

     The Company allocated value to the in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of FTP's next-generation technologies and products. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The Company used a discount rate of 20% for the calculation of present value of cash flows. The discount rate used for the in-process technology was higher than the Company's weighted average cost of capital due to the risk of realizing cash flows from projects that had yet to reach technological feasibility.

     The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Future revenue estimates were aggregated into four product categories: 16-bit, 32-bit, Web-based, and other. Web-based product revenues were estimated to increase at a compound annual rate of approximately 50% for fiscal years 1999 through 2002, stabilizing at 10% growth after 2002.

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

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            1998          1997
                                                         ----------    ----------
Revenue................................................   $ 96,545      $129,258
Net loss...............................................   $(11,319)     $(90,354)
Net loss per share, diluted............................   $  (0.18)     $  (1.33)
Weighted average common shares, diluted................     61,940        68,010

                                NETMANAGE, INC.

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

     In July 1997, the Company acquired all of the outstanding shares of Network Software Associates, Inc. ("NSA") for $26.0 million in cash. NSA is a holding company for NetSoft ("NetSoft"), a privately-held company specializing in the development, marketing and support of PC-to-Host connectivity software solutions. The acquired company hereinafter will be referred to as NetSoft. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of NetSoft from the date of acquisition forward have been recorded in the Company's consolidated financial statements. In connection with the acquisition, net intangibles of $18.6 million were acquired, of which $16.0 million was reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The remaining intangible of $2.6 million, consisting of goodwill, is included in goodwill and other intangibles in the accompanying balance sheets and was amortized over its estimated useful life of two years.

     In connection with the NetSoft acquisition, net assets acquired were as follows (in thousands):

Cash and cash equivalents...................................  $ 2,719
Trade accounts receivable and other current assets..........    8,802
Intangibles, including in-process research and
  development...............................................   18,589
Property, equipment and other long-term assets..............    2,733
Current liabilities assumed.................................   (6,224)
Long-term liabilities.......................................     (619)
                                                              -------
  Net assets acquired.......................................  $26,000
                                                              =======

     The following unaudited pro forma financial information shows the results of operations for the year ended December 31, 1997 as if the NetSoft acquisition had occurred at the beginning of the year presented

                                NETMANAGE, INC.

and at the purchase price established in July 1997. The pro forma financial data includes the straight-line amortization of intangibles over a two-year period and excludes the charge for in-process research and development. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective years presented or of the future operations of the combined companies.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1997
                                                              --------------
                                                              (IN THOUSANDS)
Revenue.....................................................     $ 81,103
Net loss....................................................     $(35,137)
Net loss per share, diluted.................................     $  (0.80)
Weighted average common shares, diluted.....................       43,385

4. RESTRUCTURING OF OPERATIONS

     In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of the operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the closure of NetManage facilities and $1.4 million of employee-related expenses for the termination of NetManage employees. The employees were notified of their terminations prior to December 31, 1999. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of December 31, 1999, the Company had incurred costs totaling approximately $0.2 million related to the restructuring, which required $0.2 million in cash expenditures.

     The following table lists the components of the restructuring charge for the year ended December 31, 1999 (in thousands):

                                                 EMPLOYEE      EXCESS
                                                  COSTS      FACILITIES    OTHER    TOTAL
                                                 --------    ----------    -----    ------
Reserve provided...............................   $1,448       $1,868      $475     $3,791
Reserve utilized in 1999.......................     (151)          --        --       (151)
                                                  ------       ------      ----     ------
Balance at December 31, 1999...................   $1,297       $1,868      $475     $3,640
                                                  ======       ======      ====     ======

     In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. The restructuring charge includes approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities are downsized or closed, facilities-related expenses associated with the consolidation of redundant operations and $1.5 million of employee-related expenses for employee terminations. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of acquisition was assumed by the Company in connection with the acquisition. The two restructuring plans included a reduction in the Company's worldwide workforce, reduction of office space, and the closure of four domestic locations, all of FTP's international facilities and additional NetManage international locations. The reduction in force involved approximately 150 employees. Asset related write-offs primarily relate to leasehold improvements, computers, and communications equipment which would no longer be used when facilities were closed or downsized and headcount was reduced. The Company completed the majority of the restructuring actions by the end of 1998. The Company anticipated that the execution of the restructuring

                                NETMANAGE, INC.

actions would require total cash expenditures of approximately $13.7 million, which was expected to be funded from internal operations. As of December 31, 1999, the Company had incurred costs totaling approximately $16.9 million related to the restructuring, which required $13.3 million in cash expenditures. During the third quarter of 1999, the Company increased the FTP restructuring reserve for $2.7 million which, after an evaluation of the restructuring charges and actions taken since the initial restructuring charge was taken, was determined to be the increase necessary for anticipated continued restructuring activities. The increase relates to lease commitments for FTP facilities which the Company has been unable to extricate itself from the lease or find suitable sublease tenants. As the additional reserve relates to FTP facilities and the closure of those facilities was initiated prior to the acquisition of FTP, the increase to the restructuring reserve was recorded as part of an adjustment to the FTP purchase price allocation resulting in additional goodwill (see Note 3). At December 31, 1999, the remaining FTP reserve related to this restructuring plan was approximately $2.5 million.

     The following table lists the components of the 1998 restructuring charges for the years ended December 1998 and 1999 (in thousands):

                                             EMPLOYEE    EXCESS       EXCESS
                                              COSTS      ASSETS     FACILITIES     TOTAL
                                             --------    -------    ----------    --------
Reserve provided in 1998
Reserve provided...........................  $ 7,284     $ 2,674     $ 6,794      $ 16,752
Reserve utilized in 1998...................   (6,693)     (1,585)     (3,250)      (11,528)
                                             -------     -------     -------      --------
Balance at December 31, 1998
Reserve provided...........................  $   591     $ 1,089     $ 3,544      $  5,224
Reserve utilized in 1999...................     (591)     (1,089)     (3,744)       (5,424)
Addition to reserve recorded as adjustment
  to FTP purchase price allocation.........       --          --       2,722         2,722
                                             -------     -------     -------      --------
Balance at December 31, 1999...............  $    --     $    --     $ 2,522      $  2,522
                                             =======     =======     =======      ========

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

5. COMMITMENTS AND CONTINGENCIES:

  Legal Proceedings

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

                                NETMANAGE, INC.

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

     On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-4385-CRB, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserts claims under California state law; the federal court complaint asserts claims under the federal securities laws. On September 10, 1997, a class action substantially similar to the Headaction was filed, Beasley v. NetManage, Inc., et al., C-98-1794 CRB (N.D. Cal.), seeking an unspecified amount of damages. The federal court certified the purported class. On December 30, 1998, the federal court granted without leave to amend the defendants' motion to dismiss the second amended complaint in the Head federal action; plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On February 2, 1999, the federal court dismissed with prejudice the Beasley action pursuant to its order in the Head action. The Company believes there is no merit to these cases and intends to defend them vigorously.

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

     On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. Plaintiff have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Appellate briefing is complete. A hearing on that appeal has been set for April 2000.

     On March 14, 1996, a securities class action complaint, Greebel v. FTP Software, Inc., et al., No. 96-10544, was filed in the United States District Court for the District of Massachusetts against FTP and

                                NETMANAGE, INC.

certain of its former officers and directors. The complaint alleged that between July 14, 1995 and January 3, 1996, defendants violated the federal securities laws by making false and misleading statements of material fact about FTP's prospects and financial statements. NetManage acquired FTP in August 1998. On September 24, 1998, the district court granted defendants' motion for partial summary judgment and granted without leave to amend defendants' renewed motion to dismiss the complaint. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on June 9, 1999. By order dated October 8, 1999, the United States Court of Appeals for the First Circuit affirmed the district court's dismissal. Time to petition for review by the United States Supreme Court has expired

     In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). After remand, the Company renewed its motion to dismiss. On March 22, 2000, a hearing on the Company's motion to dismiss was heald by the district court. The Company believes that there is no merit to the case and intends to defend the case vigorously.

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

                                NETMANAGE, INC.

  Leases

     Facilities and equipment are leased under non-cancelable operating and capital leases expiring on various dates through the year 2007. As of December 31, 1999, future minimum rental and lease payments under operating and capital leases are as follows (in thousands):

                                                              OPERATING    CAPITAL
                            YEAR                               LEASES      LEASES
                            ----                              ---------    -------
2000........................................................   $ 8,752      $ 185
2001........................................................     8,542        185
2002........................................................     7,106        185
2003........................................................     6,188         12
2004........................................................     4,370         --
Thereafter..................................................     1,230         --
                                                               -------      -----
          Total minimum obligations.........................   $36,188        572
                                                               =======
Amount representing interest................................                  (98)
                                                                            -----
Present value of minimum lease obligations..................                  474
Current portion.............................................                 (134)
                                                                            -----
  Long-term lease obligations at December 31, 1999..........                $ 340
                                                                            =====

     Rent expense was approximately $3.4 million, $2.4 million and $3.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

6. CAPITAL STOCK:

COMMON STOCK

     As of December 31, 1999, the Company has reserved the following shares of authorized but unissued common stock:

Employee stock option plans..............................  11,801,986
Directors' stock option plan.............................     739,835
Employee stock purchase plan.............................     558,712
                                                           ----------
                                                           13,100,533
                                                           ==========

  Stock Repurchase Plan

     As of December 31, 1999, the Company's Board of Directors authorized the repurchase of up to 9 million shares of the Company's common stock for general corporate purposes. During 1999 and 1998, the Company repurchased 4,325,600 and 2,028,700 shares of its common stock, respectively, on the open market at an average purchase price of $2.62 and $2.09 per share for a total cost of $11.3 million and $4.2 million, respectively.

  Employee Stock Option Plans

     In October 1999, the Board of Directors adopted the 1999 Non-Statutory Stock Option Plan (the "1999 Plan"). The Board of Directors authorized and reserved for the issuance of 4,000,000 shares of the Company's common stock. The 1999 Plan provides for the grant of non-qualified stock options for employees. Options may not be granted to officers and directors , except as an essential inducement to an officer entering into an employment agreement regarding his or her initial service with the Company. The exercise price of stock options issued under the 1999 Plan is established by the 1999 Plan Administrator, which is a committee of the Board of Directors. Options granted under the 1999 Plan become exercisable at a rate of 25% of the shares

                                NETMANAGE, INC.

subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the 1999 Plan is 10 years.

     During 1992, the Company established the 1992 Employee Stock Option Plan (the "1992 Plan"). The Company currently has authorized a total of 9,800,000 shares for issuance under the 1992 Plan. The 1992 Plan provides for the grant by the Company of incentive stock options to employees and officers and non-statutory stock options to employees, officers, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% of such fair market value in the case of a grant to a holder of more than 10% of the voting power of the Company's outstanding capital stock (a "10% stockholder")); the exercise price of non-statutory options may not be less than 85% of such fair market value. Up until mid-1997, options granted under the 1992 Plan generally were scheduled to become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. From mid-1997 until September 1998, options granted under the 1992 Plan for new hires generally were scheduled to become exercisable at a rate of one-fifth of the shares subject to the option at the end of the first year and 1/60 of the shares subject to the option at the end of each calendar month thereafter. Beginning in September 1998, options granted under the 1992 Plan become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the 1992 Plan is 10 years (five years in the case of an incentive option granted to a 10% stockholder).

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

     The Company also assumed certain options granted to former employees of acquired companies (the "Acquired Options"). The Acquired Options were assumed by the Company outside of the Plan, but all are administered as if assumed under the Plan. All of the Acquired Options have been adjusted to effectuate the conversion under the Agreements and Plans of Reorganization between the Company and the companies acquired. Certain of the Acquired Options became immediately exercisable under the original terms of the option agreements. The remaining Acquired Options continue to vest under the original vesting schedule over a four-year period. No additional options will be granted under any of the acquired companies' plans.

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

     In September 1997 and January 1997, upon approval by the Company's Board of Directors, the Company repriced 1,703,624 and 3,451,079 options, respectively, originally issued at prices ranging from $3.25 to $6.00

                                NETMANAGE, INC.

and $6.63 to $21.25, respectively. The options were repriced at the then current market value of the Company's common stock of $3.06 for the September 1997 repricing and $6.00 for the January 1997 repricing.

  Non-Employee Directors' Stock Option Plan

     In July 1993, the Company adopted the 1993 Directors' Stock Option Plan (the "Directors' Plan") and reserved 800,000 shares of common stock for issuance thereunder. Under the Directors' Plan, options may be granted only to non-employee directors of the Company at an exercise price of 100% of the fair market value of the stock on the date of grant. Options granted under the Directors' Plan become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the Directors' Plan is 10 years.

     Employee Stock Purchase Plan

     In July 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") and reserved 2,400,000 shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at a price per share that is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. For the years ended December 31, 1999, 1998 and 1997, 609,185, 519,698 and 343,142 shares were issued under the Purchase Plan, respectively, at prices ranging from $1.24 to $1.83, $1.28 to $2.87 and $2.28 to $2.34 per share, respectively.

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

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Net loss:
  As reported......................................  $(27,492)   $ (9,968)   $(33,755)
  Pro forma........................................   (29,947)    (12,922)    (42,453)
Net loss per share:
  As reported......................................  $  (0.42)   $  (0.19)   $  (0.78)
  Pro forma -- Basic and diluted...................     (0.46)      (0.24)      (0.98)

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

                                NETMANAGE, INC.

     Option activity, including the Acquired Options, under the Company's stock option plans was as follows:

                                                                               WEIGHTED
                                                 OPTIONS                       AVERAGE
                                                AVAILABLE       SHARES      EXERCISE PRICE
                                                ----------    ----------    --------------
Balance at December 31, 1996..................   4,237,147     4,270,780        $9.99
  Granted.....................................  (7,856,064)    7,856,064         4.28
  Exercised...................................          --      (272,035)        1.62
  Terminated..................................   8,241,288    (8,241,288)        7.50
                                                ----------    ----------
Balance at December 31, 1997..................   4,622,371     3,613,521         3.00
  Authorized..................................   1,470,875            --
  Granted.....................................  (9,623,317)    9,623,317         3.89
  Exercised...................................          --      (337,909)        1.81
  Terminated..................................   7,454,599    (7,454,599)        4.96
                                                ----------    ----------
Balance at December 31, 1998..................   3,924,528     5,444,330         1.96
  Authorized..................................   4,000,000            --
  Granted.....................................  (6,532,393)    6,532,393         3.21
  Exercised...................................          --      (175,787)        2.23
  Terminated..................................   1,725,495    (1,725,495)        1.96
  Terminated FTP..............................          --      (651,250)        3.86
                                                ----------    ----------
Balance at December 31, 1999..................   3,117,630     9,424,191         2.66
                                                ==========    ==========
Exercisable at December 31, 1997..............                 1,031,752         3.07
Exercisable at December 31, 1998..............                   640,862         4.61
Exercisable at December 31, 1999..............                   941,949         1.92

     The following table summarizes the Company's outstanding options as of December 31, 1999:

                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
-------------------------------------------------------------------   ----------------------------
                                WEIGHTED AVERAGE                                       WEIGHTED
   RANGE OF         NUMBER       REMAINING LIFE    WEIGHTED AVERAGE     NUMBER         AVERAGE
EXERCISE PRICE    OUTSTANDING       (YEARS)         EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   --------------
$ 1.00 - $ 1.97    3,110,266          8.88              $ 1.42          738,753         $ 1.35
$ 2.06 - $10.31    6,311,747          9.59              $ 3.27          201,468         $ 3.82
$12.37 - $17.81        1,452          6.88              $15.98            1,092         $15.98
$37.45 - $43.64          726          8.65              $40.55              636         $40.11
                   ---------                                            -------
$ 1.00 - $43.64    9,424,191          9.36              $ 2.66          941,949         $ 1.92
                   =========                                            =======

     The weighted average fair values of options granted during 1999, 1998 and 1997 were $2.59, $1.19 and $3.55 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                       1999                1998                1997
                                 ----------------    ----------------    ----------------
Volatility.....................      192.45%             207.25%             183.16%
Risk-free interest rate........   4.64% - 5.95%       4.07% - 5.87%       4.93% - 5.79%
Dividend yield.................       0.00%               0.00%               0.00%
Expected term..................    3 - 4 months        3 - 4 month         3 - 7 months
                                 beyond vest date    beyond vest date    beyond vest date

                                NETMANAGE, INC.

7. INCOME TAXES:

     The provision (benefit) for income taxes is based upon loss before income taxes as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Domestic...........................................  $(13,172)   $(12,128)   $(25,573)
Foreign............................................   (13,940)      6,560      (8,642)
                                                     --------    --------    --------
                                                     $(27,112)   $ (5,568)   $(34,215)
                                                     ========    ========    ========

     The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                           1999      1998      1997
                                                           -----    ------    -------
Current --
  Federal................................................  $   8    $   --    $(3,134)
  State..................................................     50         2          1
  Foreign................................................    372     2,400        235
                                                           -----    ------    -------
          Total current..................................    430     2,402     (2,898)
                                                           -----    ------    -------
Deferred --
  Federal................................................     54     1,978      2,231
  State..................................................     26        20        207
  Foreign................................................   (130)       --         --
                                                           -----    ------    -------
          Total deferred.................................    (50)    1,998      2,438
                                                           -----    ------    -------
Provision (benefit) for income taxes.....................  $ 380    $4,400    $  (460)
                                                           =====    ======    =======

     The provision (benefit) for income taxes differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income before taxes, as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1999       1998        1997
                                                       -------    -------    --------
Provision (benefit) at Federal statutory rate........  $(9,489)   $(1,949)   $(11,975)
State income taxes, net of Federal tax benefit.......   (1,627)      (320)     (2,068)
Nontaxable interest income...........................      (82)      (469)       (982)
Foreign losses benefited at a lower tax rate.........    2,310         --       2,140
Nondeductible write-off of in-process research and
  development........................................    7,831      3,895       8,464
Change in valuation allowance........................     (458)     1,123       3,292
Nondeductible goodwill amortization..................    1,378         --          --
Nondeductible expenses...............................      137         58          94
Foreign taxes........................................      372      2,400         235
Other................................................        8       (338)        340
                                                       -------    -------    --------
  Provision (benefit) for income taxes...............  $   380    $ 4,400    $   (460)
                                                       =======    =======    ========

                                NETMANAGE, INC.

     The components of the net deferred income tax asset are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred revenue recognized currently for tax purposes......  $    880    $    463
Reserves and accruals not currently deductible for tax
  purposes..................................................     4,137       2,772
Net operating loss carryforwards -- NetManage...............     5,142       2,008
Net operating loss carryforwards -- FTP.....................     9,500       3,451
Net operating loss carryforwards -- Wall Data...............    13,240          --
Net operating loss carryforwards -- Simware.................     1,684          --
Tax credit carryforwards -- NetManage.......................       335         507
Tax credit carryforwards -- FTP.............................       787       2,130
Tax credit carryforwards -- Wall Data.......................     1,292          --
Tax credit carryforwards -- Simware.........................     1,236          --
Write-off of in-process research and development, not
  currently deductible for tax purposes.....................     4,886       5,375
Depreciation and amortization...............................     1,683         388
Capitalized R&D -- FTP......................................     7,588       8,728
Amortizable intangibles not deductible for tax purposes.....    (2,804)         --
Capital loss carryforward...................................       526          --
Other temporary differences.................................      (259)         79
                                                              --------    --------
          Total deferred tax asset..........................    49,853      25,901
Less: Valuation allowance...................................   (46,648)    (20,107)
                                                              --------    --------
          Net deferred tax asset............................  $  3,205    $  5,794
                                                              ========    ========

     In connection with the acquisition of Wall Data, Inc., the Company assumed Wall Data's deferred tax asset of $16.8 million. Realization of Wall Data's deferred tax asset is dependent upon generating sufficient future taxable income in specific tax jurisdictions. Due to the uncertainty as to whether the deferred tax asset may be realized, Wall Data recorded a valuation allowance for the entire balance of the Wall Data deferred tax asset prior to their acquisition by the Company.

     Realization of the net deferred tax asset of $3.2 million is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if actual future taxable income differs from estimated amounts.

     At December 31, 1999, the Company had gross net operating loss carryforwards for federal income tax purposes of approximately $69 million expiring at various dates through 2018 and federal tax credit carryforwards of approximately $3.6 million which expire in various years through 2012. At December 31, 1999, the Company had state net operating loss carryforwards of approximately $10 million available to offset future taxable income in several state jurisdictions expiring at various dates through 2018. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a three year period results in an annual limitation on the Company's ability to utilize its net operating loss carryforward from tax periods prior to the ownership change. Such a change in ownership occurred with respect to the Company's acquisition of certain companies, including Wall Data. Accordingly, the net operating losses and credits of the Company are subject to these limitations.

     The Company's subsidiary in Haifa, Israel has a ten-year tax holiday, which commenced January 1, 1995. During the first two years of the tax holiday, the subsidiary was exempt from taxation on income generated

                                NETMANAGE, INC.

during that period. During the remaining eight years, income generated by the subsidiary will be taxed at a reduced income tax rate of 10%.

8. SEGMENT REPORTING:

     The Company operates in two operating segments: PC connectivity and visual connectivity. An operating segment is defined as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its chief executive officer. The PC connectivity segment develops, markets and supports software products that provide the technology to make the connection between personal computers and large corporate computers possible. The visual connectivity segment develops, markets and supports software products that add value to the PC connectivity product offerings. The Company has aggregated these two segments for reporting purposes as they have similar economic characteristics and are similar with respect to the nature of their products, the nature of their production processes, the type of customer that their products are sold to and the method used to distribute their products.

     The following table presents a summary of operations by geographic area (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999         1998        1997
                                                    ---------    --------    --------
Revenues:
  Domestic operations.............................  $  58,154    $ 53,144    $ 48,155
  European operations.............................     19,252      16,845      10,574
  Asian operations................................      1,794       1,738       2,795
                                                    ---------    --------    --------
     Consolidated.................................  $  79,200    $ 71,727    $ 61,524
                                                    =========    ========    ========
Income (loss) from operations:
  Domestic operations.............................  $ (22,595)   $(14,500)   $(29,877)
  European operations.............................     (9,404)     (7,202)    (12,330)
  Asian operations................................         --        (115)        133
                                                    ---------    --------    --------
     Consolidated.................................  $ (31,999)   $(21,817)   $(42,074)
                                                    =========    ========    ========
Identifiable assets:
  Domestic operations.............................  $ 268,227    $203,214    $121,582
  European operations.............................     45,883      77,928      27,690
  Asian operations................................      3,738       1,952       1,433
  Eliminations....................................   (102,481)    (81,341)    (31,112)
                                                    ---------    --------    --------
     Consolidated.................................  $ 215,367    $201,753    $119,593
                                                    =========    ========    ========

     Domestic revenues include export revenues of approximately $1.0 million, $0.4 million and $0.8 million to Asia for the years ended December 31, 1999, 1998 and 1997, respectively, and $2.8 million, $1.6 million and $2.4 million to the rest of the world for the years ended December 31, 1999, 1998 and 1997, respectively.

     There were no customers that accounted for more than 10% of net revenues for the years ended December 31, 1999, 1998 or 1997.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders, to be held on May 31, 2000 (the "Proxy Statement"). Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management -- Compliance with the Reporting Requirements of Section 16(a)." For information regarding executive officers of the Company, see Part I of this Form 10-K under the caption "Business -- Executive Officers of the Registrant."

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

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report on Form 10-K:

FINANCIAL STATEMENTS:

     See Index to Consolidated Financial Statements at Item 8 on page 34 of this Report.

FINANCIAL STATEMENT SCHEDULE:

     See Index to Consolidated Financial Statements at Item 8 on page 34 of this Report

EXHIBITS:

    EXHIBIT
    NUMBER                            EXHIBIT TITLE
    -------                           -------------
         3.1   Certificate of Incorporation of the Registrant.(1)
         3.2   Form of Certificate of Amendment of Certificate of
               Incorporation of the Registrant.(2)
         3.3   Bylaws of the Registrant.(1)
         4.1   Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)
         4.2   Form of Common Stock certificate.(1)
        10.1   Form of Indemnity Agreement entered into among the
               Registrant and its directors and officers.(1)
        10.2*  Registrant's 1992 Stock Option Plan, as amended, including forms of option agreements.(1)
        10.3*  Registrant's 1993 Non-Employee Directors Stock Option Plan,
               including form of option agreements.(1)
        10.4*  Registrant's 1993 Employee Stock Purchase Plan, including form of offering document.(1)
        10.5   Lease between the Registrant and Stevens Creek Office Center
               Associates, dated as of November 30, 1992.(1)
        10.6   Lease between the Registrant and Beim & James Properties
               III, dated January 3, 1994.(3)
        10.7   Lease between the Registrant and Cupertino Industrial
               Associates, dated September 30, 1994.(4)
        10.8   Lease between the Registrant and the Flatley Company, dated
               January 30, 1995.(5)
        10.9   Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(6)
        10.10  Agreement between NetManage, Ltd., Elron Electronic
               Industries, Ltd., and NetVision, Ltd., dated July 1,
               1995.(6)
        10.11  Agreement and Plan of Reorganization among the Registrant,
               NetManage Acquisition Corporation, Syzygy Communications,
               Inc. and the Designated Shareholders, dated October 16,
               1995.(6)
        10.12  Agreement and Plan of Reorganization among the Registrant,
               NetManage Acquisition Corporation and AGE Logic, Inc., dated
               November 17, 1995.(6)
        10.13  Stock Purchase Agreement by and among the Registrant,
               Network Software Associates, Inc. a California corporation,
               NetSoft, a California corporation, holders of securities of
               NSA and holders of securities of NetSoft, dated as of July
               8, 1997.(7)
        10.14  Agreement and Plan of Reorganization by and among the
               Registrant, Amanda Acquisition Corp. and FTP Software, Inc.,
               dated as of June 15, 1998, as amended as of June 30, 1998
               and July 14, 1998.(8)
        10.15  Acquisition Agreement by and among Registrant, NetManage Bid
               Co., Preston Delaware Acquisition Corporation and Simware
               Inc., dated as of September 26, 1999.(9)
        10.16  Agreement and Plan of Merger by and among Registrant,
               NetManage Acquisition Corporation and Wall Data
               Incorporated, dated October 20, 1999.(10)
        10.17  Lease between Totem Skyline Associates III as Landlord and
               Wall Data Incorporated as Tenant dated as of December 2,
               1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of
               December 2, 1993.(11)
        10.18* Registrant's 1999 Non-Statutory Stock Option Plan, including form of option agreements.(12)

    EXHIBIT
    NUMBER                            EXHIBIT TITLE
    -------                           -------------
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

 (7) Incorporated by reference to the Exhibits filed with the Registrant's Form 8-K dated July 29, 1997.

 (8) Incorporated by reference to Annex A to the Joint Proxy
     Statement/Prospectus included in the Form S-4.

 (9) Incorporated by reference to the Exhibits filed with the Registrant's Form 8-K dated December 23, 1999.

(10) Incorporated by reference to the Exhibits filed with the Registrant's Form 8-K dated January 12, 2000.

(11) Incorporated by reference to the Exhibits filed with Wall Data Incorporated Form 10-K dated March 30, 1995.

(12) Registrant's 1999 Non-Statutory Stock Option Plan, including form of option agreements.

  *  Employee Benefit Plan

     (b) Reports on Form 8-K

     A Current Report on Form 8-K/A was filed by the Company on January 13, 2000 amending its Report on Form 8-K dated December 23, 1999, to amend the description of the acquisition of Simware, Inc. and to include certain financial statements of Simware, Inc. and pro forma combined financial statements for the Company and Simware, Inc.

     A Current Report on Form 8-K/A was filed by the Company on February 14, 2000 amending its Report on Form 8-K dated January 12, 1999, to amend the description of the acquisition of Wall Data Incorporated and to include certain financial statements of Wall Data Incorporated and pro forma combined financial statements for the Company and Wall Data Incorporated.

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

                                  SCHEDULE II
                                NETMANAGE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE AT       CHARGED TO       ADDITIONS/DEDUCTIONS   BALANCE AT
                                          BEGINNING OF       REVENUES,               AND              END OF
                                             PERIOD      COSTS OR EXPENSES        WRITE-OFFS          PERIOD
                                          ------------   -----------------   --------------------   ----------
Year ended December 31, 1997:
  Allowance for doubtful accounts and
     sales returns......................     $2,012            $268                 $ (905)           $1,375

Year ended December 31, 1998:
  Allowance for doubtful accounts and
     sales returns......................     $1,375            $378                 $2,106(1)         $3,859

Year ended December 31, 1999:
  Allowance for doubtful accounts and
     sales returns......................     $3,859            $790                 $ (726)(2)        $3,923

---------------
(1) The allowance for doubtful accounts and sales returns includes a reserve for doubtful accounts of $2,746,000 which was assumed as part of the acquisition of FTP.

(2) The allowance for doubtful accounts and sales returns includes reserves for doubtful accounts, in aggregate, of $1,908,000 which were assumed as part of the acquisitions of Wall Data and Simware.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2000.

                                          NETMANAGE, INC.

                                          By          /s/ ZVI ALON

                                            ------------------------------------
                                                          Zvi Alon
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints ZVI ALON and MICHAEL PECKHAM his or her true and lawful attorneys-in-fact and agents, each acting alone, with the power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Form 10-K Annual Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                    /s/ ZVI ALON                           Chairman of the Board,       March 30, 2000
-----------------------------------------------------        President and Chief
                      Zvi Alon                                Executive Officer
                                                            (Principal Executive
                                                                  Officer)

                 /s/ MICHAEL PECKHAM                     Chief Financial Officer and    March 30, 2000
-----------------------------------------------------      Senior Vice President,
                   Michael Peckham                          Finance and Secretary
                                                          (Principal Financial and
                                                             Accounting Officer)

                   /s/ JOHN BOSCH                                 Director              March 30, 2000
-----------------------------------------------------
                     John Bosch

                   /s/ UZIA GALIL                                 Director              March 30, 2000
-----------------------------------------------------
                     Uzia Galil

              /s/ SHELLEY HARRISON, PHD                           Director              March 30, 2000
-----------------------------------------------------
                Shelley Harrison, PhD

                 /s/ DARRELL MILLER                               Director              March 30, 2000
-----------------------------------------------------
                   Darrell Miller

                /s/ ABRAHAM OSTROVSKY                             Director              March 30, 2000
-----------------------------------------------------
                  Abraham Ostrovsky

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 3.1       Certificate of Incorporation of the Registrant.(1)
           Form of Certificate of Amendment of Certificate of
 3.2       Incorporation of the Registrant.(2)
 3.3       Bylaws of the Registrant.(1)
           Amended Stock Rights Agreement, among the Registrant and the
 4.1       parties named therein, dated as of March 12, 1993.(1)
 4.2       Form of Common Stock certificate.(1)
           Form of Indemnity Agreement entered into among the
10.1       Registrant and its directors and officers.(1)
           Registrant's 1992 Stock Option Plan, as amended, including
10.2*      forms of option agreements.(1)
           Registrant's 1993 Non-Employee Directors Stock Option Plan,
10.3*      including form of option agreements.(1)
           Registrant's 1993 Employee Stock Purchase Plan, including
10.4*      form of offering document.(1)
           Lease between the Registrant and Stevens Creek Office Center
10.5       Associates, dated as of November 30, 1992.(1)
           Lease between the Registrant and Beim & James Properties
10.6       III, dated January 3, 1994.(3)
           Lease between the Registrant and Cupertino Industrial
10.7       Associates, dated September 30, 1994.(4)
           Lease between the Registrant and the Flatley Company, dated
10.8       January 30, 1995.(5)
           Lease between the Registrant and Cupertino Brown Investment,
10.9       dated April 28, 1995.(6)
           Agreement between NetManage, Ltd., Elron Electronic
           Industries, Ltd., and NetVision, Ltd., dated July 1,
10.10      1995.(6)
           Agreement and Plan of Reorganization among the Registrant,
           NetManage Acquisition Corporation, Syzygy Communications,
           Inc. and the Designated Shareholders, dated October 16,
10.11      1995.(6)
           Agreement and Plan of Reorganization among the Registrant,
           NetManage Acquisition Corporation and AGE Logic, Inc., dated
10.12      November 17, 1995.(6)
           Stock Purchase Agreement by and among the Registrant,
           Network Software Associates, Inc. a California corporation,
           NetSoft, a California corporation, holders of securities of
           NSA and holders of securities of NetSoft, dated as of July
10.13      8, 1997.(7)
           Agreement and Plan of Reorganization by and among the
           Registrant, Amanda Acquisition Corp. and FTP Software, Inc.,
           dated as of June 15, 1998, as amended as of June 30, 1998
10.14      and July 14, 1998.(8)
           Acquisition Agreement by and among Registrant, NetManage Bid
           Co., Preston Delaware Acquisition Corporation and Simware
10.15      Inc., dated as of September 26, 1999.(9)
           Agreement and Plan of Merger by and among Registrant,
           NetManage Acquisition Corporation and Wall Data
10.16      Incorporated, dated October 20, 1999.(10)
           Lease between Totem Skyline Associates III as Landlord and
           Wall Data Incorporated as Tenant dated as of December 2,
           1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of
10.17      December 2, 1993.(11)
           Registrant's 1999 Non-Statutory Stock Option Plan, including
10.18 *    form of option agreements.(12)
21.1       Subsidiaries of the Registrant.
23.1       Consent of Independent Public Accountants.

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
           Power of Attorney. Reference is made to the signature page
24.1       to this Form 10-K.
27.1       Financial Data Schedule.

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

 (7) Incorporated by reference to the Exhibits filed with the Registrant's Form 8-K dated July 29, 1997.

 (8) Incorporated by reference to Annex A to the Joint Proxy
     Statement/Prospectus included in the Form S-4.

 (9) Incorporated by reference to the Exhibits filed with the Registrant's Form 8-K dated December 23, 1999.

(10) Incorporated by reference to the Exhibits filed with the Registrant's Form 8-K dated January 12, 2000.

(11) Incorporated by reference to the Exhibits filed with Wall Data Incorporated Form 10-K dated March 30, 1995.

(12) Registrant's 1999 Non-Statutory Stock Option Plan, including form of option agreements.

  *  Employee Benefit Plan