Form 10-Q
period 2000-03-31
NETMANAGE INC
filed 2000-05-15
CIK 909793

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        --------------------------------

                                   FORM 10-Q

                         -------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

Number of shares of registrant's common stock outstanding as of April 28, 2000:
64,324,373


================================================================================

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS


                                                                              PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2000 and
          December 31, 1999                                                     3

          Condensed Consolidated Statements of Operations for the three
          months ended March 31, 2000 and March 31, 1999                        4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 2000 and March 31, 1999                        6

          Notes to Condensed Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk           24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                    25

Item 2.   Changes in Securities                                                26

Item 3.   Defaults upon Senior Securities                                      26

Item 4.   Submission of Matters to a Vote of Security Holders                  26

Item 5.   Other Information                                                    26

Item 6.   Exhibits and Reports on Form 8-K                                     26

          Signatures                                                           27

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,      DECEMBER 31,
ASSETS                                                           2000            1999
                                                               ---------      ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                    $  53,405       $  63,079
  Short-term investments                                             145             148
  Accounts receivable, net                                        24,305          30,544
  Prepaid expenses and other current assets                       17,731          20,497
                                                               ---------       ---------
       Total current assets                                       95,586         114,268
                                                               ---------       ---------

PROPERTY AND EQUIPMENT, at cost:
  Computer software and equipment                                 10,588          10,315
  Furniture and fixtures                                           6,310           6,310
  Leasehold improvements                                           3,433           3,433
                                                               ---------       ---------
                                                                  20,331          20,058
  Less - Accumulated depreciation                                (10,044)         (8,473)
                                                               ---------       ---------
       Net property and equipment                                 10,287          11,585
                                                               ---------       ---------

GOODWILL AND OTHER INTANGIBLES, net                               81,737          86,040
OTHER ASSETS                                                       2,812           3,474
                                                               ---------       ---------
                                                               $ 190,422       $ 215,367
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $   5,782       $   7,104
  Accrued liabilities                                             25,590          39,760
  Accrued payroll and payroll-related expenses                     6,870           4,669
  Deferred revenue                                                27,796          27,710
  Income taxes payable                                             8,841          12,265
                                                               ---------       ---------
       Total current liabilities                                  74,879          91,508
                                                               ---------       ---------

LONG-TERM LIABILITIES                                              2,397           3,666
                                                               ---------       ---------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value--
    Authorized-- 125,000,000 shares
    Issued-- 70,658,753 and 70,162,149 shares,
      respectively
    Outstanding-- 64,304,453 and 63,807,849 shares,
      respectively                                                   706             701
Treasury stock, at cost-- 6,354,300 and 6,354,300 shares,
      respectively                                               (15,559)        (15,559)
Additional paid-in capital                                       170,476         169,606
Accumulated deficit                                              (38,866)        (31,464)
Accumulated other comprehensive loss                              (3,611)         (3,091)
                                                               ---------       ---------
       Total stockholders' equity                                113,146         120,193
                                                               ---------       ---------
                                                               $ 190,422       $ 215,367
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

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       Three months ended
                                                            March 31,
                                                     -----------------------
                                                       2000           1999
                                                     --------       --------
NET REVENUES:
    License fees                                     $ 14,942       $ 12,073
    Services                                           12,488          5,281
                                                     --------       --------
          Total net revenues                           27,430         17,354

COST OF REVENUES                                        1,127            972

                                                     --------       --------
GROSS MARGIN                                           26,303         16,382
                                                     --------       --------

OPERATING EXPENSES:
    Research and development                            6,582          4,223
    Sales and marketing                                19,506         10,854
    General and administrative                          5,960          2,304
    Insurance recovery                                 (2,516)            --
    Amortization of goodwill                            4,492          1,160
                                                     --------       --------
          Total operating expenses                     34,024         18,541
                                                     --------       --------

LOSS FROM OPERATIONS                                   (7,721)        (2,159)

INTEREST INCOME AND OTHER, NET                            453          1,172

                                                     --------       --------
LOSS BEFORE PROVISION FOR INCOME TAXES                 (7,268)          (987)
PROVISION FOR INCOME TAXES                                134             49
                                                     --------       --------
NET LOSS                                             $ (7,402)      $ (1,036)
                                                     ========       ========

NET LOSS PER SHARE:
    BASIC                                            $  (0.12)      $  (0.02)
    DILUTED                                          $  (0.12)      $  (0.02)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
    BASIC                                              64,138         66,784
    DILUTED                                            64,138         66,784


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (In thousands)
                                   (Unaudited)


                                                    Three months ended
                                                         March 31,
                                                   ---------------------
                                                    2000          1999
                                                   -------       -------
Net Loss                                           $(7,402)      $(1,036)
Other comprehensive loss:
     Unrealized loss on investments                   (212)           --
     Foreign currency translation adjustments         (308)          (15)
                                                   -------       -------
Other comprehensive loss                           $(7,922)      $(1,051)
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

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             -----------------------
                                                                               2000           1999
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (7,402)      $ (1,036)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                            6,142          3,013
       Provision for doubtful accounts and returns                                 41            118
       Changes in assets and liabilities, net of business combinations:
         Accounts receivable                                                    6,198          4,572
         Prepaid expenses and other assets                                      3,428             44
         Accounts payable                                                      (1,322)             1
         Accrued liabilities, payroll and payroll-related expenses            (11,969)        (4,574)
         Deferred revenue                                                          86            (88)
         Income taxes payable                                                  (3,424)          (125)
         Long-term liabilities                                                 (1,269)            --
                                                                             --------       --------
             Net cash provided by (used in) operating activities               (9,491)         1,712
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                        (17,638)       (22,733)
   Proceeds from sales and maturities of short-term investments                16,959         16,280
   Purchases of long-term investments                                              --        (11,657)
   Proceeds from maturity of long-term investments                                 --          4,998
   Purchases of property and equipment                                           (273)          (118)
                                                                             --------       --------
             Net cash used in investing activities                               (952)       (13,230)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net of issuance costs                      875             --
   Repurchase of common stock                                                      --         (4,398)
                                                                             --------       --------
             Net cash provided by (used in) financing activities                  875         (4,398)
                                                                             --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (106)             9
                                                                             --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (9,674)       (15,907)

CASH AND CASH EQUIVALENTS, beginning of period                                 63,079         43,104
                                                                             --------       --------

CASH AND CASH EQUIVALENTS,  end of period                                    $ 53,405       $ 27,197
                                                                             ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  INTERIM FINANCIAL DATA

The interim financial statements for the three month periods ended March 31, 2000 and 1999 for NetManage, Inc. (the "Company") have been prepared on the same basis as the year end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3.  NET LOSS PER SHARE

Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and dilutive potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three month periods ended March 31, 2000 and March 31, 1999, the number of shares used in the computation of diluted loss per share were the same as those used for the computation of basic loss per share. Potentially dilutive securities of 8,287,354 and 2,412,155 were not included in the computation of diluted net loss per common share because to do so would have been anti-dilutive for the three month periods ended March 31, 2000 and 1999, respectively.

4.  RESTRUCTURING OF OPERATIONS

In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations and $1.4 million of employee-related expenses for employee terminations. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of March 31, 2000, the Company had incurred costs totaling approximately $1.4 million related to the restructuring, which required $1.4 million in cash expenditures. The remaining reserve related to this restructuring was approximately $2.4 million which was included in accrued liabilities.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The following table lists the components of the 1999 NetManage restructuring charge for the quarter ended March 31, 2000 (in thousands):

                                           Employee      Excess
                                            Costs       Facilities     Other      Total
                                           ---------------------------------------------
        Balance at December 31, 1999       $ 1,297       $ 1,868       $475      $ 3,640
        Reserve utilized in three
          months ended March 31, 2000         (882)         (371)        --       (1,253)
                                           ---------------------------------------------
        Balance at March 31, 2000          $   415       $ 1,497       $475      $ 2,387
                                           =============================================

In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $13.7 million, which was expected to be funded from internal operations. As of March 31, 2000, the Company had incurred costs totaling approximately $18.1 million related to the restructuring, which required $14.1 million in cash expenditures. At March 31, 2000, the remaining FTP reserve related to this restructuring plan was approximately $1.3 million which was included in accrued liabilities.

The following table lists the components of the 1998 NetManage restructuring charge for the quarter ended March 31, 2000 (in thousands):

                                         Employee   Excess     Excess
                                          Costs     Assets   Facilities    Total
                                         ----------------------------------------
        Balance at December 31, 1999       $--       $--      $ 2,522     $ 2,522
        Reserve utilized in three
          months ended March 31, 2000       --        --       (1,195)     (1,195)
                                         ----------------------------------------
        Balance at March 31, 2000          $--       $--      $ 1,327     $ 1,327
                                         ========================================

5. COMMITMENTS AND CONTINGENCIES

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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-4385-CRB, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The Company believes there is no merit to these cases. The Company has reached an agreement in principle to settle these cases. The agreement is subject to court review and approval. The Company does not expect that the settlement will have a material effect on the Company's financial results.

On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-98-202-CRB, in the United States District Court for the Northern District of California against the same defendants. Both complaints allege that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. The Company believes there is no merit to these cases. The Company has reached an agreement in principle to settle these cases. The agreement is subject to court review and approval. The Company does not expect that the settlement will have a material effect on the Company's financial results.

On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. Plaintiff have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. An agreement in principle has been reached to settle the derivative case. The agreement is subject to court review and approval. The Company does not expect that the settlement will have a material effect on the Company's financial results. In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). After remand, the Company renewed its motion to dismiss. On March 22, 2000, a hearing on the Company's motion to dismiss was held by the district court. The Company believes that there is no merit to the case and intends to defend the case vigorously.

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

6.  SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company concluded that it operates in three operating segments: web integration and publishing, PC connectivity and real-time support. An operating segment is defined as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its chief executive officer. The web integration and publishing market segment develops, markets and supports software products that access host information systems and allow the information to be integrated and published using web technology. The PC connectivity segment develops, markets and supports software products that provide the technology to make the connection between personal computers and large corporate computers possible. The real-time support segment develops, markets and supports software products that reduce the time and resource requirements for end-user support. The Company has aggregated these three segments for reporting purposes as they have similar economic characteristics and are similar with respect to the nature of their products, the nature of their production processes, the type of customer that their products are sold to and the methods used to distribute their products.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include assumptions regarding expected revenues from products recently introduced or acquired as a result of recent acquisitions of other companies, expected changes in operating expenses and capital spending, the Company's expectation that indirect sales will increase as a percentage of domestic and total revenues, and the Company's expectation that research and development and sales and marketing expenses will increase as a result of the Company's acquisitions of Wall Data and Simware. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among other things, a realization in the future that the markets for the Company's products, including but not limited to Chameleon UNIX Link97, Chameleon HostLink97, OnNet Host, OnWeb Host, SupportNow, OpSession, NS/Portfolio and NS/Router, could grow more slowly than the Company or market analysts believe or that the Company will not be able to compete effectively in those markets. In addition, there is no assurance that the Company's products for real-time customer support over the Internet will receive customer acceptance, that the Company will not suffer increased competitive pressures, that buying decisions by the Company's customers will not be adversely influenced by the actions of the Company's competitors or other market factors, that the Company will be able to retain and hire sufficient qualified personnel following the recent acquisitions of Wall Data and Simware, that the Company will be able to realize new business opportunities that may exist as a result of the acquisition of Wall Data or Simware, that the Company will be able to continue to execute on its business plan in a manner that will allow it to improve its financial position or that economic difficulties in Asia, particularly Japan, will not adversely affect sales of the Company's products in that region. The timely completion of the restructuring of operations described below is dependent upon a number of factors, including risks associated with the integration of the operations of Wall Data and Simware, the Company's ability to complete the integration of the operations and technologies of Wall Data and Simware in a timely, efficient and cost-effective manner, the rate and amount at which the Company is able to terminate leases or sublease excess office space and the accuracy of management's estimates of lease termination or sublease and other restructuring charges.

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

In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the acquisitions. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations and $1.4 million of employee-related expenses for employee termination costs. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of March 31, 2000, the Company had made cash payments totaling approximately $1.4 million related to the restructuring.

On August 27, 1998, the Company acquired all of the outstanding common stock of FTP in exchange for NetManage stock for an aggregate purchase price of $78.3 million. The acquisition was accounted for using the purchase method of accounting. In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of current business conditions and in connection with the integration of the operations of FTP. The restructuring has been substantially completed with the exception of certain lease obligations.

With the acquisitions of Wall Data, Simware, FTP, and prior acquisitions, the Company has enhanced its market position and product offerings by becoming a supplier with a broader range of software solutions spanning major market segments. The Company's full line of products includes the recently acquired RUMBA product family with the acquisition of Wall Data, the Chameleon product family, the NS/Portfolio product family, the OnNet Host and OnWeb Host product families and the InterDrive family of NFS products. In addition, with the acquisition of Simware, the Company established itself in the web-based eBusiness and web integration server market with the Salvo Commerce Servers and Salvo application re-engineering and integration servers. The Company products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners.

As described in detail below under "Factors that may Affect Future Results and Financial Conditions," acquisitions involve a number of risks, including risks relating to the integration of the acquired company's operations, personnel and products. There can be no assurance that the current integration of Simware and Wall Data, or the integration of any future acquisition(s), will be accomplished successfully, and the failure to accomplish effectively any of these integrations could have a material adverse effect on NetManage's results of operations and financial condition.

NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The Company's net revenues increased for the three month period ended March 31, 2000, as compared to the same period of 1999 primarily due to the inclusion of Wall Data's and Simware's revenues for the quarter ended March 31, 2000. No revenues or expenses for Wall Data or Simware are included in the comparative period in 1999. Operating expenses have increased as a result of the inclusion of Wall Data's and Simware's operating expenses which began in the fourth quarter of 1999 and an increase in goodwill amortization associated with the purchases of Wall Data and Simware.

Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses are expected to increase on a quarterly basis although they may fluctuate as a percentage of net revenues as the Company develops and introduces new products, which may contribute more significantly to revenue. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999 (DOLLARS IN MILLIONS):

                                             Three months ended March 31,
                                           --------------------------------
                                            2000        1999       Change %
                                           ------      ------      --------
Net revenues:
     License fees                          $ 14.9      $ 12.1        23.8%
     Services                                12.5         5.3       136.5%
                                           ------      ------
        Total net revenues                 $ 27.4      $ 17.4        58.1%
                                           ------      ------

As a percentage of revenues:
     License fees                            54.4%       69.6%
     Services                                45.6%       30.4%
                                           ------      ------
        Total net revenues                  100.0%      100.0%
                                           ------      ------

Gross margin                               $ 26.3      $ 16.4        60.6%
     As a percentage of revenues:            95.9%       94.3%

Research and development                   $  6.6      $  4.2        55.9%
     As a percentage of revenues:            24.0%       24.3%

Sales and marketing                        $ 19.5      $ 10.9        79.7%
     As a percentage of revenues:            71.1%       62.5%

General and administrative                 $  6.0      $  2.3       158.7%
     As a percentage of revenues:            21.7%       13.3%

Interest income and other, net             $  0.5      $  1.2       -61.3%
     As a percentage of revenues:             1.7%        6.8%

Provision for income taxes                 $  0.1      $   --       173.5%
     Effective tax rate                        --          --

    NET REVENUES

Historically, a substantial portion of the Company's net revenues has been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

License revenues and service revenues increased for the three months ended March 31, 2000 as compared to the same period in 1999 which is attributable to the inclusion of Wall Data's and Simware's revenues in the first quarter of 2000. License revenue growth was affected by a number of integration issues surrounding the acquisitions including integration of the sales organizations and supporting infrastructure. Services revenue growth was due to the addition of Wall Data's and Simware's installed base of customers.

                                            NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company has operations worldwide with sales offices located in the United States, Europe, Canada, Latin America, Israel and Japan. Revenues outside of the United States as a percentage of total net revenues were approximately 33% and 27% for the three months ended March 31, 2000 and 1999, respectively. Revenues outside of the United States as a percentage of total net revenues increased due to the inclusion of results from the recent acquisitions of Wall Data and Simware, particularly in Europe.

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

No customer accounted for 10% or more of net revenues in the three months ended March 31, 2000 or 1999.

    GROSS MARGIN

Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with order processing, product packaging, documentation and software duplication.

Gross margins increased in absolute dollars and as a percentage of net revenues for the three month period ended March 31, 2000 as compared to the same period in 1999, primarily as a result of the increase in revenue.

Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues.

    RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. R&D expense increased in absolute dollars primarily as a result of the Wall Data and Simware acquisitions and resulting increase in headcount but remained relatively the same as a percentage of net revenues for the three month period ended March 31, 2000 as compared to the same period in 1999.

The Company expects that R&D spending in absolute dollars will increase during the remainder of 2000 due to increased staffing and, as a percentage of net revenues, will fluctuate depending on future revenue levels.

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

    SALES AND MARKETING

Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. S&M expense has increased on an absolute dollar basis and as a percentage of net revenue for the three month period ended March 31, 2000 compared to the same period in 1999 reflecting the increased marketing costs of advertising, trade shows, and promotions and the increase in sales, customer support and consulting personnel related to the Company's recent acquisitions of Wall Data and Simware.

The Company believes that S&M expenses will increase in absolute dollars as the Company expands its S&M activities . The Company expects that S&M expenses during 2000 as a percentage of total net revenues will fluctuate depending on future revenue levels.

    GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses have increased in absolute dollars and as a percentage of net revenue for the period ended March 31, 2000 as compared to the same period in 1999 primarily as a result of the acquisitions of Wall Data and Simware and resulting increase in headcount. The Company believes that G&A expenses will decrease slightly in absolute dollars throughout the remainder of 2000 as the Company completes certain payments associated with the transition.

    INSURANCE RECOVERY

During the three months ended March 31, 2000, the Company received a cash payment of $2.5 million from an insurance company as a reimbursement of amounts paid by the Company in 1999 in connection with settlement of certain litigation.

    INTEREST INCOME

Interest income decreased in absolute dollars which was due to the decrease in cash and cash equivalents and short and long term investment balances as a result of the cash tender offers for the acquisitions of Wall Data and Simware.

    PROVISION FOR INCOME TAXES

        The Company's effective tax rate for 2000 is 0% due to the Company's current consolidated loss position and as international income taxes are de minimus.

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

Foreign currency risk

The Company transacts business in various foreign currencies, primarily in Europe and Israel. The Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency exposures in certain European countries. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in interest income and other, net and, thus, are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income (loss) as a component of interest income and other, net. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend upon the currency exchange rates and other factors in effect as the contracts mature. At March 31, 2000, the Company had no outstanding foreign currency option contracts.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

------------------------------------------------------------------------------
                                        March 31,     December 31,
(In millions)                             2000           1999
------------------------------------------------------------------------------
Cash and cash equivalents                 $53.4          $63.1
Short-term investments                      0.1            0.1
                                          -----          -----
Total                                     $53.5          $63.2


Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, which aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit.

During the three months ended March 31, 2000, the Company's aggregate cash and cash equivalents and short-term investments decreased from $63.2 million to $53.5 million. This decrease was due primarily to the payment of acquisition costs of Wall Data and restructuring cash expenditures in the first quarter of 2000.

Net cash used by operating activities for the three months ended March 31, 2000 reflects the Company's cash used in certain Company operations.

The Company's principal investing activities to date have been the purchase of short-term and long-term investments and business acquisitions. The Company does not have any specific commitments with regard to future capital expenditures.

Net cash used in financing activities in 2000 reflects proceeds from the sale of common stock under the Company's employee stock purchase plan and stock option plans.

At March 31, 2000, the Company had working capital of $20.7 million. The Company believes that its current cash balances and future operating cash flows will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

YEAR 2000 COMPLIANCE

STATE OF READINESS To date, the Company has not experienced disruption in its business related to the Year 2000 Issue. However, we cannot provide any assurance that no Year 2000 issues will impact our systems, products or other aspects of our business in the future. To the Company's knowledge, its key suppliers have not experienced disruptions in their businesses related to the Year 2000 Issue. However, we cannot provide any assurance that no Year 2000 Issue will effect our suppliers in the future.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

such as Hummingbird Communications Ltd.. The Company also faces competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc.. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name or product recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. There can be no assurance that the Company will be able to provide new products that compare favorably with the new products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company has experienced price declines for its products since 1997. Any further material reduction in the price of the Company's products would require the Company to increase unit sales in order to maintain revenues at existing levels. There can be no assurance that the Company will be successful in doing so.

The Company's competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company's products. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 95, Windows 98, and Windows NT operating systems. The Company has products which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

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

GLOBAL MARKET RISKS

The Company derived approximately 33% of net revenues from international sales during the quarter ended March 31, 2000. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see "Government Regulation and Legal Uncertainties" below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency exchange rate fluctuations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations. In addition, the recent financial difficulties of some international economies could result in reduced revenue from sales to customer locations in such areas.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by Item 3. is incorporated by reference from the section entitled "Disclosures about Market Risk" found above, under Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                                 NETMANAGE, INC.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On January 9, 1997, a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-4385-CRB, in the United States District Court for the Northern District of California, against the same defendants. Both complaints allege that, between July 25, 1995 and January 11, 1996, the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The Company believes there is no merit to these cases. The Company has reached an agreement in principle to settle these cases. The agreement is subject to court review and approval. The Company does not expect that the settlement will have a material effect on the Company's financial results.

On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. NetManage, Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-98-202-CRB, in the United States District Court for the Northern District of California against the same defendants. Both complaints allege that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. The Company believes there is no merit to these cases. The Company has reached an agreement in principle to settle these cases. The agreement is subject to court review and approval. The Company does not expect that the settlement will have a material effect on the Company's financial results.

On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. Plaintiff have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. An agreement in principle has been reached to settle the derivative case. The agreement is subject to court review and approval. The Company does not expect that the settlement will have a material effect on the Company's financial results.

                                 NETMANAGE, INC.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). After remand, the Company renewed its motion to dismiss. On March 22, 2000, a hearing on the Company's motion to dismiss was held by the district court. The Company believes that there is no merit to the case and intends to defend the case vigorously.

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

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         27.1 Financial Data Schedule

b. The Company filed no reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                       NETMANAGE, INC.
                                       (REGISTRANT)


DATE:  MAY 15, 2000                    BY: /s/ MICHAEL PECKHAM
       ---------------------               -------------------------------------
                                           MICHAEL PECKHAM
                                           CHIEF FINANCIAL OFFICER AND SENIOR
                                           VICE PRESIDENT (PRINCIPAL FINANCIAL
                                           AND ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS


     27.1     Financial Data Schedule