Form 10-Q
period 2000-06-30
NETMANAGE INC
filed 2000-08-11
CIK 909793

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of registrant's common stock outstanding as of July 31, 2000:
65,825,442


================================================================================

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS



PART I.          FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2000 and
           December 31, 1999                                                           3

           Condensed Consolidated Statements of Operations for the three
           and six months ended June 30, 2000 and June 30, 1999                        4

           Condensed Consolidated Statements of Other Comprehensive Loss
           for the three and six months ended June 30, 2000 and June 30, 1999          5

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2000 and June 30, 1999                                6

           Notes to Condensed Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                  11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 25


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                          25

Item 2.    Changes in Securities                                                      26

Item 3.    Defaults upon Senior Securities                                            26

Item 4.    Submission of Matters to a Vote of Security Holders                        26

Item 5.    Other Information                                                          27

Item 6.    Exhibits and Reports on Form 8-K                                           27

           Signatures                                                                 28

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                       JUNE 30,            DECEMBER 31,
                                                                        2000                  1999
                                                                      ---------            ------------
                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $  41,184             $  63,079
     Short-term investments                                                 122                   148
     Accounts receivable, net                                            22,278                30,544
     Prepaid expenses and other current assets                           16,874                20,497
                                                                      ---------             ---------
             Total current assets                                        80,458               114,268
                                                                      ---------             ---------

PROPERTY AND EQUIPMENT, at cost
     Computer software and equipment                                      9,072                10,315
     Furniture and fixtures                                               6,268                 6,310
     Leasehold improvements                                               3,302                 3,433
                                                                      ---------             ---------
                                                                         18,642                20,058
     Less - Accumulated depreciation                                     (9,902)               (8,473)
                                                                      ---------             ---------
             Net property and equipment                                   8,740                11,585
                                                                      ---------             ---------
GOODWILL AND OTHER INTANGIBLES, net                                      80,174                86,040
OTHER ASSETS                                                              3,757                 3,474
                                                                      ---------             ---------
                                                                      $ 173,129             $ 215,367
                                                                      =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $   5,679             $   7,104
     Accrued liabilities                                                 22,876                39,760
     Accrued payroll and payroll-related expenses                         6,072                 4,669
     Deferred revenue                                                    23,676                27,710
     Income taxes payable                                                 7,223                12,265
                                                                      ---------             ---------
             Total current liabilities                                   65,526                91,508
                                                                      ---------             ---------
LONG-TERM LIABILITIES                                                     2,400                 3,666
                                                                      ---------             ---------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value --
     Authorized -- 125,000,000 shares
     Issued -- 72,148,478 and 70,162,149 shares,
      respectively
     Outstanding -- 65,794,178 and 63,807,849 shares,                       720                   701
      respectively
Treasury stock, at cost -- 6,354,300 and 6,354,300 shares,
     respectively                                                       (15,559)              (15,559)
 Additional paid-in capital                                             175,511               169,606
 Accumulated deficit                                                    (52,534)              (31,464)
 Accumulated other comprehensive loss                                    (2,935)               (3,091)
                                                                      ---------             ---------
             Total stockholders' equity                                 105,203               120,193
                                                                      ---------             ---------
                                                                      $ 173,129             $ 215,367
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

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)



                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                            ------------------------        ------------------------
                                                              2000            1999            2000            1999
                                                            --------        --------        --------        --------
NET REVENUES
     License fees                                           $ 12,427        $ 13,797        $ 27,369        $ 25,870
           Services                                           12,204           4,556          24,692           9,837
                                                            --------        --------        --------        --------
               Total net revenues                             24,631          18,353          52,061          35,707

COST OF REVENUES                                               1,186             956           2,313           1,928
                                                            --------        --------        --------        --------

GROSS MARGIN                                                  23,445          17,397          49,748          33,779
                                                            --------        --------        --------        --------

OPERATING EXPENSES
     Research and development                                  7,227           4,811          13,809           9,034
     Sales and marketing                                      18,906          10,526          38,412          21,380
     General and administrative                                5,480           3,618          11,440           5,922
     Insurance recovery                                           --              --          (2,516)             --
     Write-off of in-process research and development          1,700              --           1,700              --
     Amortization of goodwill                                  4,542           1,160           9,034           2,320
                                                            --------        --------        --------        --------
               Total operating expenses                       37,855          20,115          71,879          38,656

LOSS FROM OPERATIONS                                         (14,410)         (2,718)        (22,131)         (4,877)

INTEREST INCOME AND OTHER, NET                                   920           1,508           1,373           2,680
                                                            --------        --------        --------        --------
LOSS BEFORE PROVISION FOR INCOME TAXES                       (13,490)         (1,210)        (20,758)         (2,197)
PROVISION FOR INCOME TAXES                                       178              24             312              73
                                                            ========        ========        ========        ========
NET LOSS                                                    $(13,668)       $ (1,234)       $(21,070)       $ (2,270)
                                                            ========        ========        ========        ========

NET LOSS PER SHARE
     BASIC                                                  $  (0.21)       $  (0.02)       $  (0.33)       $  (0.04)
     DILUTED                                                $  (0.21)       $  (0.02)       $  (0.33)       $  (0.04)

WEIGHTED AVERAGE COMMON SHARES
AND EQUIVALENTS
     BASIC                                                    64,547          64,785          64,343          65,785
     DILUTED                                                  64,547          64,785          64,343          65,785


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                        ------------------------        ------------------------
                                                          2000            1999            2000            1999
                                                        --------        --------        --------        --------
NET LOSS                                                $(13,668)       $ (1,234)       $(21,070)       $ (2,270)
OTHER COMPREHENSIVE LOSS
         Unrealized loss (gain) on investments               168              --             (44)             --
         Foreign currency translation adjustments            505              69             202              77
                                                        --------        --------        --------        --------
OTHER COMPREHENSIVE LOSS                                $(12,995)       $ (1,165)       $(20,912)       $ (2,193)
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

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           ------------------------
                                                                                             2000            1999
                                                                                           --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                              $(21,070)       $ (2,270)
     Adjustments to reconcile net loss to net cash provided by operating activities:
             Depreciation and amortization                                                   12,183           5,815
             Provision for doubtful accounts and returns                                        210             118
              Write-off of in-process research and development                                1,700              --
             Changes in assets and liabilities, net of business combinations:
                  Accounts receivable                                                         8,056           6,159
                  Prepaid expenses and other assets                                           4,852             331
                  Accounts payable                                                           (1,425)           (168)
                  Accrued liabilities, payroll and payroll-related expenses                 (15,474)         (5,762)
                  Deferred revenue                                                           (4,034)           (801)
                  Income taxes payable                                                       (5,042)           (368)
                  Long-term liabilities                                                      (1,266)             --
                                                                                           --------        --------
                          Net cash provided by (used in) operating activities               (21,310)          3,054
                                                                                           --------        --------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of short-term investments                                                    (23,854)        (35,444)
     Proceeds from sales and maturities of short-term investments                            23,654          37,216
     Purchases of long-term investments                                                          --         (12,405)
     Proceeds from maturity of long-term investments                                             --           6,748
     Purchases of property and equipment                                                       (425)           (207)
     Purchase of technology and other intangible assets                                          --            (150)
     Purchase of equity investment at cost                                                   (1,500)             --
                                                                                           --------        --------
                          Net cash used in investing activities                              (2,125)         (4,242)
                                                                                           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock, net of issuance costs                                1,599             442
     Repurchase of common stock                                                                  --          (9,498)
                                                                                           --------        --------
                          Net cash provided by (used in) financing activities                 1,599          (9,056)
                                                                                           --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (59)            274
                                                                                           --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (21,895)         (9,970)

CASH AND CASH EQUIVALENTS, beginning of period                                               63,079          43,104
                                                                                           --------        --------

CASH AND CASH EQUIVALENTS,  end of period                                                  $ 41,184        $ 33,134
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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. INTERIM FINANCIAL DATA

The interim financial statements for the three and six month periods ended June 30, 2000 and 1999 for NetManage, Inc. (the "Company") have been prepared on the same basis as the year end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2. CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3. NET LOSS PER SHARE

Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and potentially dilutive common shares. Potentially dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three and six month periods ended June 30, 2000 and June 30, 1999, the number of shares used in the computation of diluted loss per share were the same as those used for the computation of basic loss per share. Potentially dilutive securities of 8,466,834 and 1,775,875 were not included in the computation of diluted net loss per common share because to do so would have been anti-dilutive for the three and six month periods ended June 30, 2000 and 1999, respectively.

4. ACQUISITIONS

On June 5, 2000, the Company completed its acquisition of Aqueduct Software, Inc. ("Aqueduct"), an early stage web-based application intelligence company. The Company issued 1,121,495 shares of NetManage Common Stock and issued Warrants to purchase an additional 727,237 shares for all the outstanding stock of Aqueduct including the retirement of $2.2 million of notes payable and accrued interest. The Company also hired the three employees of Aqueduct. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Aqueduct from the date of acquisition forward have been recorded in the Company's consolidated financial statements. The total purchase price for the acquisition was $4.6 million.

In connection with the acquisition of Aqueduct, the Company allocated $1.7 million of the purchase price to in-process research and development projects. These costs were expensed as of the acquisition date. The remaining intangibles of $2.9 million, consisting of goodwill, is being amortized over its estimated useful live of five years.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. RESTRUCTURING OF OPERATIONS

In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations and $1.4 million of employee-related expenses for employee terminations. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of June 30, 2000, the Company had incurred costs totaling approximately $1.8 million related to the restructuring, which required $1.8 million in cash expenditures. The remaining reserve related to this restructuring was approximately $2.0 million which was included in accrued liabilities.

The following table lists the components of the 1999 NetManage restructuring charge for the two quarters ended June 30, 2000 (in thousands):


                                              Employee        Excess
                                                Costs        Facilities       Other         Total
                                              --------       ----------      -------       -------
            Balance at December 31, 1999       $ 1,297        $ 1,868        $   475       $ 3,640
            Reserve utilized in six
              months ended June 30, 2000        (1,297)          (352)            --        (1,649)
                                               -------        -------        -------       -------
            Balance at June 30, 2000           $    --        $ 1,516        $   475       $ 1,991
                                               =======        =======        =======       =======

In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $13.7 million, which was expected to be funded from internal operations. As of June 30, 2000, the Company had incurred costs totaling approximately $18.8 million related to the restructuring, which required $14.8 million in cash expenditures. At June 30, 2000, the remaining FTP reserve related to this restructuring plan was approximately $0.7 million which was included in accrued liabilities.

The following table lists the components of the 1998 NetManage restructuring charge for the two quarters ended June 30, 2000 (in thousands):


                                                  Employee         Excess             Excess
                                                   Costs           Assets            Facilities            Total
                                                  --------         -------           ----------           -------
            Balance at December 31, 1999          $    --          $    --            $ 2,522             $ 2,522
            Reserve utilized in six
              months ended June 30, 2000               --               --             (1,846)             (1,846)
                                                  -------          -------            -------             -------
            Balance at June 30, 2000              $    --          $    --            $   676             $   676
                                                  =======          =======            =======             =======

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES


Legal Proceedings

On May 21, 1999, Verity filed a complaint against the company alleging claims for breach of contract, contractual and tortious breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conspiracy, and indemnification. The complaint arises out of the sale by FTP of certain technology to Verity. Verity claims that FTP's representations and warranties regarding its ownership of the technology sold were inaccurate, especially insofar as a third party claimed ownership of the technology. Verity seeks compensatory and punitive damages in an unspecified amount, and attorneys fees. The action is pending in the Superior Court for the County of Santa Clara. The Company has answered the complaint, denying the allegations and raising several affirmative defenses, among them that it has secured a release from the third party of any claims it might have otherwise had against Verity regarding ownership of the technology. As part of the restructuring announced on August 3, 2000, the Company decided to enter into an agreement in principle with Verity to settle this matter. Management estimates the cost of the settlement will be approximately $0.8 million, which will be expensed during the third quarter of 2000.

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

On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. An agreement in principle has been reached to settle the derivative case. The agreement is subject to court review and approval. The Company does not expect that the settlement will have a material effect on the Company's financial results.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

7. SEGMENT REPORTING

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

8. Subsequent Event:

On August 3, 2000, the Company announced a restructuring of its operations designed to re-focus the Company on core business functions and reduce operating expenses. In connection with the restructuring there will be an approximate 17% reduction of the workforce and the Company will reassess the carrying value of certain assets including office space and related overhead expenses, computer equipment and goodwill. The total amount of the restructuring charge has not been determined at this time but will be included in the financial results for the third quarter, ending September 30, 2000.

                                 NETMANAGE, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include assumptions regarding expected revenues from products recently introduced or acquired as a result of recent acquisitions of other companies, expected changes in operating expenses and capital spending, the Company's expectation that indirect sales will increase as a percentage of domestic and total revenues, and the Company's expectation that research and development and sales and marketing expenses will increase as a result of the Company's acquisitions of Wall Data and Simware. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among other things, a realization in the future that the markets for the Company's products, including but not limited to Chameleon UNIX Link97, Chameleon HostLink97, OnNet, OnWeb, SupportNow, OpSession, NS/Portfolio and NS/Router, could grow more slowly than the Company or market analysts believe or that the Company will not be able to compete effectively in those markets. In addition, there is no assurance that the Company's products for real-time customer support over the Internet will receive customer acceptance, that the Company will not suffer increased competitive pressures, that buying decisions by the Company's customers will not be adversely influenced by the actions of the Company's competitors or other market factors, that the Company will be able to retain and hire sufficient qualified personnel following the recent acquisitions of Wall Data and Simware, that the Company will be able to realize new business opportunities that may exist as a result of the acquisition of Wall Data or Simware, that the Company will be able to continue to execute on its business plan in a manner that will allow it to improve its financial position or that economic difficulties in Asia, particularly Japan, will not adversely affect sales of the Company's products in that region. The timely completion of the restructuring of operations described below is dependent upon a number of factors, including risks associated with the integration of the operations of Wall Data and Simware, the Company's ability to complete the integration of the operations and technologies of Wall Data and Simware in a timely, efficient and cost-effective manner, the rate and amount at which the Company is able to terminate leases or sublease excess office space and the accuracy of management's estimates of lease termination or sublease and other restructuring charges.

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

On June 5, 2000, the Company completed its acquisition of Aqueduct Software, Inc. ("Aqueduct"), an early stage web-based application intelligence company. The Company issued 1,121,495 shares of NetManage Common Stock and issued Warrants to purchase an additional 727,237 shares for all the outstanding stock of Aqueduct including the retirement of $2.2 million of notes payable and accrued interest. The Company also hired the three employees of Aqueduct. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Aqueduct from the date of acquisition forward have been recorded in the Company's consolidated financial statements. As of June 30, 2000 the Company had approximately $0.3 million of acquisition-related costs for Aqueduct, which are included in accrued liabilities in the Company's consolidated balance sheet.

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

In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the acquisitions. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations and $1.4 million of employee-related expenses for employee termination costs. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million. As of June 30, 2000, the Company had made cash payments totaling approximately $1.8 million related to the restructuring.

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

With the acquisitions of Wall Data, Simware, FTP, and prior acquisitions, the Company has enhanced its market position and product offerings by becoming a supplier with a broader range of software solutions spanning major market segments. The Company's full line of products includes the recently acquired RUMBA product family with the acquisition of Wall Data, the Chameleon product family, the NS/Portfolio product family, the OnNet and OnWeb product families and the InterDrive family of NFS products. In addition, with the acquisition of Simware, the Company established itself in the web-based eBusiness and web integration server market with the Salvo Commerce Servers and Salvo application re-engineering and integration servers. The Company products are sold and serviced worldwide by the Company's direct sales force, international subsidiaries and authorized channel partners.

On August 3, 2000, the Company announced that it would restructure its operations in an effort to focus its resources in line with its core business initiatives and bring costs in line with revenues. There can be no assurance that the Company will achieve benefits intended with this restructuring.

                                 NETMANAGE, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


As described in detail below under "Factors that may Affect Future Results and Financial Conditions," acquisitions involve a number of risks, including risks relating to the integration of the acquired company's operations, personnel and products. There can be no assurance that the current integration of Aqueduct, Simware, Wall Data, or the integration of any future acquisition(s), will be accomplished successfully, and the failure to accomplish effectively any of these integrations could have a material adverse effect on NetManage's results of operations and financial condition.

RESULTS OF OPERATIONS

The Company's net revenues increased for the three and six month periods ended June 30, 2000, as compared to the same period of 1999 primarily due to the inclusion of Wall Data's and Simware's revenues for the three and six month periods ended June 30, 2000. No revenues or expenses for Wall Data or Simware are included in the comparative period in 1999. Operating expenses have increased as a result of the inclusion of Wall Data's and Simware's operating expenses which began in the fourth quarter of 1999, an increase in goodwill amortization associated with the purchases of Wall Data and Simware and the write-off of in-process research and development from the acquisition of Aqueduct.

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

                                 NETMANAGE, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999 (DOLLARS IN MILLIONS):


                                                Three months ended June 30,           Six months ended June 30,
                                            ---------------------------------      ---------------------------------
                                             2000        1999        Change %      2000          1999       Change %
                                            -------      -------      -------      -------      -------      -------
Net revenues:
  License fees                              $  12.4      $  13.8        (10.1)%    $  27.4      $  25.9          5.8%
  Services                                     12.2          4.6        165.2%        24.7          9.8        152.0%
                                            -------      -------                   -------      -------
              Total net revenues            $  24.6      $  18.4         33.7%     $  52.1      $  35.7         45.9%
                                            -------      -------                   -------      -------

As a percentage of net revenues:
  License fees                                 50.4%        75.0%                     52.6%        72.5%
  Services                                     49.6%        25.0%                     47.4%        27.5%
                                            -------      -------                   -------      -------
              Total net revenues              100.0%       100.0%                    100.0%       100.0%
                                            -------      -------                   -------      -------

Gross margin                                $  23.4      $  17.4         34.5%     $  49.8      $  33.8         47.3%
  As a percentage of net revenues:             95.1%        94.6%                     95.6%        94.7%

Research and development                    $   7.3      $   4.8         52.1%     $  13.8      $   9.0         53.3%
  As a percentage of net revenues:             29.7%        26.1%                     26.5%        25.2%

Sales and marketing                         $  18.9      $  10.5         80.0%     $  38.4      $  21.4         79.4%
  As a percentage of net revenues:             76.8%        57.1%                     73.7%        59.9%

General and administrative                  $   5.5      $   3.6         52.8%     $  11.4      $   5.9         93.2%
  As a percentage of net revenues:             22.4%        19.6%                     21.9%        16.5%

Interest income and other, net              $   0.9      $   1.5        (40.0)%    $   1.4      $   2.7        (48.1)%
  As a percentage of net revenues:              3.7%         8.2%                      2.7%         7.6%

Provision for income taxes                  $   0.2      $    --                   $   0.3      $   0.1        200.0%
  Effective tax rate                             NA                                     --           --

        NET REVENUES

Historically, a substantial portion of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

License revenues decreased for the three months ended June 30, 2000 as compared to the same period in 1999 and increased for the six months ended June 30, 2000 as compared to the same period in 1999. License revenue growth was affected by a number of integration issues surrounding the acquisitions including integration of the sales organizations and supporting infrastructure. Service revenues increased for the three months and six months ended June 30, 2000 as compared to the same periods in 1999 which is attributable to the inclusion of Wall Data's and Simware's revenues in the first half of 2000.

                                 NETMANAGE, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Company has operations worldwide with sales offices located in the United States, Europe, Canada, Latin America, Israel and Japan. Revenues outside of the United States as a percentage of total net revenues were approximately 31% and 33% for the three months ended June 30, 2000 and 1999, respectively, and approximately 33% and 31% for the six months ended June 30, 2000 and 1999, respectively. Revenues outside of the United States as a percentage of total net revenues increased, particularly in Europe, due to the inclusion of results from the recent acquisitions of Wall Data and Simware.

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

The Company provides ongoing maintenance and support to its customers, generally under annual service agreements. Maintenance and support is comprised of software updates for existing products and telephone support. Service revenues are recognized on a pro-rata basis over the terms of such agreements. The Company also provides training and consulting services to its customers. Revenue from such services is recognized as the related services are performed and has not been material to date. The Company expects that revenues generated from such training and consulting services should increase in the future.

No customer accounted for 10% or more of net revenues in the three or six months ended June 30, 2000 or 1999.

GROSS MARGIN

Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with order processing, product packaging, documentation and software duplication.

Gross margins increased in absolute dollars and as a percentage of net revenues for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999, primarily as a result of the increase in revenue.

Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. R&D expense increased in absolute dollars primarily as a result of the Wall Data and Simware acquisitions and resulting increase in headcount but remained relatively the same as a percentage of net revenues for the six month period ended June 30, 2000 as compared to the same period in 1999.

The Company expects that R&D spending in absolute dollars will decrease during the remainder of 2000 due to the restructuring announced on August 3, 2000, and, as a percentage of net revenues, will fluctuate depending on future revenue levels.

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

SALES AND MARKETING

Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. S&M expense has increased on an absolute dollar basis and as a percentage of net revenue for the three and six month periods ended June 30, 2000 compared to the same periods in 1999 reflecting the increased marketing costs of advertising, trade shows, and promotions and the increase in sales, customer support and consulting personnel related to the Company's acquisitions of Wall Data and Simware.

The Company believes that S&M expenses will increase in absolute dollars as the Company expands its S&M activities. The Company expects that S&M expenses during 2000 as a percentage of total net revenues will fluctuate depending on future revenue levels.

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses have increased in absolute dollars and as a percentage of net revenue for the periods ended June 30, 2000 as compared to the same periods in 1999 primarily as a result of the acquisitions of Wall Data and Simware and the resulting increase in headcount. The Company believes that G&A expenses will decrease slightly in absolute dollars throughout the remainder of 2000 as the Company completes certain payments associated with the integration of the acquired companies.

INSURANCE RECOVERY

In February 2000, the Company received a cash payment of $2.5 million from an insurance company as a reimbursement of amounts paid by the Company in 1999 in connection with settlement of certain litigation.

WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT

As a result of the acquisition of Aqueduct, the Company recorded a write-off of in-process research and development of $1.7 million.

INTEREST INCOME AND OTHER, NET

Interest income decreased in absolute dollars which was due to the decrease in cash and cash equivalents and short and long term investment balances as a result of the cash tender offers for the acquisitions of Wall Data and Simware. In the quarter ended June 30, 2000, the Company received a $0.5 million trademark-related cash settlement which has been recorded in interest and other, net.

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

Foreign currency risk

The Company transacts business in various foreign currencies, primarily in Europe and Israel. The Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency exposures in certain European countries. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in interest income and other, net and, thus, are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income (loss) as a component of interest income and other, net. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend upon the currency exchange rates and other factors in effect as the contracts mature. At June 30, 2000, the Company had no outstanding foreign currency option contracts.

                                 NETMANAGE, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



LIQUIDITY AND CAPITAL RESOURCES

                                                        June 30,        December 31,
(In millions)                                            2000              1999
                                                        --------        ------------
Cash and cash equivalents                                $41.2             $63.1
Short-term investments                                     0.1               0.1
                                                         -----             -----
Total                                                    $41.3             $63.2
                                                         =====             =====

Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, which aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit.

During the six months ended June 30, 2000, the Company's aggregate cash and cash equivalents and short-term investments decreased from $63.2 million to $41.3 million. The decrease was due primarily to cash consumed in operations.

Net cash used by operating activities for the six months ended June 30, 2000, reflects the Company's cash used for the payment of acquisition costs of Wall Data and Simware, restructuring cash expenditures and cash used in certain Company operations.

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

At June 30, 2000, the Company had working capital of $15.0 million. The Company believes that its current cash balances and future operating cash flows will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

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

RESTRUCTURING; INTEGRATION OF OPERATIONS OF BOTH SIMWARE AND WALL DATA

In early December 1999, following its acquisition of Simware and Wall Data the Company initiated a plan to restructure its worldwide operations in connection with the need to integrate the operations of Simware and Wall Data. The restructuring plan involves both a reduction in the Company's worldwide workforce and the consolidation of certain of the Company's sales and research and development facilities. The majority of the restructuring actions associated with the acquisition of Wall Data and Simware have been completed. On August 3, 2000, the Company announced a restructuring of its operations in an effort to focus its resources and bring costs in line with revenues. The August 2000 restructuring involves primarily reductions in the North American workforce and the closure or reduction in size of certain facilities. No assurance can be given that the restructuring will prove to be successful, that future-operating results will improve, or that the completion of the restructuring will not disrupt the Company's operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Boston, Massachusetts, Cupertino and Irvine, California, Ottawa, Canada and Haifa, Israel) and personnel with diverse business backgrounds and corporate cultures. The Company believes that such factors as the attention and dedication of management and other resources required to effect the integration and the disruption in the business of both Wall Data and Simware resulting from the announcement and consummation of the acquisition may have contributed to an interruption and loss of momentum in the business activities of both Wall Data and Simware, and that the Company's ability to maintain or increase revenues from the sale of products from Wall Data and Simware will depend in part on its ability to effectively respond to these factors

RISKS OF ACQUISITIONS

The Company's merger and acquisition transactions, including the recent acquisitions of Aqueduct, Wall Data and Simware, have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the Company's product offerings, attract key personnel and strengthen the Company's presence in the international and OEM marketplaces. Product and technology acquisitions entail numerous risks, including the diversion of management's attention away from day-to-day operations, difficulties in the assimilation of acquired operations and personnel (such as sales, engineering and customer support), the integration of acquired products with existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies and the difficulty of presenting a unified corporate image.

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

CHANGES IN PERSONNEL

The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley in California, the suburban Boston area, the suburban Seattle area, Ottawa, Canada and Haifa, Israel. Since the latter half of 1996, the Company (and, prior to their acquisitions, both FTP and Wall Data) experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of the Company's restructuring and acquisitions and the Company's results of operations. Managing employee attrition, integrating acquired operations and products and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources and increases the difficulty of hiring, training and assimilating new employees. Any failure of the Company to retain and attract qualified employees or to train or manage its management and employee base could have a material adverse effect on its business, financial condition and results of operations.

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

GLOBAL MARKET RISKS

The Company derived approximately 33% of net revenues from international sales during the first two quarters ended June 30, 2000. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see "Government

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

LITIGATION

The Company and certain of its subsidiaries are currently parties to class action lawsuits filed by holders or former holders of each company's common stock. See Note 6 of the accompanying Notes to the Consolidated Financial Statements. There can be no assurance that the Company or its subsidiaries will be able to prevail in the lawsuits or that adverse outcomes in one or more of these proceedings will not have a material adverse effect on the Company's business, results of operations or financial condition.

                                 NETMANAGE, INC.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by Item 3. is incorporated by reference from the section entitled "Disclosures about Market Risk" found above, under Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 21, 1999, Verity filed a complaint against the company alleging claims for breach of contract, contractual and tortuous breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conspiracy, and indemnification. The complaint arises out of the sale by FTP of certain technology to Verity. Verity claims that FTP's representations and warranties regarding its ownership of the technology sold were inaccurate, especially insofar as a third party claimed ownership of the technology. Verity seeks compensatory and punitive damages in an unspecified amount, and attorneys fees. The action is pending in the Superior Court for the County of Santa Clara. The Company has answered the complaint, denying the allegations and raising several affirmative defenses, among them that it has secured a release from the third party of any claims it might have otherwise had against Verity regarding ownership of the technology. As part of the restructuring announced on August 3, 2000, the Company decided to enter into an agreement in principle with Verity to settle this matter. Management estimates the cost of the settlement will be approximately $0.8 million, which will be expensed during the third quarter of 2000.

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

On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. An agreement in principle has been reached to settle the derivative case.

                                NETMANAGE, INC.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Stockholders was held at the offices of the Company at 10725 N. DeAnza Boulevard, Cupertino, California on May 31, 2000 at 9:00 a.m. local time, for the following purposes:

1. To elect two directors to hold office until the Annual Meeting of Stockholders in the year 2003.

2. To ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ended December 31, 2000. Stockholders of record at the close of business on April 1, 2000 were entitled to vote at the meeting.

                                 NETMANAGE, INC.


PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

3. To approve an amendment to the Company's 1992 Stock Option Plan to increase the number of shares reserved for issuance under the plan by 2,200,000 shares.

4. To approve an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan by 1,000,000 shares.

a. On the vote for the election of directors, the following individuals received the number of votes indicated:

                                           For                  Against
                                        ----------             ---------
        Zvi Alon                        54,825,837             4,077,983
        Abraham Ostrovsky               54,846,095             4,057,725

b. On the motion with respect to the selection of Arthur Andersen LLP as the independent auditors of the Company:

                      For                  Against               Abstain
                  ----------               -------               -------
                  58,487,709               307,039               109,072

c. On the motion of the approval of the amendment to the Company's 1992 Stock Option Plan:

                      For                  Against               Abstain
                  ----------               -------               -------
                  50,122,799             8,605,749               175,272

d. On the motion of the approval of the amendment to the Company's 1993 Employee Stock Purchase Plan:

                      For                  Against               Abstain
                  ----------               -------               -------
                  57,153,842             1,566,506               183,472

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

        27.1    Financial Data Schedule

b. The Company filed no reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                          NETMANAGE, INC.
                                          (REGISTRANT)


DATE:   AUGUST 11, 2000                   BY:  /s/ MICHAEL PECKHAM
      ---------------------------              -------------------------------
                                               MICHAEL PECKHAM
                                               CHIEF FINANCIAL OFFICER
                                               AND SENIOR VICE PRESIDENT
                                               (PRINCIPAL FINANCIAL AND
                                               ACCOUNTING OFFICER)

                                 Exhibit Index



Exhibit Number      Description
--------------      -----------
27.1                Financial Data Schedule