Form 10-Q
period 2000-09-30
NETMANAGE INC
filed 2000-11-14
CIK 909793

================================================================================

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

                For the quarterly period ended September 30, 2000


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

Number of shares of registrant's common stock outstanding as of October 31, 2000: 65,890,650


================================================================================

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                             PAGE
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2000 and
          December 31, 1999                                                   3

          Condensed Consolidated Statements of Operations for the three
          and nine months ended September 30, 2000 and September 30, 1999     4

          Condensed Consolidated Statements of Other Comprehensive Loss
          for the three and nine months ended September 30, 2000 and
          September 30, 1999                                                  5

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2000 and September 30, 1999              6

          Notes to Condensed Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         25


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  26

Item 2.   Changes in Securities                                              27

Item 3.   Defaults upon Senior Securities                                    27

Item 4.   Submission of Matters to a Vote of Security Holders                27

Item 5.   Other Information                                                  27

Item 6.   Exhibits and Reports on Form 8-K                                   27

          Signatures                                                         28

                                 NETMANAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                              2000              1999
                                                                -------------      ------------
                                                                 (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                      $  33,075         $  63,079
   Short-term investments                                               118               148
   Accounts receivable, net                                          26,277            30,544
   Prepaid expenses and other current assets                         15,060            20,497
                                                                  ---------         ---------
       Total current assets                                          74,530           114,268
                                                                  ---------         ---------

PROPERTY AND EQUIPMENT, at cost:
   Computer software and equipment                                    9,197            10,315
   Furniture and fixtures                                             6,268             6,310
   Leasehold improvements                                             3,302             3,433
                                                                  ---------         ---------
                                                                     18,767            20,058
   Less - Accumulated depreciation                                  (11,502)           (8,473)
                                                                  ---------         ---------
       Net property and equipment                                     7,265            11,585
                                                                  ---------         ---------

GOODWILL AND OTHER INTANGIBLES, net                                  35,030            86,040
OTHER ASSETS                                                          3,451             3,474
                                                                  ---------         ---------
                                                                  $ 120,276         $ 215,367
                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable                                               $   6,349         $   7,104
   Accrued liabilities                                               23,520            39,760
   Accrued payroll and payroll-related expenses                       5,614             4,669
   Deferred revenue                                                  24,126            27,710
   Income taxes payable                                               7,478            12,265
                                                                  ---------         ---------
       Total current liabilities                                     67,087            91,508
                                                                  ---------         ---------

LONG-TERM LIABILITIES                                                 2,269             3,666
                                                                  ---------         ---------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value --
     Authorized -- 125,000,000 shares
     Issued -- 72,207,399 and 70,162,149 shares,
      respectively
     Outstanding -- 65,853,099 and 63,807,849 shares,
      respectively                                                      724               701
Treasury stock, at cost -- 6,354,300 and 6,354,300 shares,
     respectively                                                   (15,559)          (15,559)
 Additional paid-in capital                                         175,626           169,606
 Accumulated deficit                                               (104,600)          (31,464)
 Accumulated other comprehensive loss                                (5,271)           (3,091)
                                                                  ---------         ---------
       Total stockholders' equity                                    50,920           120,193
                                                                  ---------         ---------
                                                                  $ 120,276         $ 215,367
                                                                  =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                              2000            1999            2000            1999
                                                            ---------       ---------       ---------       ---------
Net revenues:
      License fees                                          $  13,992       $  12,700       $  41,361       $  38,570
      Services                                                 11,727           4,946          36,419          14,783
                                                            ---------       ---------       ---------       ---------
           Total net revenues                                  25,719          17,646          77,780          53,353

Cost of revenues                                                1,027             849           3,340           2,777
                                                            ---------       ---------       ---------       ---------

Gross margin                                                   24,692          16,797          74,440          50,576
                                                            ---------       ---------       ---------       ---------

Operating expenses:
      Research and development                                  5,902           3,809          19,711          12,843
      Sales and marketing                                      17,737           8,995          56,149          30,375
      General and administrative                                3,875           2,311          15,315           7,920
      Legal settlements                                             -           1,750               -           2,063
      Insurance recovery                                       (1,300)              -          (3,816)              -
      Write-off of in-process research and development              -               -           1,700               -
      Restructuring charge                                      5,600               -           5,600               -
      Goodwill impairment                                      42,164               -          42,164               -
      Amortization of goodwill                                  2,980             944          12,014           3,264
                                                            ---------       ---------       ---------       ---------
Total operating expenses                                       76,958          17,809         148,837          56,465

Loss from operations                                          (52,266)         (1,012)        (74,397)         (5,889)
Interest income and other, net                                    340           1,839           1,713           4,519
                                                            ---------       ---------       ---------       ---------
Income/(loss) before provision for income taxes               (51,926)            827         (72,684)         (1,370)
Provision for income taxes                                        140               8             452              81
                                                            ---------       ---------       ---------       ---------
Net income (loss)                                           $ (52,066)      $     819       $ (73,136)      $  (1,451)
                                                            =========       =========       =========       =========

Net income (loss) per share
      Basic                                                 $   (0.80)      $    0.01       $   (1.13)      $   (0.02)
      Diluted                                               $   (0.80)      $    0.01       $   (1.13)      $   (0.02)
Weighted average common shares
  and equivalents
      Basic                                                    64,717          63,743          64,468          65,072
      Diluted                                                  66,073          65,190          67,361          65,072


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 NETMANAGE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                     2000           1999           2000           1999
                                                   --------       --------       --------       --------
Net Income (Loss)                                  $(52,066)      $    819       $(73,136)      $ (1,451)
Other comprehensive loss:
     Unrealized gain on investments                      35              -             79              -
     Foreign currency translation adjustments        (2,373)        (1,458)        (2,171)        (1,381)
                                                   --------       --------       --------       --------
Other comprehensive loss                           $(54,404)      $   (639)      $(75,228)      $ (2,832)
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

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             -------------------------
                                                                                2000            1999
                                                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (73,136)      $  (1,451)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                            16,878           7,564
       Provision for doubtful accounts and returns                                 820             118
       Write-off of in-process research and development                          1,700              --
       Goodwill impairment                                                      42,164
       Changes in assets and liabilities, net of business combinations:
         Accounts receivable                                                     3,447           8,017
         Prepaid expenses and other assets                                       6,971           1,609
         Accounts payable                                                         (755)           (715)
         Accrued liabilities, payroll and payroll-related expenses             (17,558)         (6,424)
         Deferred revenue                                                       (3,584)         (4,412)
         Income taxes payable                                                   (4,787)           (442)
         Long-term liabilities                                                  (1,397)             --
                                                                             ---------       ---------
             Net cash provided by (used in) operating activities               (29,237)          3,864
                                                                             ---------       ---------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                        (114,404)        (64,174)
   Proceeds from sales and maturities of short-term investments                114,204          86,004
   Purchases of long-term investments                                               --         (23,973)
   Proceeds from maturity of long-term investments                                  --          11,288
   Purchase of technology and other intangible assets                                             (150)
   Purchases of property and equipment                                            (550)           (531)
   Purchase of equity investment at cost                                        (1,500)             --
                                                                             ---------       ---------
             Net cash provided by (used in) investing activities                (2,250)          8,464

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net of issuance costs                     1,718             442
   Repurchase of common stock                                                       --         (11,313)
                                                                             ---------       ---------
             Net cash provided by (used in) financing activities                 1,718         (10,871)
                                                                             ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (235)           (200)
                                                                             ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (30,004)          1,257

CASH AND CASH EQUIVALENTS, beginning of period                                  63,079          43,104
                                                                             ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                                     $  33,075       $  44,361
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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. INTERIM FINANCIAL DATA

The interim financial statements for the three and nine month periods ended September 30, 2000 and 1999 for NetManage, Inc. (the "Company") have been prepared on the same basis as the year end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2. CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3. GOODWILL IMPAIRMENT

The Company assesses long-lived assets for impairment under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under those rules, the Company reviews long-lived assets and certain identifiable intangibles to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates any possible impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.

In connection with the restructuring announced on August 3, 2000 (see Note 5), Management performed an evaluation of the recoverability of all assets of FTP and Wall Data. Management concluded from the results of this evaluation that a significant impairment of goodwill and other intangibles has occurred. As a consequence the Company wrote off $42.2 million of goodwill and other intangibles through a charge to operations in August 2000. This has been reflected in the Consolidated Statement of Operations as a "Goodwill Impairment".

4. NET INCOME (LOSS) PER SHARE (in thousands, except per share amounts)

Basic and diluted net income/(loss) per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Basic net income/(loss) per share under SFAS 128 were computed using the weighted average number of shares outstanding of 64,717 and 64,468 for the three and nine months ended September 30, 2000, respectively, and 63,743 and 65,072 for the three and nine months ended September 30, 1999, respectively. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming dilutive stock options and warrants using the treasury stock method. Diluted earnings per share were computed using the weighted average number of shares outstanding of 65,190 for the three months ended September 30, 1999. For the nine months ended September 30, 1999 and the three and nine months ended September 30, 2000, the treasury stock method resulted in no dilutive securities and, accordingly, basic and dilutive earnings per share were the same.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. RESTRUCTURING OF OPERATIONS

On August 3, 2000, the Company announced a restructuring of its operations designed to re-focus the Company on core business functions and reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses and the write down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of estimated expenses for facilities-related charges and $1.6 million of employee-related expenses for employee terminations. As of September 30, 2000, the Company had incurred costs totaling approximately $2.8 million related to the restructuring, which required $2.8 million in cash expenditures. The remaining reserve related to this restructuring was approximately $2.8 million which is included in accrued liabilities.

The following table lists the components of the August 2000 NetManage restructuring charge for the quarter ended September 30, 2000 (in thousands):


                                  Employee       Excess       Verity
                                    Costs      Facilities    Settlement       Other         Total
                                  --------     ----------    ----------      -------       -------
Initial reserve established        $ 1,600       $ 3,000       $   800       $   200       $ 5,600
Reserve utilized in
  third quarter                     (1,184)         (847)         (800)           (9)       (2,840)
                                   -------       -------       -------       -------       -------
Balance at September 30, 2000      $   416       $ 2,153       $    --       $   191       $ 2,760
                                   =======       =======       =======       =======       =======


In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations and $1.4 million of employee-related expenses for employee terminations. For the nine months ended September 30, 2000, the Company had incurred costs totaling approximately $2.2 million related to the restructuring, which required $2.2 million in cash expenditures. The remaining reserve related to this restructuring was approximately $1.4 million which is included in accrued liabilities.

The following table lists the components of the 1999 NetManage restructuring charge for the three quarters ended September 30, 2000 (in thousands):

                                      Employee        Excess
                                       Costs        Facilities      Other         Total
                                      --------      ----------     -------       -------
Balance at December 31, 1999           $ 1,297       $ 1,868       $   475       $ 3,640
Reserve utilized in nine
  months ended September 30, 2000       (1,297)         (803)         (142)       (2,242)
                                       -------       -------       -------       -------
Balance at September 30, 2000          $    --       $ 1,065       $   333       $ 1,398
                                       =======       =======       =======       =======

In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expense in 1998.

For the nine months ended September 30, 2000, the Company had incurred costs totaling approximately $2.2 million related to the restructuring, which required $2.2 million in cash expenditures. As of September 30, 2000, the remaining FTP reserve related to this restructuring plan was approximately $0.3 million which is included in accrued liabilities.

The following table lists the components of the 1998 NetManage restructuring charge for the three quarters ended September 30, 2000 (in thousands):

                                       Employee     Excess        Excess
                                        Costs       Assets      Facilities      Total
                                      ---------    --------    ------------    -------
Balance at December 31, 1999           $    --      $    --      $ 2,522       $ 2,522
Reserve utilized in nine
  months ended September 30, 2000           --           --       (2,232)       (2,232)
                                       -------      -------      -------       -------
Balance at September 30, 2000          $    --      $    --      $   290       $   290
                                       =======      =======      =======       =======

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 21, 1999, Verity filed a complaint against the company alleging claims for breach of contract, contractual and tortious breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conspiracy, and indemnification. The complaint arises out of the sale by FTP of certain technology to Verity. Verity claims that FTP's representations and warranties regarding its ownership of the technology sold were inaccurate, especially insofar as a third party claimed ownership of the technology. Verity sought compensatory and punitive damages in an unspecified amount, and attorneys fees. The action was pending in the Superior Court for the County of Santa Clara. The Company answered the complaint, denying the allegations and raising several affirmative defenses, among them that it had secured a release from the third party of any claims it might have otherwise had against Verity regarding ownership of the technology. The Company reached a settlement with Verity on this matter. The settlement involved a payment of $800,000 by the Company to Verity with no admission of guilt. The Company provided for this settlement as part of the restructuring in the quarter. The settlement was paid in cash during the quarter.

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

In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). After remand, the Company renewed its motion to dismiss. On March 22, 2000, the district court again dismissed the complaint without leave to amend. Plaintiffs have again appealed to the Ninth Circuit Court of Appeals. The Company believes that there is no merit to the case and intends to defend the case vigorously.

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

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include assumptions regarding expected revenues from products recently introduced or acquired as a result of recent acquisitions of other companies, expected changes in operating expenses and capital spending, the Company's expectation that indirect sales will increase over time as a percentage of domestic and total revenues, and the Company's expectation that research and development and sales and marketing expenses will increase as a result of the Company's acquisitions of Wall Data and Simware. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among other things, a realization in the future that the markets for the Company's products, including but not limited to Rumba, Chameleon UNIX Link97, Chameleon HostLink97, OnNet Host, OnWeb Host, SupportNow, OpSession, NS/Portfolio and NS/Router, could grow more slowly than the Company or market analysts believe or that the Company will not be able to compete effectively in those markets. In addition, there is no assurance that the Company's products for real-time customer support over the Internet will receive customer acceptance, that the Company will not suffer increased competitive pressures, that buying decisions by the Company's customers will not be adversely influenced by the actions of the Company's competitors or other market factors, that the Company will be able to retain and hire sufficient qualified personnel following the recent acquisitions of Wall Data and Simware, that the Company will be able to realize new business opportunities that may exist as a result of the acquisition of Wall Data or Simware or that the Company will be able to continue to execute on its business plan in a manner that will allow it to improve its financial position. The timely completion of the restructuring of operations described below is dependent upon a number of factors, including risks associated with the integration of the operations of Wall Data and Simware, the Company's ability to complete the integration of the operations and technologies of Wall Data and Simware in a timely, efficient and cost-effective manner, the rate and amount at which the Company is able to terminate leases or sublease excess office space and the accuracy of management's estimates of lease termination or sublease and other restructuring charges.

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

On August 3, 2000, the Company announced a restructuring of its operations designed to re-focus the Company on core business functions and reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses and the write down of certain assets. The total amount of the restructuring charge was $5.6 million.

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


results of Aqueduct from the date of acquisition forward have been recorded in the Company's consolidated financial statements. As of September 30, 2000 the Company had approximately $0.3 million of acquisition-related costs for Aqueduct, which are included in accrued liabilities in the Company's consolidated balance sheet.

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

In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the acquisitions. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations and $1.4 million of employee-related expenses for employee termination costs. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of September 30, 2000, the Company had made cash payments totaling approximately $2.2 million related to the restructuring.

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


RESULTS OF OPERATIONS

The Company's net revenues increased for the three and nine month periods ended September 30, 2000, as compared to the same period of 1999 primarily due to the inclusion of Wall Data's and Simware's revenues for the three and nine month periods ended September 30, 2000. No revenues or expenses for Wall Data or Simware are included in the comparative period in 1999. Operating expenses have increased as a result of the inclusion of Wall Data's and Simware's operating expenses which began in the fourth quarter of 1999 and an increase in goodwill amortization associated with the purchases of Wall Data, Simware and Aqueduct.

Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses are generally expected to increase on a quarterly basis although they may fluctuate as a percentage of net revenues as the Company develops and introduces new products, which may contribute more significantly to revenues. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999 (DOLLARS IN MILLIONS):

                                       Three months ended September 30,        Nine months ended September 30,
                                       ---------------------------------      ---------------------------------
                                        2000         1999       Change %       2000         1999       Change %
                                       ------       ------      --------      ------       ------      --------
Net revenues:
     License fees                      $ 14.0       $ 12.7         10.2%      $ 41.4       $ 38.6          7.3%
     Services                            11.7          4.9        138.8%        36.4         14.8        145.9%
                                       ------       ------                    ------       ------
        Total net revenues             $ 25.7       $ 17.6         46.0%      $ 77.8       $ 53.4         45.7%
                                       ------       ------                    ------       ------


As a percentage of revenues:
     License fees                        54.5%        72.2%                     53.2%        72.3%
     Services                            45.5%        27.8%                     46.8%        27.7%
                                       ------       ------                    ------       ------
        Total net revenues              100.0%       100.0%                    100.0%       100.0%
                                       ------       ------                    ------       ------

Gross margin                           $ 24.7       $ 16.8         47.0%      $ 74.4       $ 50.6         47.0%
     As a percentage of revenues:        96.1%        95.5%                     95.6%        94.8%

Research and development               $  5.9       $  3.8         55.3%      $ 19.7       $ 12.8         53.9%
     As a percentage of revenues:        23.0%        21.6%                     25.3%        24.0%

Sales and marketing                    $ 17.7       $  9.0         96.7%      $ 56.1       $ 30.4         84.5%
     As a percentage of revenues:        68.9%        51.1%                     72.1%        56.9%

General and administrative             $  3.9       $  2.3         69.6%      $ 15.3       $  7.9         93.7%
     As a percentage of revenues:        15.2%        13.1%                     19.7%        14.8%

Interest income and other, net         $  0.3       $  1.8       -83.3%       $  1.7       $  4.5       -62.2%
     As a percentage of revenues:         1.2%        10.2%                      2.2%         8.4%

Provision for income taxes             $  0.1       $   --                    $  0.5       $  0.1        400.0%
     Effective tax rate                   0.4%                                   0.6%         0.2%

NET REVENUES

Historically, a substantial portion of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

License and service revenues increased for the three months and for the nine months ended September 30, 2000 as compared to the comparable periods in 1999. The increase in revenues is attributable to the inclusion of Wall Data's and Simware's revenues in fiscal year 2000. License revenue growth was affected by a number of integration issues surrounding the acquisitions including integration of the sales organizations and supporting infrastructure. Services revenue growth increased due the addition of Wall Data's and Simware's installed base of customers.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has operations worldwide with sales offices located in the United States, Europe, Canada, Latin America, Israel and Japan. Revenues outside of the United States as a percentage of total net revenues were approximately 23% and 23% for the three months ended September 30, 2000 and 1999, respectively, and approximately 29% and 25% for the nine months ended September 30, 2000 and 1999, respectively. Revenues outside of the United States as a percentage of total net revenues increased due to the inclusion of results from the recent acquisitions of Wall Data and Simware, particularly in Europe.

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

No customer accounted for 10% or more of net revenues in the three or nine months ended September 30, 2000 or 1999.

GROSS MARGIN

Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with order processing, product packaging, documentation and software duplication.

Gross margins increased in absolute dollars and as a percentage of net revenues for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999, primarily as a result of the increase in revenue.

Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. R&D expense increased in absolute dollars primarily as a result of the Wall Data and Simware acquisitions and resulting increase in headcount but remained relatively the same as a percentage of net revenues for the three and nine month periods ended September 30, 2000 as compared to the comparable periods in 1999.

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


SALES AND MARKETING

Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. S&M expense has increased on an absolute dollar basis and as a percentage of net revenue for the three and nine month periods ended September 30, 2000 compared to the comparable periods in 1999 reflecting the increased marketing costs of advertising, trade shows, and promotions and the increase in sales, customer support and consulting personnel related to the Company's recent acquisitions of Wall Data and Simware.

The Company believes that S&M expenses will increase in absolute dollars as the Company expands its S&M activities. The Company expects that S&M expenses during 2000 as a percentage of total net revenues will fluctuate depending on future revenue levels.

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses have increased in absolute dollars and as a percentage of net revenue for the periods ended September 30, 2000 as compared to the comparable periods in 1999 primarily as a result of the acquisitions of Wall Data and Simware and the resulting increase in headcount. The Company believes that G&A expenses will decrease slightly in absolute dollars throughout the remainder of 2000 as the Company completes certain payments associated with the transition.

INSURANCE RECOVERY

During the three months ended March 31, 2000, the Company received a cash payment of $2.5 million and in the three months ended September 30, 2000, received a cash payment of 1.3 million from it's insurance companies as a reimbursement of amounts paid by the Company in 1999 in connection with settlement of certain litigation.

WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT

As a result of the acquisition of Aqueduct, the Company recorded a write-off of in-process research and development of $1.7 million.

GOODWILL IMPAIRMENT

In connection with the restructuring announced on August 3, 2000 (see Note 5), Management performed an evaluation of the recoverability of all assets of FTP and Wall Data. Management concluded from the results of this evaluation that a significant impairment of goodwill and other intangibles has occurred. As a consequence the Company wrote off $42.2 million of goodwill and other intangibles through a charge to operations in August 2000. Considerable management judgment is necessary to estimate the fair value of assets used in the determination of the impairment.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTEREST INCOME AND OTHER, NET

Interest income decreased in absolute dollars which was due to the decrease in cash and cash equivalents and short and long term investment balances as a result of the cash tender offers for the acquisitions of Wall Data and Simware and for cash used in operations. In the quarter ended June 30, 2000, the Company received a $500,000 trademark-related cash settlement which has been recorded in interest and other, net.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for 2000 is less than 1% due to the Company's current consolidated loss position and as international income taxes are de minimus.


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

Foreign currency risk

The Company transacts business in various foreign currencies, primarily in Europe and Israel. The Company has established a foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency exposures in certain European countries. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in interest income and other, net and, thus, are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income (loss) as a component of interest income and other, net. The Company's ultimate realized gain or loss with respect to currency fluctuations will depend upon the currency exchange rates and other factors in effect as the contracts mature. At September 30, 2000, the Company had no outstanding foreign currency option contracts.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

------------------------------------------------------------------------------
                                              September 30,      December 31,
(In millions)                                    2000               1999
------------------------------------------------------------------------------
Cash and cash equivalents                        $33.1             $63.1
Short-term investments                             0.1               0.1
                                                 -----             -----
Total                                            $33.2             $63.2


Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, which aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit.

During the nine months ended September 30, 2000, the Company's aggregate cash and cash equivalents and short-term investments decreased from $63.2 million to $33.2 million. This decrease was due primarily to the payment of acquisition costs for Wall Data, restructuring cash expenditures and cash used in certain Company operations.

Net cash used by operating activities for the nine months ended September 30, 2000, reflects the Company's cash used for the payment of acquisition costs of Wall Data and restructuring cash expenditures and cash used in certain Company operations.

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

At September 30, 2000, the Company had working capital of $7.4 million. The Company believes that its current cash balances and future operating cash flows will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced, and expects to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others, demand for the Company's products, introduction or enhancements of products by the Company or its competitors, technological changes in computer networking, competitive pricing pressures, market acceptance of new products, customer order deferrals in anticipation of new products and product enhancements, the size and timing of individual product orders, mix of international and domestic revenues, mix of distribution channels through which the Company's products are sold, impact of, or failure to enter into, strategic alliances to promote the Company's products, quality control of products, changes in the Company's operating expenses, personnel changes, foreign currency exchange rates and general economic conditions. In addition, the Company's acquisition of complementary businesses, products or technologies may cause fluctuations in operating results due to in-process research and development charges, the amortization of acquired intangible assets and integration costs such as those recorded in connection with the acquisitions of FTP, Wall Data, Simware and Aqueduct.

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

RESTRUCTURING; INTEGRATION OF OPERATIONS OF BOTH SIMWARE AND WALL DATA

In early December 1999, following its acquisitions of Simware and Wall Data, the Company initiated a plan to restructure its worldwide operations in connection with the need to integrate the operations of Simware and Wall Data. The restructuring plan involves both a reduction in the Company's worldwide workforce and the consolidation of certain of the Company's sales and research and development facilities. The majority of the restructuring actions associated with the acquisition of Wall Data and Simware have been completed. On August 3, 2000, the Company announced a restructuring of its operations in an effort to focus its resources and bring costs in line with revenues. The August 2000 restructuring primarily involved reductions in the North American workforce and the closure of certain facilities. No assurance can be given that the restructuring will prove to be successful, that future operating results will improve, or that the completion of the restructuring will not disrupt the Company's operations. Further, there can be no assurance that additional reorganization of the Company's operations will not be required in the future.

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

The Company's competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company's products. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows operating systems. The Company has products which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

GLOBAL MARKET RISKS

The Company derived approximately 29% of net revenues from international sales during the three months ended September 30, 2000. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see "Government Regulation and Legal Uncertainties" below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency exchange rate

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 21, 1999, Verity filed a complaint against the company alleging claims for breach of contract, contractual and tortious breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conspiracy, and indemnification. The complaint arises out of the sale by FTP of certain technology to Verity. Verity claims that FTP's representations and warranties regarding its ownership of the technology sold were inaccurate, especially insofar as a third party claimed ownership of the technology. Verity sought compensatory and punitive damages in an unspecified amount, and attorneys fees. The action was pending in the Superior Court for the County of Santa Clara. The Company answered the complaint, denying the allegations and raising several affirmative defenses, among them that it had secured a release from the third party of any claims it might have otherwise had against Verity regarding ownership of the technology. The Company reached a settlement with Verity on this matter. The settlement involved a payment of $800,000 by the Company to Verity with no admission of guilt. The Company provided for this settlement as part of the restructuring in the quarter. The settlement was paid in cash during the quarter.

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

In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

        27.1 Financial Data Schedule

b. The Company filed no reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                     NETMANAGE, INC.
                                     (REGISTRANT)


DATE:    NOVEMBER 14, 2000           BY: /S/ MICHAEL PECKHAM
         ---------------------           ---------------------------------------
                                         MICHAEL PECKHAM
                                         CHIEF FINANCIAL OFFICER
                                         AND SENIOR VICE PRESIDENT (PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
 27.1               Financial Data Schedule