Form 10-K
period 2000-12-31
NETMANAGE INC
filed 2001-04-02
CIK 909793

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COMMISSION FILE NO. 0-22158

                                NETMANAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        77-0252226
        (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

         10725 NORTH DE ANZA BOULEVARD,                               95014
             CUPERTINO, CALIFORNIA                                  (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 973-7171

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.01
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq Stock Market, was $59,920,389 AS OF FEBRUARY 28, 2001.(1)

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 28, 2001 WAS 65,223,230.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     SECTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S ANNUAL MEETING OF STOCKHOLDERS, TO BE HELD MAY 30, 2001, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT TO THE EXTENT STATED HEREIN.

---------------
(1) Excludes 17,286,919 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at December 31, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS.

OVERVIEW

     NetManage, Inc. (the "Company") develops and markets software and service solutions that allow its customers to access and leverage the considerable investment they have in their host-based business applications, processes and data.

     The Company's business is primarily focused on providing a full spectrum of specific personal computer and network or application server-based software and tools. These products allow the Company's customers to access and use their mission-critical line-of-business host applications and resources; to publish information from existing host systems in a web presentation particularly to new users on the Internet; to create new web-based applications that leverage the corporation's existing business processes; and, to ensure the continued operation of these solutions through the incorporation and deployment of innovative real-time Internet-based support solutions.

     The Company's business is targeted at taking advantage of the trend of major corporations worldwide to adopt Business-to-Business ("B2B") or Business-to-Consumer ("B2C") initiatives. In this market, the Company enables its customers to bridge between their existing access systems and technologies (Business-to-Employee or "B2E") and those required to compete in the B2B and B2C marketplaces. The corporate resources internal to the organization, those behind existing B2E solutions, are the basis of any eBusiness transformation for an existing company. Alongside these solutions, the Company is focused on providing products that allow existing corporate business processes to be extended to business partners in the supply and demand chains, and products that allow new business processes to be created in support of corporate eBusiness B2B and B2C initiatives. The Company is also focused on taking advantage of major current industry trends: the expansion of the Internet and its adoption as the eCommerce and eBusiness infrastructure; the continued mobilization of personal computer users and the adoption of mobile information access and display devices; and, the availability of broader access to corporate data and information for people internal and external to an organization.

     The Company develops and markets these software solutions to allow its customers to access and leverage applications, business processes and data on IBM corporate mainframe computers and IBM midrange computers such as AS/400 and on UNIX(R) based servers. The Company also develops and markets software that allows real time application sharing on corporate networks and across the Internet for the purposes of application support, help and training. The Company provides professional support, maintenance, and technical consultancy services to its customers in association with the products it develops and markets. The Company provides professional applications and management consultancy to its customers in association with the server-based products it delivers that allow customers to develop and deploy new web-based applications.

     The Company's principal products are compatible with Microsoft Corporation's ("Microsoft") Windows 2000, Windows NT, Windows 98, Windows 95 and Windows 3.x platforms, International Business Machines Corporation ("IBM") operating systems, Novell, Inc. ("Novell") operating systems and various implementations of the industry standard UNIX operating system such as IBM's AIX, Hewlett Packard's HP/UX, Sun Microsystems' Solaris and the open source Linux system.

     The Company was incorporated in 1990 as a California corporation and changed its incorporation to Delaware in 1993 in conjunction with its initial public offering.

     The Company has a range of access, publishing and integration products. It also has a range of support connectivity products that provide real-time visual support in conjunction with help desk systems aimed at reducing the time and cost of end user support. The Company's host access products provide the applications and solutions that allow end user devices, including personal computers, to communicate with large centralized corporate computer systems. Host access products include the Company's current brands: the RUMBA(R), ViewNow(TM) families, and the Chameleon(R) family. Strong publishing and integration brands include the OnWeb(R) family and the Salvo(TM) family. The Company's real-time visual support connectivity products add value to its access, publishing and integration solution offerings and also target new market segments. Current products include SupportNow(TM) Enterprise and the SupportNow SDK(TM) software tools that help reduce the length and cost of support phone calls from end-users and help with end user education and training.

     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, statements regarding the Company's expectation that sales will grow, and it will continue to target and expand its marketing and sales efforts in major European and Asian markets. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including those discussed under the heading "Factors That May Affect Future Results and Financial Condition."

INDUSTRY BACKGROUND

     Four important industry trends have had strong influence on the Company's business strategy during the past two years: (i) the rapid adoption of eBusiness and electronic trading approaches by major corporations worldwide; (ii) the continuing development of the Internet, intranets and extranets for delivery of mission-critical business applications in large companies; (iii) an increased desire on the part of corporations to make information stored in mainframes and midrange computers ("legacy" systems) broadly accessible internally and externally to their employees and business partners; and, (iv) the continued mobilization of users of personal computers and the proliferation of wireless and handheld devices requiring corporate host access on a global basis.

     The Company uses the term "internetworking" to describe the technology of global connectivity. Internetworking had its origins in the Internet, a worldwide "network of networks" which allows communication between different organizations and locations, each with its own individual network of computers. With the rapid development of the Internet, the breadth of the connectivity industry has quickly expanded beyond proprietary-based solutions to Web-based technologies and other open protocol solutions. The application of this same internetworking technology within a company on its own computer networks is known as an "intranet" to distinguish it from the larger public Internet. When companies use internetworking technology for connecting to outside customers and suppliers, it is known as an "extranet". An extranet is a network upon which all users are known and authenticated as opposed to the Internet where the identities of users are anonymous. Importantly, internetworking is comprised of many different applications which must communicate with one another, each according to its function, and which must follow certain standards or conventions to ensure interoperability.

     The number and variety of applications and services that utilize the internetworking infrastructure is growing rapidly -- pushed along by the Internet and corporate eBusiness initiatives. The Company is focused on several levels of product that utilize the internetworking infrastructure. These include traditional host access products for corporate desktops and servers, which provide users with the ability to communicate with corporate host systems; products that allow organizations to transform "legacy" applications into systems that can service external users, partners and customers -- particularly through the Web; and, development platforms that allow organizations to re-engineer their existing "Legacy" applications and draw one or many existing applications and information sources together to create new applications for new internal and external users.

     The personal computer has continued to be an important tool for facilitating communications, information sharing, and group productivity in large companies. As professional workers have become more mobile, there is an accelerated effort to connect personal computers easily and reliably to corporate networks to improve communications and organizational productivity. As a result, the personal computer has become an important tool to connect workers to shared repositories of information and to other people, regardless of location, network or type of computer. Internetworking also facilitates activities such as mobile computing by allowing users to use and to access more effectively all of a company's computer systems from a remote location within the confines of an organization's security and access control policies. As the Internet economy grows, the number of different communication and internetworking options required by major corporations to support their businesses, is increasing. The number and type of mobile computing and communication devices is also increasing, now includes wireless handheld devices, Personal Digital Assistants (PDAs), and Internet and Web-enabled cellular phones.

     Within organizations, personal computers must connect not only to other personal computers via Local Area Networks (LANs), but also to workstations, servers, minicomputers and mainframes, many of which may run different operating system software, and to different physical networks. In addition, more companies are seeking ways to link their computer systems directly with those of vendors, customers and other business partners to enhance the flow of information and reduce expenses. This major move, utilizing the Internet as the internetworking solution, is termed eBusiness or eCommerce. eBusiness covers the full migration of business processes to the web and the sharing of those business processes with partners. eCommerce covers the elements that allow electronic selling, trading and transactions on the Web. These two terms are now augmented by specific terms that incorporate the advent of the wireless Internet. eMobile or mCommerce describes the use of a wide range of handheld, mobile and wireless devices as a part of an overall eBusiness or eCommerce solution.

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

     The Company believes that the open and interoperable characteristics of internetworking technology, the use of intranets and the software that enables them, will continue to grow within organizations. The software required to implement an internetworking solution includes applications for the desktop, the software that transports information over the wires, the servers at the other end, and management support and development tools to create and administer a network of this type. Additionally, an easy-to-use, intuitive interface can extend the use of these software components to a non-technical audience and facilitates adoption by such an audience.

     The Company's vision is to provide access, publishing and integration products, and application level solutions, that greatly improve and extend the reach of existing corporate host-centric systems -- regardless of what the end-user devices are and regardless of where the end-user devices are located. As the Company continues to deliver on its vision, it will enable its customers to implement B2E, B2B, and B2C business solutions, enable them to compete in the Internet ecomony, and allow both internal and external users to access corporate applications, data and information efficiently, and utilize business processes in a manageable, secure and supportable way.

PRODUCTS AND TECHNOLOGY

     The Company's comprehensive suite of products provides organizations with cost-effective solutions for connecting people, their computers and their businesses. The Company's products extend the functionality of these organizations' technology investments by providing essential services that are not included in desktop and network operating systems. The result is streamlined communication, reductions in the total cost of ownership, and increased productivity throughout an organization.

     The Company has been a long-time proponent of industry standards, and it pursues partnerships and alliances with key industry players. In addition to promoting technological progress, these alliances help strengthen the Company's market insight and lead to improved customer solutions with greater value. Over time some of the Company's strategic partners include Microsoft, Intel, IBM, Novell, Dell Computer and AT&T. All NetManage products are developed around the following:

          Ease of Use -- The Company's goal is to create host access applications for non-technical users and to provide straightforward tools allowing swift new application development. The Company's products are designed to be set up on any personal computer or network server in a few minutes. For many corporate users, the cost of training, installation, and support can exceed software acquisition costs. Ease of use can reduce these costs. Moreover, ease of use increases product utilization, thereby enhancing product value to the customer.

          Manageability -- NetManage offers an integrated suite of products and improved network manageability for system administrators. NetManage is focused on providing managed products and built-in common management server support. The common characteristics of the product suite are to increase user satisfaction and product utilization. A well-integrated product lowers the cost of ownership and increases product value to the customer.

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

          Supportability -- NetManage recognizes that its customers need to reduce continually the cost-of-ownership associated with access, publishing and integration software. Unlike competitors, who have focused solely on improved manageability to reduce costs, NetManage has also invested in the development of unique support tools. Products are designed with well-integrated support tools that reduce the time required to resolve software problems and reduce downtime, significantly enhancing the value of NetManage's product offerings to customers.

          Adherence to Standards -- The foundation of the Internet is predicated upon the notion that any client can talk to any server, and that all Application Programming Interfaces (APIs) and protocols are published as free open standards. In the corporate computing environment, it is impossible to guarantee a common set of software on every client and every server. NetManage's commitment to open standards ensures that the plug-and-play interoperability that has made the Internet successful extends to corporate intranets as well.

     The Company's best-known products include the ViewNow(TM), SupportNow(TM), OnWeb(R) and RUMBA(R), product families. During 2000 the Company acquired Aqueduct Inc., a developer of application management and monitoring technology, and will be incorporating Aqueduct's powerful application tools to significantly enhance the Company's forthcoming management server products under the ManageNow(TM) brand. The Company's currently available products include:

ViewNow(TM) Windows Edition      ViewNow(TM)Windows Edition provides Microsoft
                                 Windows users with a complete set of
                                 high-performance connectivity software focused on access to UNIX(R)hosts providing powerful management facilities for centralized configuration, deployment and control, as well as built-in real-time support capabilities.

ViewNow(TM) InterDrive(R) NFS    Client and server applications which provide
                                 network users with access to printers,
                                 directories and file systems on network
                                 servers, a server product allowing users to share applications, information and devices as if connected directly to a desktop, and a gateway product linking standard windows desktops to UNIX(R)file sharing systems.

SupportNow(TM) SDK               Comprehensive software developer tool that
                                 enables programmers to add real-time
                                 application and workgroup sharing capability, using standard Internet technology, to any Microsoft Windows 95/98/NT application

SupportNow(TM) Enterprise        Interactive, real-time, visual support solution
                                 that brings the users' desktop to the support representative and reduces the length of time spent on a support incident. It provides independent software vendors ("ISVs") a way to offer faster and more effective technical support to their customers via interactive sessions.

SupportNow(TM) Server            Comprehensive real-time support server offering
                                 SupportNow(TM)Call Queue Management,
                                 conferencing, backend help desk
                                 integration, firewall and proxy services.

OnWeb(R) Comprehensive, robust and highly scalable server-based solution allowing customers to leverage their existing host applications, host based information and host based business processes into new applications or presentation methods. OnWeb provides application publishing to the web, the ability to selectively combine information from more than one back-end system resource for web presentation, and the ability to add new business process or business logic to augment that provided by a company's existing systems. OnWeb has a complete range of back-end connectors allowing access to host applications and services, a powerful optimized development environment called OnWeb Designer, and a range of information publishers allowing presentations such as HTML, WML, XML, COM and Java Beans.

OnWeb(R) TI                      A member of the OnWeb family specially
                                 developed as part of an agreement with
                                 Microsoft to provide additional host access services to Microsoft's Host Integration Server
                                 2000 (HIS2000). OnWeb's back-end connectors and design environment allow a wide range of existing systems to be presented as COM/MTS transactions to Microsoft's HIS2000 based development environment expanding substantially the capability and applicability of Microsoft's solutions.

RUMBA(R) Office                  Complete connectivity software focused on
                                 connecting PCs to IBM mainframe and AS/400 systems. RUMBA(R)Office provides state-of-the-art terminal and printer emulation; file sharing and file transfer solutions.

RUMBA(R) Web-to-Host             A browser-based solution for fast deployment of
                                 host access solutions to any browser supporting
                                 ActiveX or Java. RUMBA(R)Web-to-Host deploys from virtually any Web server, lowering Total
                                 Cost of Ownership (TCO) by eliminating the need to configure individual desktops during initial installation and future updates.

     Substantially all of the Company's net revenues have been derived from the sale of products that provide access, publishing and integration applications for the Microsoft Windows environment, and are marketed primarily to Windows users. As a result, sales of the Company's products might be negatively impacted by developments adverse to Microsoft's Windows products. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide on a timely basis products compatible with future Windows releases. See "Factors that May Affect Future Results and Financial Condition -- Product Development and Competition" under Item 7 below.

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

     NetManage, ViewNow, Rumba, OnWeb, OnNet, Chameleon UNIXLink, Chameleon HostLink, OpSession, SupportNow, NS/Portfolio, NS/ Router, InterDrive, the NetManage logo and the lizard logo are trademarks or registered trademarks of NetManage, Inc. or its wholly owned subsidiaries in the United States and other countries. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively through X/Open Company Limited. Windows 2000, Windows NT, Windows 98, Windows 95 and Windows 3.x are registered trademarks in the U.S. and other countries by Micosoft Corporation. AS/400 is a registered trademark in the U.S. and other countries of International Business Machines Corporation. All other trademarks are the property of their respective owners.

SALES AND MARKETING

     The Company's products are designed to meet the needs of corporate end-users, network administrators, system administrators, MIS (Management Information Systems) managers, and line-of-business managers. The Company, through its host access products, targets three key market segments: 1) connecting users of communication devices to UNIX, midrange (including IBM AS/400) and mainframe systems; 2) allowing customers with these three types of host systems to publish and re-engineer their applications for the Internet economy; and 3) the Web. NetManage's goal is to allow customers to access, publish and integrate their corporate information from anywhere on their global business network, and to make that information available to employees, customers and partners in a secure and manageable way. Realtime support solutions extend NetManage's core connectivity strengths and are designed to foster better one-to-one relationships with customers by adding the element of human interaction to the Internet. The Company's realtime support products and services improve customer support and augment the sales process for the independent software vendor (ISV) and corporate marketplaces.

     The Company is organized to solve the critical network and internetworking software application needs of corporations in a wide range of industries. From education and government to finance and manufacturing, the Company's products are being used to streamline communications throughout organizations.

     In the United States, the Company uses a combination of direct sales with telemarketing support, assisted by designated personnel specifically assigned to meet the needs of major accounts. As part of its continuing strategy to develop multiple distribution channels, the Company expects to continue its use of indirect channels, such as resellers, particularly value added resellers and systems integrators, distributors and original equipment manufacturers, both in the United States and internationally. Any material increase in the Company's indirect sales may adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract resellers and distributors who will be able to market the Company's products effectively or will be qualified to provide timely and cost-effective customer support and service. The Company ships products to resellers and distributors on a purchase order basis, and many of the Company's resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to represent the Company's products, and the inability to recruit or retain important resellers or distributors could adversely affect the Company's results of operations. See "Factors That May Affect Future Results and Financial Condition -- Marketing and Distribution" under Item 7 below.

     Internationally, the Company has sales offices in Belgium, Brazil, Canada, France, Germany, Sweden, Israel, Italy, Japan, Mexico, the Netherlands, Spain, and the United Kingdom. The Company also utilizes local distributors internationally. The Company supports the sales activity of these sales offices and distributors in target countries through localization of products and sales material, local training, and participation in local trade shows.

     In 2000, 1999, and 1998 respectively, the Company derived approximately 25%, 26%, and 26% of net revenues from international sales, including export sales. The Company believes that the potential international markets for its products are substantial, based on the extent to which Windows and internetworking products are used internationally. Accordingly, the Company localizes many of its products for use in the native language of target countries. Further, the Company has adapted many of its products to support computing standards that are unique to these countries, such as the NEC PC in Japan. The Company intends to continue to target major European and Asian countries for additional sales and marketing activity, and to expand the use of its local sales offices and its Israel subsidiary in the support of its international sales. For a summary of international operations by geographic area, see Note 8 of the Notes to Consolidated Financial Statements included herein. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products, or the Company's international distributors will be able to effectively meet that demand.

     Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs, and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency fluctuations, potentially adverse tax consequences, repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales, and consequently, on the Company's results of operations.

CUSTOMER SUPPORT

     The Company's domestic support organization consists of an experienced staff of engineers and other professionals providing support by telephone from the Company's facilities in Washington State; Massachusetts; and Ottawa, Ontario, Canada. Both telephone support and regular update releases of the Company's products are provided to customers who purchase an annual maintenance agreement. The sales and the customer support organizations at NetManage work together closely to provide customer satisfaction. International customers are supported by Company personnel located in Haifa, Israel and by various international sales offices as well as local distributors who are trained by the Company.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce new products related to PC connectivity and host access publishing and integration solutions which address the B2B, B2C and B2E markets. As of December 31, 2000, the Company had approximately 180 full time employees engaged in research and development for existing and potential new products. The Company's research and development expenses for the years ended December 31, 2000, 1999, and 1998 were $24.4 million, $18.5 million, and $18.9 million, respectively.

COMPETITION

     The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. To maintain or improve its position in this industry, the Company must continue to successfully develop, introduce and market new products and product enhancements on a timely and cost-effective basis. Several key factors will contribute to the continued growth of the Company's marketplace: the proliferation of Microsoft Windows client; server technology; and the continued implementation of Web-based access to corporate mainframe and midrange computer systems.

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

     The Company competes directly with providers of Windows internetworking applications, such as Hummingbird Communications, Ltd., Attachmate Corporation, IBM, WRQ, Inc., Microsoft and Novell, as well as other major computer and communications systems vendors, such as Sun Microsystems, Inc. It also competes with companies such as IBM, BEA, Hewlett Packard, WebMethods, Silverstream, and Computer Associates in the web integration server markets. In the real-time support market it competes with companies such as Symantec Corporation. It is imperative that the Company's development efforts remain competitive in this marketplace, particularly given that the market is rapidly evolving, and subject to rapid technological change. There is no assurance that the Company will be successful in its efforts to do so.

     Many of the Company's competitors have substantially greater financial, technical, sales, marketing, and other resources, as well as greater name recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition, and the Company anticipates that it will face increasing pricing pressures from current competitors in the future. Moreover, given that there are low barriers to entry into the software market, the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. During 2000, the Company has continued to experience price declines. Any further material reduction in the price of the Company's products would negatively affect gross margins as a percentage of net revenues and would require the Company to further increase software unit sales in order to maintain net revenues at existing levels.

PROPRIETARY RIGHTS

     The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary rights. However, the basic TCP/IP protocols on which the Company's products are based are non-proprietary, and other companies have developed their own versions. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and to a lesser extent, patent laws. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink-wrap" or "click-wrap" licenses that are not signed by licensees, and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate, or the Company's competitors will not independently develop similar technology. In addition, the number of patents applied for and granted for software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against the Company. The Company has received, and may receive in the future, communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties, seeking indemnification against such infringement or indicating that the Company may be interested in obtaining a license or royalty from such third parties. There can be no assurance that any of such claims would not result in protracted and costly litigation or that additional claims will not be made in the future or that the Company will not be required to enter into a costly license agreement.

     The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal means of protecting its technology.

EMPLOYEES

     As of December 31, 2000, the Company had a total of 660 full-time employees, of whom 354 were engaged in sales, marketing, technical support and consulting, 104 in general management, administration and finance, 180 in software development and engineering, and 22 in production. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage.

     The majority of the Company's employee workforce is located in the extremely competitive employment markets of the Silicon Valley in California; North Andover, Massachusetts; Kirkland and Bellingham, Washington; Ottawa, Ontario, Canada; and Haifa, Israel. During 2000, 1999, and 1998, the Company experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals and the effects of the Company's 2000, 1999, and 1998 restructurings and acquisitions, and results of operations. Managing employee attrition, integrating acquired operations and products and expanding both the geographic area of its customer base and operations have resulted in substantial demands on the Company's management resources. The Company's future operating results will be dependent in part on its ability to attract, retain its employees, and to train, manage its management and employee base. There can be no assurance that the Company will be able to manage such challenges successfully. See "Factors That May Affect Future Results and Financial Condition -- Changes in Personnel" under Item 7 below.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of March 15, 2001 are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Zvi Alon.............................  49     Chairman of the Board, President and Chief Executive
                                              Officer
Michael R. Peckham...................  50     Chief Financial Officer, Senior Vice President,
                                              Finance and Secretary
Robert Lee...........................  63     Vice President, Human Resources
Peter R. Havart-Simkin...............  48     Senior Vice President, Worldwide Strategic Development
                                              and New Business
David Desjardins.....................  41     Vice President, Worldwide Consulting
Charles Mawby........................  41     Vice President, Worldwide Engineering
Bertram Rankin.......................  42     Vice President, Worldwide Marketing

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

     Robert Lee joined the Company as Vice President, Human Resources in July 2000. Prior to joining NetManage, Mr. Lee served as an independent consultant in the human resources field working on assignments for both private and public organizations in a range of industries. From February 1990 to March 1999, Mr. Lee worked for Seagate Technology, Inc. initially as Manager of Employee Benefits and promoted to Vice President, Human Resources in September 1997. Seagate is a manufacturer of computer disk drives. From January 1982 until January 1990, Mr. Lee was Vice President of Human Resources with Plantronics, Inc., a supplier of telecommunications products.

     Peter R. Havart-Simkin joined the Company in August 1998 and became Senior Vice President of Marketing in January 1999. In November 1999 he was appointed as Senior Vice President, Worldwide Strategic Development and New Business. Mr. Havart-Simkin came to the Company from FTP, where he had served as Chief Technology Officer since July 1996, when FTP acquired Firefox Communications Inc. ("Firefox"), a networking software company. Prior to joining FTP, Mr. Havart-Simkin served with Firefox as Vice President and Chief Technical Officer from January 1994 to July 1996, and as Vice President of Marketing and Product Strategy from 1989 until January 1994. One of the founders of Firefox, Mr. Havart-Simkin also served as a director of Firefox from 1989 to February 1995. Before that time, Mr. Havart-Simkin held sales and marketing positions with a number of hardware and software companies over a 20-year period.

     David P. Desjardins joined the Company in November 1999 as part of the acquisition of Simware. Mr. Desjardins was appointed Vice President, Worldwide Consulting in January 2001 after acting as Vice President, OnWeb since March 2000. While with Simware, Mr. Desjardins was appointed Vice President, Solutions Group in June 1998 after acting as Director, Solutions Group since joining Simware in January 1997. From November 1995 until December 1997, Mr. Desjardins was Vice President Operations for Appian Interactive Corporation, a software company selling web-publishing solutions. Mr. Desjardins served as an independent systems and technology consultant on large-scale projects in the energy industry from April 1994 until September 1997. From February 1993 to March 1994 Mr. Desjardins held various positions, the most recent of which was Chief Operating Officer, with Intera Tydac Technologies Inc., a provider of geographic information software and services.

     Charles Mawby joined the Company in November 1999 as part of the acquisition of Simware. Mr. Mawby was appointed Vice President, Worldwide Engineering in October 2000 after serving as Vice President of Engineering for NetManage's eSolutions group. Mr. Mawby was with Simware from October 1997 to October 1999, serving as Manager of New Products and Director of Development. Prior to that, he was the Director of Integration Services at Systems Xcellence, Inc., a software development and integration company, from January 1997 to October 1997. From April 1994 until December 1996, Mr. Mawby was President of TechNode Inc., a software company focused on the development and marketing of systems management products for use in terrestrial and wireless networks based on scaleable agent technology developed by Mr. Mawby. Prior to that he served as Vice President of Operations and Engineering for Remuera Corporation from September 1988 to August 1991, and as President of Remuera Research & Development (Canada) Inc. from September 1991 to March 1994.

     Bertram W. Rankin joined the Company in October 2000 as Vice President, Worldwide Marketing. Prior to joining NetManage, Mr. Rankin was with Ricoh Silicon Valley ("RSV"), a division of Ricoh Company Ltd. from July 1998 until September 2000. RSV developed and sold a line of information management solutions. While with RSV, Mr. Rankin was appointed General Manager in November 1999 after acting as Vice President of Marketing from July 1998. From October 1995 to June 1998, Mr. Rankin was Vice-President of Marketing with MindWorks Corporation, a developer of networked document management software. Mr. Rankin served as Director of Product Marketing with Xerox Corporation from September 1992 to September 1995.

ITEM 2 -- PROPERTIES.

     Substantially all of the Company's office space is leased. The Company has 165,000 square feet of total leased space in North America including the Company's primary site, a 39,000 square foot headquarters building in Cupertino, CA. This location supports executive, legal, finance, human resources, marketing, sales, and administration. Other primary sites are located in Kirkland, WA which supports sales, technical support and marketing and Bellingham, WA which supports research and development. North Andover, MA supports the east coast with sales and technical support. Ottawa, Ontario, Canada supports the consulting and research and development groups primarily for the OnWeb product line. North American real estate lease obligations have been reduced through subleases, lease terminations, and natural expiration. Regional sales offices are located in New York, NY; Irvine, CA ; Austin, TX; Miami, FL; and Vienna, VA.

     Internationally, the Company leases approximately 32,000 square feet in Haifa, Israel for the purpose of international sales, marketing and technical support, administration, and product development. The Company also leases sales office space in Belgium, Brazil, France, Germany, Italy, Japan, Mexico, the Netherlands, and the United Kingdom. European and Israel real estate obligations have been reduced through subleases, lease terminations, and natural expirations.

ITEM 3 -- LEGAL PROCEEDINGS.

     On May 21, 1999, Verity filed a complaint against the Company alleging claims for breach of contract, contractual and tortious breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conspiracy, and indemnification. The complaint arose out of the sale by FTP of certain technology to Verity. Verity claimed that FTP's representations and warranties regarding its ownership of the technology sold were inaccurate, especially insofar as a third party claimed ownership of the technology. Verity sought compensatory and punitive damages in an unspecified amount, and attorneys' fees. The action was pending in the Superior Court for the County of Santa Clara. The Company answered the complaint denying the allegations and raising several affirmative defenses, among them that it had secured a release from the third party of any claims it might have otherwise had against Verity regarding ownership of the technology. However, NetManage decided to settle the matter on August 15, 2000 by agreeing to secure license and distribution rights for 100,000 copies of Verity software for $800,000.

     On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. Plaintiff filed a notice of appeal to the U. S. Court of Appeals for the Ninth Circuit. An agreement in principle had been reached to settle the derivative case. In January of 2001, the Court gave final approval of the settlement. This matter was settled, with no admission of guilt, for a cash payment of $100,000 by NetManage's insurance carriers.

     On January 9, 1997, a securities class action complaint, Head, et al. v. Netmanage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-4385-CRB, in the United States District Court for the Northern District of California, against the same defendants. Both complaints alleged that, between July 25, 1995 and January 11, 1996 the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserted claims under California state law; the federal court complaint asserted claims under the federal securities law. On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. Netmanage Inc., et al.,No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-98-202-CRB, in the United States District Court for the Northern District of California against the same defendants. Both complaints alleged that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. On September 19, 1997, a class action substantially similar to the Head action was filed, Beasley v. NetManage, Inc., et al.,C-98-1794 CRB (N.D. Cal.), seeking an unspecified amount of damages. The federal court certified the purported class. On December 30, 1998, the federal court granted without leave to amend the defendant's motion to dismiss the second amended complaint in the Head federal action. Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On February 2, 1999, the federal court dismissed with prejudice the Beasley action pursuant to its order in the Head action. The individual cases of Head, Molinari, Beasley,& Interactive Data were consolidated into NetManage I (federal claims) and NetManage II (state claims). In November 2000, all were collectively settled, with no admission of guilt, for a cash payment of $5.1 million by NetManage's insurance carriers.

     On March 14, 1996, a securities class action complaint, Greeble v. FTP Software, Inc., et al., No 96-10544, was filed in the United States District Court for the District of Massachusetts against FTP and certain of its former officers and directors. The complaint alleged that between July 14, 1995 and January 3, 1996, defendants violated the federal securities laws by making false and misleading statements of material fact about FTP's prospects and financial statements. NetManage acquired FTP in August 1998. On September 24, 1998, the district court granted defendants' motion for partial summary judgment and granted without leave to amend defendants' renewed motion to dismiss the complaint. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on June 9, 1999. By order dated October 8, 1999, the United States Court of Appeals for the First Circuit affirmed the district court's dismissal. Plaintiffs time to petition for review by the United States Supreme Court expired and as a result the case has been closed.

     In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). After remand, the Company renewed its motion to dismiss. On March 22, 2000, a hearing on motion to dismiss was held by the district court. The district court again dismissed the complaint without leave to amend. The plaintiffs again filed a notice of appeal in the Ninth Circuit. The Company is awaiting the results of oral arguments held in the Ninth Circuit on March 20, 2001. The Company believes the case is without merit and intends to defend it vigorously.

     As the outcome of any case cannot be reasonably determined, the Company is unable to make any assurance as to whether the result in a case will have a material or adverse effect on the Company's financial position or results of operations. Moreover, the Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on the Company's business, financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Nasdaq National Market under the symbol NETM. As of February 28, 2001, there were 932 stockholders of record and approximately 30,200 beneficial owners of the Company's common stock.

     The high and low closing sales prices of the Company's common stock as reported on the Nasdaq National Market for each quarter of 2000 and 1999 are as follows:

                                                     FIRST    SECOND    THIRD    FOURTH
                                                     -----    ------    -----    ------
2000
  High.............................................  $9.22    $5.41     $4.41    $2.09
  Low..............................................  $4.88    $2.50     $2.03    $0.66
1999
  High.............................................  $3.25    $2.75     $2.53    $6.56
  Low..............................................  $1.88    $2.06     $2.00    $1.97

     The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues........................  $104,072    $ 79,200    $ 71,727    $ 61,524    $104,596
Loss from operations(1).............  $(74,982)   $(31,999)   $(21,817)   $(42,074)   $(13,653)
Net loss............................  $(71,910)   $(27,492)   $ (9,968)   $(33,755)   $ (5,705)
Net loss per share, basic and
  diluted...........................  $  (1.11)   $  (0.42)   $  (0.19)   $  (0.78)   $  (0.13)
Weighted average common shares,
  basic and diluted.................    64,863      64,712      53,205      43,385      42,341
BALANCE SHEET DATA:
Cash and cash equivalents and short
  term investments..................  $ 38,050    $ 63,227    $105,643    $ 49,551    $ 66,092
Working capital.....................  $ 20,293    $ 22,760    $ 98,113    $ 55,542    $ 71,668
Total assets........................  $109,981    $215,367    $201,753    $119,593    $152,529
Total stockholders' equity..........  $ 53,029    $120,193    $159,160    $ 96,087    $129,291

---------------
(1) Loss from operations includes write-offs of in-process research and development of $1.7 million, $19.1 million, $9.5 million, $20.6 million, and $13.4 million for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively. Additionally, loss from operations includes restructuring charges of $5.6 million, $3.8 million, $7.0 million and $5.2 million for the years ended December 31, 2000, 1999, 1998 and 1997. Also, loss from operations includes an asset impairment charge of approximately $42.2 million and an insurance recovery of $3.8 million for the year ended December 31, 2000. (See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations")

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include assumptions regarding expected revenues from products recently introduced or acquired as a result of recent acquisitions of other companies, expected changes in operating expenses and capital spending, the Company's expectation that sales will increase, the Company's expectation that research and development will remain flat, sales and marketing expenses will increase as a result of the Company's acquisition of FTP in 1998, and the Company's acquisitions of Wall Data and Simware in 1999, and Aqueduct in 2000. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among other things, a realization in the future that the markets for the Company's products, including but not limited to Rumba, ViewNow, OnWeb and SupportNow could grow more slowly than the Company or market analysts believe, or the Company will not be able to compete effectively in those markets. In addition, there is no assurance that the Company's products for real-time customer support over the Internet will receive customer acceptance, that the Company will not suffer increased competitive pressures, that buying decisions by the Company's customers will not be adversely influenced by the actions of the Company's competitors or other market factors, that the Company will be able to realize new business opportunities that may exist as a result of the acquisition of Wall Data, Simware, or Aqueduct, that the Company will be able to execute on its revised business plan in a manner that will allow it to improve its financial position, or that economic difficulties in the United States and Asia, particularly Japan, will not adversely affect sales of the Company's products in that region. The timely completion of the Company's restructuring of operations described below is dependent upon a number of factors, including risks associated with the integration of the remaining operations of Wall Data, Simware, and Aqueduct, the Company's ability to complete the integration of the operations and technologies of Wall Data, Simware and Aqueduct in a timely, efficient and cost-effective manner. Additional factors that could affect the Company's business, financial condition and results of operations include those discussed below under "Factors That May Affect Future Results and Financial Condition." The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

OVERVIEW

     The Company develops and markets software applications that allow its customers to implement host computer access from a range of internal or external desktop or web-based client computers, to publish information from existing host-centric applications to Internet and web-based client computer users, and to create new applications that leverage existing host applications and data sources. The Company develops and markets these software solutions for UNIX(R), IBM AS/400 midrange and IBM corporate mainframe computers. The Company also develops and markets software that increases the productivity of corporate call centers, and allows real-time application sharing on corporate networks and across the Internet. The Company provides professional support, maintenance and consultancy services to its customers in association with the products it develops and markets.

     In the first six months of 2000, revenues, primarily from the Wall Data and FTP products fell short of the level of revenues anticipated prior to the acquisitions. In management's judgment, this short-fall in the level of revenue was not a temporary condition. As a result, the Company revisited its strategy to refocus itself on core competencies, revised its business plan, and its projected future revenues for each family of products. Management believed it was necessary to restructure the Company and reduce operating expenses in line with the revised anticipated level of revenues, which were expected to be less than or comparable to revenues generated during the first half of fiscal 2000.

     As a result, the Company announced a restructuring on August 3, 2000. As part of the restructuring, the Company reduced its workforce by approximately 17%, consisting mostly of Engineering and Customer Support personnel who were focussed primarily on the Company's older technologies, acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and the Company's ability to enhance and expand products acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, the Company also made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of estimated expenses for facilities-related charges and $1.6 million of employee-related expenses for employee terminations. As of December 31, 2000 the Company had incurred costs totaling approximately $3.6 million related to the restructuring which required $3.6 million in cash expenditures.

     Based on management's analysis of revised product directions, revenue forecasts and undiscounted future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, the Company determined that there was a permanent impairment of the long-lived assets related to the acquisitions of Wall Data and FTP Software. In accordance with Statement of Financial Standards (SFAS) No. 121, the Company reevaluated the fair value of these long-lived assets and intangibles using primarily the estimated discounted cash flows method. Management used the same methodology to evaluate the fair value of its long-lived assets and intangibles to allocate purchase price at the time of acquisition. As a result the Company wrote off $42.2 million of goodwill and other intangibles, through a charge to operations in the third quarter of fiscal 2000.

     On June 5, 2000, the Company completed its acquisition of Aqueduct Software, Inc. ("Aqueduct"), an early stage web-based application intelligence company. The Company issued 1,121,495 shares of NetManage common stock and issued warrants and options to purchase an additional 727,237 shares for all the outstanding stock of Aqueduct including the retirement of $2.2 million of notes payable and accrued interest. The Company also hired the three employees of Aqueduct. The acquisition was accounted for as a purchase.

     In the fourth quarter of 2000, the Company determined that it had overestimated the liabilities assumed in the FTP and Wall Data acquisitions by approximately $9.4 million. The Company reversed these liabilities against the remaining goodwill and other intangibles acquired.

     In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the acquisitions. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee termination costs, and $500,000 in accounting and legal fees related to the acquisitions. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of December 31, 2000, the Company had made cash payments totaling approximately $2.4 million related to the restructuring.

     On December 29, 1999, the Company completed its acquisition of Wall Data Incorporated ("Wall Data"), a leader in the PC-to-IBM host connectivity market. The Company acquired a total of 10,203,344 outstanding shares of Wall Data common stock and paid cash to qualifying Wall Data option holders and employee stock purchase plan participants pursuant to a cash tender offer of $9.00 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $94.0 million. The Company completed the transaction in two stages. On November 26, 1999, the Company acquired approximately 89% of the outstanding shares of Wall Data pursuant to the cash tender offer. The Company acquired the remaining outstanding shares of Wall Data by means of a merger completed in accordance with Washington law on December 29, 1999. The acquisition was accounted for as a purchase.

     On December 10, 1999, the Company completed its acquisition of Simware Inc. ("Simware"), a leading provider of e-commerce solutions and web integration servers. The Company acquired a total of 7,503,372 shares of Simware common stock and paid cash to qualifying Simware option holders and employee stock purchase plan participants pursuant to a cash tender offer of $3.75 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $29.2 million. The Company completed the transaction in two stages. On November 2, 1999, the Company acquired approximately 91% of the outstanding shares of Simware pursuant to the cash tender offer. The Company acquired the remaining outstanding shares of Simware by means of a compulsory acquisition completed in accordance with Canadian law on December 10, 1999. The acquisition was accounted for as a purchase.

     In December 1998, the Company sold its equity interest in NetVision Ltd. ("NetVision"), an Internet service provider in Israel, for $17 million, and recognized a gain of $11.7 million.

     On August 27, 1998, the Company acquired all of the outstanding common stock of FTP in exchange for NetManage stock for an aggregate purchase price of $78.3 million. The acquisition was accounted for as a purchase. In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of current business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. The restructuring charge includes approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities are downsized or closed, facilities-related expenses associated with the consolidation of redundant operations, and $1.5 million of employee-related expenses for employee terminations. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of acquisition was assumed by the Company in connection with the acquisition. As of December 31, 2000, the restructuring has been substantially completed with the exception of certain lease obligations. See Note 4 of Notes to Consolidated Financial Statements.

     As described in detail below, under the heading "Factors That May Affect Future Results and Financial Condition," acquisitions involve a number of risks, including risks relating to the integration of the acquired company's operations, personnel, and products. There can be no assurance that the integration of previously acquired companies, or the integration of any future acquisition(s), will be accomplished successfully, and the failure to accomplish effectively any of these integration's could have a material adverse effect on NetManage's results of operations and financial condition. As discussed above, the Company already incurred significant restructuring charges and asset impairment in connection with the acquisition of Wall Data and FTP.

     The Company's Board of Directors authorized the repurchase from time to time of up to 9 million shares of the Company's common stock through open market purchases. On January 2, 2001, the Company purchased 43,640 shares of its common stock on the open market at an average purchase price of $0.996 per share for a total cost of approximately $43,500. During 2000, the Company purchased 1,004,765 shares of its common stock on the open market at an average purchase price of $0.85 per share for a total cost of approximately $0.9 million. Cumulatively, as of December 31, 2000, the Company has purchased 7,359,065 shares of its common stock at an average price of $2.23 per share for a total cost of approximately $16.4 million.

RESULTS OF OPERATIONS

     During the past several years, the Company has taken several initiatives intended to control costs and reduce operating expenses, including the discontinuance of several low revenue generating products, and implementing worldwide restructuring of its operations as a result of acquisitions and prevailing market conditions.

     Recently the Company has initiated other restructuring plans as a result of the acquisitions of Wall Data, Simware, and Aqueduct including the restructuring plan of $5.6 million announced on August 3, 2000. For most of 2000, the Company focused on the core competencies of its key business lines -- the PC Connectivity product line, the Web Publishing, Integration and Development product line, and the Realtime Interactive Support product line -- each with dedicated development, sales, marketing, and support resources. The PC Connectivity product line provides the technology to make the connection between personal computers and large corporate computers possible. These products leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Web Publishing, Integration and Development product line provides the technology to allow customers to leverage the investment they have in existing host based systems, applications and business processes for new web-based presentations, applications and solutions. The Publishing, Integration and Development product line includes the company's latest product branded OnWeb. The Realtime Interactive Support products add value to the PC Connectivity and Web Publishing, Integration and Development product offerings, and are also targeted at new market segments. Products included SupportNow Enterprise and SupportNow
SDK -- real-time software tools that help reduce the length of support phone calls from end-users and augment application help and training.

     For the year ended December 31, 2000 as compared to the prior year, the Company experienced an increase in net revenues and, an increase in net loss. The increase in net revenues is primarily attributable to an increase in maintenance revenues as a result of the inclusion of revenues from the recent acquisitions of Wall Data, Simware, and Aqueduct. The Company continues to experience pricing pressures on its products. There can be no assurance that revenues will increase at the same rate, or at all, in future periods. See "Factors That May Affect Future Results and Financial Condition -- Marketing and Distribution" below.

     Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses, excluding the write-off of in-process research and development, amortization and impairment of goodwill and restructuring charges, have increased in absolute dollars and have fluctuated as a percentage of revenues for the year ended December 31, 2000 compared to 1999 primarily as a result of the inclusion of the operations of Wall Data, Simware, and Aqueduct. Operating expenses are expected to increase as a result of the acquisitions of Wall Data, Simware and Aqueduct but may fluctuate as a percentage of net revenues as the Company completes its integration of Wall Data, Simware, and Aqueduct into its operations and develops and introduces new products which may contribute more significantly to revenue. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

                                                              YEAR ENDED
                                                             DECEMBER 31,          CHANGE
                                                           ----------------    ---------------
                                                            2000      1999       $         %
                                                           ------    ------    ------    -----
                                                                  (DOLLARS IN MILLIONS)
Net revenues:
  License fees.........................................    $ 56.3    $ 56.5    $ (0.2)    (0.4)%
  Services.............................................      47.8      22.7      25.1    110.8%
                                                           ------    ------    ------
          Total net revenues...........................    $104.1    $ 79.2    $ 24.9     31.4%
As a percentage of net revenues:
  License fees.........................................      54.1%     71.3%
  Services.............................................      45.9%     28.7%
                                                           ------    ------
          Total net revenues...........................     100.0%    100.0%
Gross margin...........................................    $ 99.8    $ 74.6    $ 25.2     33.9%
  As a percentage of net revenues......................      95.9%     94.2%
Research and development...............................    $ 24.4    $ 18.5    $  5.9     31.6%
  As a percentage of net revenues......................      23.4%     23.4%
Sales and marketing....................................    $ 71.9    $ 45.3    $ 26.6     58.5%
  As a percentage of net revenues......................      69.1%     57.2%
General and administrative.............................    $ 18.7    $ 14.1    $  4.6     32.8%
  As a percentage of net revenues......................      18.0%     17.8%
Insurance recovery.....................................    $ (3.8)             $ (3.8)   100.0%
  As a percentage of net revenues......................      (3.7%)
Write-off of in-process research and development.......    $  1.7    $ 19.1    $(17.4)   (91.1)%
  As a percentage of net revenues......................       1.6%     24.1%
Restructuring charge...................................    $  5.6    $  3.8    $  1.8     47.7%
  As a percentage of net revenues......................       5.4%      4.8%

                                                              YEAR ENDED
                                                             DECEMBER 31,          CHANGE
                                                           ----------------    ---------------
                                                            2000      1999       $         %
                                                           ------    ------    ------    -----
                                                                  (DOLLARS IN MILLIONS)
Goodwill impairment....................................    $ 42.2              $ 42.2    100.0%
  As a percentage of net revenues......................      40.5%
Amortization of goodwill...............................    $ 14.1    $  5.7    $  8.4    149.1%
  As a percentage of net revenues......................      13.6%      7.2%
Interest income and other, net.........................    $  1.8    $  4.9    $ (3.1)   (62.4)%
  As a percentage of net revenues......................       1.8%      6.2%
Gain on investment, net................................    $  2.0              $  2.0    100.0%
  As a percentage of net revenues......................       1.9%
Provision for income taxes.............................    $  0.7    $  0.4    $  0.3     93.9%
  Effective tax rate...................................        NA        NA
Net loss...............................................    $(71.9)   $(27.5)   $(44.4)   161.6%
  As a percentage of net revenues......................     (69.1%)   (34.7%)

  Net Revenues

     Though fiscal year 2000, a majority of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with product licenses.

     License fees remained relatively flat in absolute dollars and decreased substantially as a percentage of total net revenues during the year ended December 31, 2000 as compared to the year ended December 31, 1999. License fees in 2000 include a full year's license fee revenue for Wall Data and Simware versus the inclusion of two months of Simware's revenues and one month of Wall Data's revenues in 1999. License fees in 2000 reflect the replacement of historical product revenue with products from the acquired companies. The increase in service revenues in absolute dollars and as a percentage of total net revenues for the year ended December 31, 2000 as compared to 1999 primarily reflects the addition of existing customer base as a result of the Wall Data and Simware acquisitions.

     The Company has operations worldwide with sales offices located in the United States, Europe, Canada, Latin America, Israel, and Japan. International revenues as a percentage of total net revenues were approximately 25% and 26%, respectively, for the years ended December 31, 2000 and 1999. International revenues as a percentage of total net revenues were relatively unchanged due to the integration of FTP products, particularly in Europe, with the Company's product lines in the international marketplace, and to a lesser extent, the inclusion of results from the recent acquisitions of Wall Data and Simware offset by declines in sales of the Company's other international product offerings. The Company is currently in the process of integrating the sales and distribution efforts of these recent acquisitions.

     Software license fees are generally recognized as revenue upon shipment if the fee is considered fixed and determinable, the arrangement does not include significant customization of the software, and collectibility is probable. Allowances for returns and doubtful accounts are provided based on historical rates of returns and write-offs. Certain of the Company's sales to distributors are under agreements providing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor.

     The Company provides ongoing maintenance and support to its customers, generally under annual service agreements. Maintenance and support is comprised of software updates for existing products and telephone support. Service revenues are recognized on a pro-rata basis over the terms of such agreements. The Company provides training and consulting services to its customers. Revenue from such services is recognized as the related services are performed and has not been material to date. The Company expects that revenues generated from such training and consulting services will increase in the future.

     No customer accounted for more than 10% of net revenues during the years ended December 31, 2000 and 1999.

  Gross margin

     Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products, costs associated with product packaging, documentation and software duplication, and the amortization and write-down of purchased software. Gross margin, in absolute dollars and as a percentage of net revenues, increased between the years ended December 31, 2000 and 1999 primarily as a result of the change in the mix of products sold and the shift of the Company's revenue from product to service revenue. Cost of service revenues through December 31, 2000 and 1999 have not been material and are not reported separately.

     Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold, and the mix of international versus domestic revenues. The Company typically recognizes higher gross margins on direct sales than on sales through indirect channels of distribution, which carry lower margins. In 2000, products acquired with Wall Data, which are sold through lower margin indirect channels, were included in the Company's results for the entire year.

  Research and development

     Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R&D expenses, in absolute dollars, have increased for 2000 as compared to 1999, primarily as a result of increased headcount from the acquisitions of Wall Data and Simware in the fourth quarter of 1999. The Company expects that R&D spending in absolute dollars will increase in 2001 but, as a percentage of revenues, will fluctuate depending on future revenue levels, acquisitions and licensing of technology.

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

  Sales and marketing

     Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, consulting personnel, advertising and promotional expenses, customer service and support costs. S&M expenses increased in absolute dollars during 2000 as compared to 1999 primarily due to increased headcount as a result of the of Wall Data and Simware acquisitions in the fourth quarter of 1999. The Company expects that S&M expenses during 2001, as a percentage of total net revenues, will fluctuate depending on future revenue levels.

  General and administrative

     General and administrative ("G&A") expenses increased in absolute dollars for 2000 as compared to 1999, primarily due to an increase in headcount as a result of the of Wall Data and Simware acquisitions, in the fourth quarter of 1999.

  Insurance recovery

     During the first quarter and third quarter of 2000, the Company received a cash payment of $2.5 million and $1.3 million, respectively, from it's insurance companies as a reimbursement of amounts paid for legal fees and expenses by the Company substantially in prior years in connection with settlement of certain litigation.

  Write-off of in-process research and development

     In connection with the acquisition of Aqueduct in the second quarter of 2000, the Company allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     In connection with the acquisitions of Wall Data and Simware in the fourth quarter of 1999, the Company acquired total intangible assets and purchased technology of $92.2 million. Of this amount, $19.1 million was reflected as a charge to operations in the fourth quarter of 1999, for the write-off of in-process research and development that had not reached technological feasibility, and in management's opinion, had no probable alternative future use. The Company allocates values to in-process research and development based on an assessment of research and development projects. The values assigned to those assets are limited to significant research projects for which technological feasibility had not been established. This allocation represents the estimated fair value based on the risk adjusted cash flow of incomplete projects. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the cash flows from the projects and discounting the net cash flows to their present value.

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

  Restructuring charge

     On August 3, 2000, the Company announced a restructuring of its operations designed to re-focus the Company on core business functions and reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million, which primarily consisted of approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations and an $800,000 settlement to Verity for a software license that the Company does not plan to use and accordingly has written-off.

     In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the acquisitions. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, the write-off of excess equipment, leasehold improvements as facilities are downsized or closed, $1.4 million of employee-related expenses for employee terminations, and $500,000 in accounting and legal fees related to the acquisitions.

  Goodwill impairment

     In connection with the restructuring announced on August 3, 2000 (see overview section of "Management's Discussion and Analysis of Financial Condition and results of Operations" and Notes 2 and 4 of the accompanying Notes to the Company's Consolidated Financial Statement), management performed an evaluation of the recoverability of all assets of FTP and Wall Data. The Company evaluated possible impairment of long-lived assets using estimates of undiscounted future cash flows. Impairment loss to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the asset. Management evaluated the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management used the same methodology to evaluate the fair value of its long-lived assets and intangibles to allocate purchase price at the time of acquisition. Management concluded from the results of this evaluation that a significant, permanent impairment of goodwill and other intangibles had occurred. As a consequence, the Company wrote off $42.2 million of goodwill and other intangibles through a charge to operations in August 2000.

  Amortization of goodwill

     Goodwill is an intangible asset that represents the excess of the purchase price of an acquired company over the estimated fair value of its net identifiable assets. Goodwill is amortized over its estimated useful life of five to seven years. Amortization of goodwill increased in 2000 compared to 1999, primarily because 2000 was the first full year of amortization of the goodwill arising from the acquisitions of Wall Data and Simware in the fourth quarter of 1999. The Company expects amortization of goodwill to decrease next year as a result of the goodwill impairment charge of $42.2 million taken in the third quarter of 2000, and the goodwill and intangible assets adjustment to reverse $9.4 million of overestimated liabilities assumed in the FTP, and Wall Data acquisitions recorded in the fourth quarter of 2000.

  Interest income and other, net

     The decrease in interest income and other, net for 2000 as compared to 1999, is primarily the result of a net decrease in cash balances and investments as a result of the acquisition of Wall Data and Simware in the fourth quarter of 1999.

  Gain on Investment, net

     On December 18, 2000, ServiceSoft, Inc. was acquired by Broadbase, Inc., a company publicly traded on NASDAQ. The Company recognized approximately $2.0 million gain on its investment in ServiceSoft and classified the Broadbase shares in the available-for-sale securities.

  Provision for income taxes

     The Company recorded a provision for income taxes for the year ended December 31, 2000 of approximately $0.7 million, which consisted primarily of foreign income taxes.

     At December 31, 2000, the Company had a gross deferred tax asset of approximately $62.1 million. Realization of the gross deferred tax asset is dependent on the Company generating sufficient future taxable income. Currently, management believes that it is likely the gross deferred tax asset may not be realized and, therefore, has fully reserved the gross deferred tax asset. The amount of the gross deferred tax asset, however, could be adjusted in the near term if actual future taxable income differs from estimated amounts.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

                                                             YEAR ENDED
                                                            DECEMBER 31,           CHANGE
                                                          ----------------    ----------------
                                                           1999      1998       $         %
                                                          ------    ------    ------    ------
                                                                 (DOLLARS IN MILLIONS)
Net revenues:
  License fees..........................................  $ 56.5    $ 55.1    $  1.4       2.5%
  Services..............................................    22.7      16.6       6.1      36.7%
                                                          ------    ------    ------
          Total net revenues............................  $ 79.2    $ 71.7    $  7.5      10.5%
As a percentage of net revenues:
  License fees..........................................    71.3%     76.8%
  Services..............................................    28.7%     23.2%
                                                          ------    ------
          Total net revenues............................   100.0%    100.0%
Gross margin............................................  $ 74.6    $ 68.3    $  6.3       9.2%
  As a percentage of net revenues.......................    94.2%     95.2%
Research and development................................  $ 18.5    $ 18.9    $ (0.4)     (2.1)%
  As a percentage of net revenues.......................    23.4%     26.4%
Sales and marketing.....................................  $ 45.3    $ 39.5    $  5.8      14.7%
  As a percentage of net revenues.......................    57.2%     55.1%
General and administrative..............................  $ 14.1    $ 12.4    $  1.7      13.7%
  As a percentage of net revenues.......................    17.8%     17.3%
Write-off of in-process research and development........  $ 19.1    $  9.5    $  9.6     101.1%
  As a percentage of net revenues.......................    24.1%     13.2%
Restructuring charge....................................  $  3.8    $  7.0    $ (3.2)    (45.7)%
  As a percentage of net revenues.......................     4.8%      9.7%
Amortization of goodwill................................  $  5.7    $  2.8    $  2.9     103.6%
  As a percentage of net revenues.......................     7.2%      3.9%
Interest income.........................................  $  4.9    $  3.5    $  1.4      40.0%
  As a percentage of net revenues.......................     6.2%      4.9%
Equity in income of unconsolidated affiliate............  $   --    $  1.0    $ (1.0)   (100.0)%
  As a percentage of net revenues.......................      NA       1.4%
Gain on sale of investment in unconsolidated
  affiliate.............................................  $   --    $ 11.7    $(11.7)      100%
  As a percentage of net revenues.......................      NA      16.3%
Provision for income taxes..............................  $   .4    $  4.4    $ (4.0)    (90.9)%
  Effective tax rate....................................      NA        NA
Net loss................................................  $(27.5)   $(10.0)   $(17.5)    175.0%
  As a percentage of net revenues.......................   (34.7)%   (13.9)%

  Net Revenues

     License fees increased in absolute dollars but decreased as a percentage of total net revenues during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase in license fees was primarily attributable to the inclusion of FTP's revenues for the full fiscal year 1999 and inclusion of two months of Simware's revenues and one month of Wall Data's revenues in 1999. The increase in service revenues in absolute dollars and as a percentage of total net revenues for the year ended December 31, 1999 as compared to 1998, primarily reflects the growth in the customer base.

     International revenues as a percentage of total net revenues were approximately 26% for the years ended December 31, 1999 and 1998. International revenues as a percentage of total net revenues were relatively unchanged due to the integration of FTP products, particularly in Europe, with the Company's product lines in the international marketplace, and to a lesser extent, the inclusion of results from the recent acquisitions of Wall Data and Simware, offset by declines in sales of the Company's other international product offerings.

     No customer accounted for more than 10% of net revenues during the years ended December 31, 1999 and 1998.

  Gross margin

     Gross margin, in absolute dollars, increased between the years ended December 31, 1999 and 1998, and gross margin, as a percentage of net revenues, decreased between the years ended December 31, 1999 and 1998 primarily as a result of the change in the mix of products sold and lower average margins of the Company's FTP products sold through indirect channels of distribution offset by cost savings obtained from the outsourcing of manufacturing activities, beginning in the third quarter of 1998. Cost of service revenues through December 31, 1999 has not been material and is not reported separately.

     The Company typically recognizes higher gross margins on direct sales than on sales through indirect channels of distribution, which carry lower margins. In 1999, FTP's products, which are sold through lower margin indirect channels, were included in the Company's results for the entire year.

  Research and development

     R&D expenses in absolute dollars remained relatively constant for 1999 as compared to 1998, and as a percentage of total net revenues had decreased slightly for 1999 as compared to 1998, primarily as a result of cost savings, particularly in R&D salaries and benefits, associated with the reduction in headcount from a restructuring plan announced in the third quarter of 1998, offset by the inclusion of R&D expenses from the acquisitions of Wall Data and Simware.

  Sales and marketing

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

  General and administrative

     G&A expenses increased slightly in absolute dollars and as a percentage of sales for 1999 as compared to 1998, as a result of including Wall Data's and Simware's G&A expenses from the date of acquisition forward, and the inclusion of a $1.8 million dollar cash settlement of a lawsuit in the third quarter of 1999, offset by the reductions in G&A expenses as a result of a restructuring plan announced in August 1998. The Company also recorded a restructuring charge in the fourth quarter of 1999.

  Write-off of in-process research and development

     In connection with the acquisitions of Wall Data and Simware in the fourth quarter of 1999 and the acquisition of FTP during the third quarter of 1998, the Company acquired total intangible assets and purchased technology of $92.2 million in 1999 and $28.1 million in 1998. Of this amount, $19.1 million in 1999 and $9.5 million in 1998 were reflected as a charge to operations for the write-off of in-process research and development that had not reached technological feasibility, and in management's opinion, had no probable alternative future use. These charges were reflected in the Company's Consolidated Statements of Operations for the years ended December 31, 1999 and 1998, respectively.

  Restructuring charge

     In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the acquisitions. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations and the write-off of excess equipment and leasehold improvements as facilities are downsized or closed, $1.4 million of employee-related expenses for employee terminations, and $500,000 in accounting and legal fees related to the acquisitions. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $3.8 million, which was expected to be funded from internal operations. As of December 31, 1999, the Company had made cash payments totaling approximately $0.2 million related to the restructuring.

     In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. The restructuring charge included approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities were downsized or closed, facilities-related expenses associated with the consolidation of redundant operations, and $1.5 million of employee-related expenses for employee terminations. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of acquisition was assumed by the Company in connection with the acquisition. The two restructuring plans included a reduction in the Company's worldwide workforce, reduction of office space, and the closure of four domestic locations, all of FTP's international facilities, and additional NetManage international locations. The reduction in work force involved approximately 150 employees. Asset related write-offs primarily related to leasehold improvements, computers, and communications equipment which were no longer used when facilities were closed or downsized, and headcount was reduced. The Company completed the majority of the restructuring actions by the end of 1998.

  Amortization of goodwill

     Amortization of goodwill increased primarily in 1999 compared to 1998, as this was the first full year of amortization of the goodwill arising from the acquisition of FTP that occurred in August 1998.

  Interest income

     The increase in interest income for 1999 as compared to 1998 is primarily the result of an increase in cash balances and investments, as a result of the acquisition of FTP, offset by reductions of cash in the fourth quarter by the cash tender offers for Wall Data and Simware.

  Equity in income of unconsolidated affiliate and gain on investment in unconsolidated affiliate

     The Company's ownership interest in NetVision, prior to its sale in December 1998, was approximately 32%. In connection with this ownership interest, the Company recorded equity in income of unconsolidated affiliate of $1.0 million, which is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1998. In December 1998, the Company sold its equity interest in NetVision for $17.0 million. In connection with this transaction, the Company recorded a gain on the sale of its NetVision stock of $11.7 million, which is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1998.

  Provision for income taxes

     The Company recorded a provision for income taxes for the year ended December 31, 1999 of approximately $0.4 million, which consisted primarily of foreign income taxes.

     The Company recorded a provision for income taxes for the year ended December 31, 1998 of approximately $4.4 million, which consisted primarily of foreign taxes for the gain realized on the sale of its interest in NetVision, and an increase to the valuation allowance against the Company's deferred tax asset.

DISCLOSURES ABOUT MARKET RISK

  Interest rate risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, liquidity risk, and territory risk.

     The Company mitigates default and liquidity risks by investing in only safe and high credit quality securities, and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company mitigates territory risk by only allowing up to 25% of the portfolio to be placed outside of the United States.

     The table below presents the carrying value, market value and related weighted average interest rates for the Company's cash and interest-bearing investment portfolio as of December 31, 2000. All investments mature, by policy, in four years or less.

                                                        CARRYING    MARKET       AVERAGE
                                                         VALUE      VALUE     INTEREST RATE
                                                        --------    ------    -------------
                                                             (IN MILLIONS, EXCEPT FOR
                                                              AVERAGE INTEREST RATES)
Investment Securities:
  Cash and cash equivalents -- fixed rate.............   $35.0      $35.0          5.8%
  Short-term investments -- fixed rate................     3.0        3.0          5.8%
                                                         -----      -----          ---
          Total interest bearing instruments..........   $38.0      $38.0          5.8%
                                                         =====      =====          ===

  Foreign currency risk

     The Company transacts business in various foreign currencies, primarily in Europe and Israel. Prior to 2000, the Company had established a foreign currency hedging program, utilizing foreign currency forward exchange contracts ("forward contracts") to hedge certain foreign currency exposures in certain European countries. Under the program, increases or decreases in the Company's foreign currency transactions were partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility. The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period were marked-to-market with unrealized gains and losses included in interest income and, thus, were recognized in income in advance of the actual foreign currency cash flows. As these forward contracts matured, the realized gains and losses were recorded and were included in net income (loss) as a component of interest income. The Company's ultimate realized gain or loss with respect to currency fluctuations depended upon the currency exchange rates and other factors in effect as the contracts mature.

     The Company did not use foreign currency forward contracts during 2000.

LIQUIDITY AND CAPITAL RESOURCES

                                                             AS OF DECEMBER 31,
                                                             ------------------
                                                              2000       1999
                                                             -------    -------
                                                               (IN MILLIONS)
Cash and cash equivalents..................................  $ 35.0     $ 63.1
Short-term investments.....................................  $  3.0     $  0.1
Net cash provided by (used in) operating activities........  $(26.1)    $  5.0
Net cash provided by (used in) investing activities........  $ (2.6)    $ 25.2
Net cash provided by (used in) financing activities........  $  1.3     $(10.0)

     Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, which aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit.

     In March 2001, the Company received a $5.1 million income tax refund relating to a $10.9 million net operating loss incurred in 1997, which was carried back to 1994. The refund amount included $863,000 of interest income. The tax refund, net of interest income, was included in other receivables in the amount of $4.2 million as of December 31, 2000.

     During the year ended December 31, 2000, the Company's aggregate cash and cash equivalents, short-term investments and long-term investments decreased from $63.2 million to $38.0 million. This decrease was due primarily to operating losses, restructuring charges, and the Company's purchase of $0.9 million of its common stock in the open market under the repurchase program described below.

     The Company's principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. The Company does not have any specific commitments with regard to future capital expenditures.

     Net cash provided by financing activities in 2000 reflects proceeds from the sale of common stock under the Company's employee stock purchase plan and stock option plans.

     At December 31, 2000, the Company had working capital of $20.3 million. The Company believes that its current cash balances and future operating cash flows will be sufficient to meet the Company's working capital and capital expenditure requirements beyond one year.

     The Company's Board of Directors has authorized the purchase from time to time of up to 9 million shares of the Company's common stock through open market purchases. On January 2, 2001, the Company purchased 43,640 shares of its common stock on the open market at an average purchase price of $0.996 per share for a total cost of approximately $43,500. During 2000, the Company purchased 1,004,765 shares of its common stock on the open market at an average purchase price of $0.85 per share for a total cost of approximately $0.9 million. Cumulatively, as of December 31, 2000, the Company has purchased 7,359,065 shares of its common stock at an average price of $2.23 per share for a total cost of approximately $16.4 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

     The Company has experienced, and expects to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others, general economic conditions, in particular the recent slowdown of purchases of information technology due to current economic conditions in North America, demand for the Company's products, introduction or enhancements of products by the Company or its competitors, technological changes in computer networking, competitive pricing pressures, market acceptance of new products, customer order deferrals in anticipation of new products and product enhancements, the size and timing of individual product orders, mix of international and domestic revenues, mix of distribution channels through which the Company's products are sold, impact of, or failure to enter into, strategic alliances to promote the Company's products, quality control of products, changes in the Company's operating expenses, personnel changes and foreign currency exchange rates. In addition, the Company's acquisition of complementary businesses, products or technologies may cause fluctuations in operating results due to in-process research and development charges, the amortization of acquired intangible assets, and integration costs such as those recorded in connection with the acquisitions of FTP, Wall Data, Simware, and Aqueduct.

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

RESTRUCTURING; INTEGRATION OF OPERATIONS OF WALL DATA, SIMWARE AND AQUEDUCT

     In early December 1999, following its acquisition of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the need to integrate the operations of Wall Data and Simware. The Company undertook a further restructuring of its operations, primarily in North America in August 2000. The restructuring related primarily to former Wall Data operations. Both restructuring plans involved reductions in the Company's worldwide workforce and the consolidation of certain of the Company's sales, customer support, and research and development facilities. No assurance can be given that these restructurings will prove to be successful, that future operating results will improve, or that the completion of the restructurings will not disrupt the Company's operations and have a material adverse effect on its business, financial condition and results of operations. Further, we cannot assure you that additional reorganizations of the Company's operations will not be required in the future.

     The successful combination of companies requires coordination of sales and marketing with research and development efforts, and may be difficult to accomplish. The integration of both Wall Data and Simware has involved geographically separated organizations (in suburban Kirkland, Washington; Boston, Massachusetts; Cupertino and Irvine, California; Ottawa, Ontario, Canada; and Haifa, Israel), and personnel with diverse business backgrounds and corporate cultures. The Company believes that factors such as the ongoing attention and dedication of management, resources required to effect the complete integration of both Wall Data and Simware, resulting from the announcement and consummation of the acquisition, and the consequent disruption in the business of these companies, have contributed to interruptions and loss of momentum in their business activities. The Company's ability to maintain or increase revenues from the sale of products from Wall Data and Simware on an ongoing basis will depend in part on its ability to effectively respond to these factors.

RISKS OF ACQUISITIONS

     The Company's merger and acquisition transactions, including the acquisitions of Wall Data and Simware in the fourth quarter of 1999, and the acquisition of Aqueduct in the second quarter of 2000, have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the Company's product offerings, expand the Company's customer base, attract key personnel, and strengthen the Company's presence in the international and OEM marketplaces. Product and technology acquisitions entail numerous risks, including the diversion of management's attention away from day-to-day operations, difficulties in the assimilation of acquired operations and personnel (such as sales, engineering, and customer support), the integration of acquired products with existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies, and the difficulty of presenting a unified corporate image.

     The Company regularly evaluates product and technology acquisition opportunities and anticipates that it may make additional acquisitions in the future if it determines that an acquisition would further its corporate strategy. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company, or that any such acquisition will be successful in enhancing the Company's business. If the operations of an acquired company or business do not meet the Company's expectations, the Company may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business as the Company did in the third quarter of 2000.

CHANGES IN PERSONNEL

     The majority of the Company's employee workforce is located in the extremely competitive employment markets of Silicon Valley and Orange County in California; the suburban Boston area; the suburban Seattle area; Ottawa, Ontario, Canada; and Haifa, Israel. Since the latter half of 1996, the Company (and, prior to their acquisitions, both FTP and Wall Data) experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of the Company's restructurings and acquisitions and the Company's results of operations. Managing employee attrition, integrating acquired operations and products, and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company's management resources, increased the difficulty of hiring, training, and assimilating new employees. Any failure of the Company to retain and attract qualified employees or to train or manage its management and employee base could have a material adverse effect on its business, financial condition and results of operations.

PRODUCT DEVELOPMENT AND COMPETITION

     The market for the Company's products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers' needs and frequent new product introductions. From time to time over the past three years, many customers have delayed purchase decisions due to the confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve its position in this industry, the Company must successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. The Company has experienced difficulty from time to time in developing and introducing new products and enhancing existing products, in a manner which satisfies customer requirements and changing market demands. Any further failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, financial condition, and results of operations. The failure to develop on a timely basis products or product enhancements incorporating new functionality could cause customers to delay purchase of the Company's current products or cause customers to purchase products from the Company's competitors; either situation would adversely affect the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

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

     Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or product enhancements after commencement of commercial shipments, which could result in loss of or delay in market acceptance. Such loss or delay could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company's connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, Novell and Sun Microsystems, Inc., as well as smaller networking software companies such as Hummingbird Communications Ltd.. The Company also faces competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc.. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name or product recognition and a larger customer base, than the Company. The market for the Company's products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. There can be no assurance that the Company will be able to provide new products that compare favorably with the new products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. The Company has experienced price declines for its products since 1997. Any further material reduction in the prices of the Company's products would require the Company to increase unit sales in order to maintain revenues at existing levels. There can be no assurance that the Company will be successful in doing so.

     The Company's competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company's products. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 95, Windows 98, Windows 2000, Windows ME, and Windows NT operating systems. The Company has products which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on the Company's business, financial condition or results of operations.

MARKETING AND DISTRIBUTION

     Historically, the Company has relied significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. The agreements in place with these organizations are generally non-exclusive. These organizations are not within the control of the Company, may represent other product lines in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that such organizations will give a high priority to the marketing of the Company's products, and such organizations may give a higher priority to other products, which may include those of the Company's competitors. Actions of this nature by such organizations could result in a lower sales effort being applied to the Company's products and a consequent reduction in the Company's operating results. The Company's results of operations can also be materially adversely affected by changes in the inventory strategies of its resellers, which can occur rapidly and may not be related to end-user demand. As part of its continued strategy of selling through multiple distribution channels, the Company expects to continue its use of indirect distribution channels, particularly value-added resellers and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total net revenues during 2001 and beyond, as a result of acquisitions or to increased market penetration. Any material increase in the Company's indirect sales as a percentage of revenues may adversely affect the Company's average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract or retain resellers and distributors who will be able to market the Company's products effectively, will be qualified to provide timely and cost-effective customer support and service, or will continue to represent the Company's products, and any inability on the part of the Company to recruit or retain important resellers or distributors could adversely affect the Company's business, financial condition or results of operations.

PROPRIETARY RIGHTS

     The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and, to a lesser extent, patent laws. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink-wrap" and "click-wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. In addition, the number of patents applied and granted for software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against the Company. The Company has received, and may receive in the future, communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties, seeking indemnification against such infringement or indicating that the Company may be interested in obtaining a license from such third parties. There can be no assurance that any of such claims would not result in protracted and costly litigation.

     If any claims or actions were to be asserted against the Company, and it were required to seek a license of a third party's intellectual property, there can no assurance that it would be able to acquire such a license on reasonable terms or at all, and no prediction can be made about the effect that such a license might have on its business, financial condition or results of operations. Should litigation with respect to any such claim commence, such litigation could be extremely expensive and time consuming, and could materially adversely affect the Company's business, financial condition and results of operations regardless of the outcome of the litigation.

GLOBAL MARKET RISKS

     The Company derived approximately 25% of net revenues from international sales during the year ended December 31, 2000. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see "Government Regulation and Legal Uncertainties" below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency exchange rate fluctuations, potentially adverse tax consequences, repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations. Additionally, the recent slowdown in North America of purchases of information technology due to current economic conditions will affect the Company's ability to generate revenues and profit, and could adversely affect the Company's financial condition and results of operations.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products, increase the Company's cost of doing business or otherwise have an adverse effect on its business, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Further, due to the encryption technology contained in certain of the Company's products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute products outside of the United States or electronically. While the Company takes precautions against unlawful exportation, there can be no assurance that inadvertent violations will not occur, and the global nature of the Internet makes it virtually impossible to effectively control the distribution of the Company's products. In addition, future federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restriction, new legislation or regulation or unlawful exportation could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

                                                              1999                                      2000
                                             ---------------------------------------   ---------------------------------------
                                             MAR. 31   JUNE 30   SEPT. 30   DEC. 31    MAR. 31   JUNE 30    SEPT. 30   DEC. 31
                                             -------   -------   --------   --------   -------   --------   --------   -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues...............................  $17,354   $18,353   $17,646    $ 25,847   $27,430   $ 24,631   $ 25,719   $26,292
Gross margin...............................   16,382    17,397    16,797      23,984    26,303     23,445     24,692    25,405
  Loss from operations(1)(2)...............   (2,159)   (2,718)   (1,012)    (26,110)   (7,721)   (14,410)   (52,266)     (585)
Net income (loss)..........................   (1,036)   (1,234)      819     (26,041)   (7,402)   (13,668)   (52,066)    1,226
Net income (loss) per share, basic and
  diluted..................................  $ (0.02)  $ (0.02)  $  0.01    $  (0.41)  $ (0.12)  $  (0.21)  $  (0.80)  $  0.02
Weighted average common shares, basic......   66,784    64,785    63,743      63,633    64,138     64,547     66,073    66,050
Weighted average common shares, diluted....   66,784    64,785    65,190      63,633    64,138     64,547     66,073    66,188

---------------
(1) Loss from operations includes write-offs of in-process research and development of $1.7 million and $19.1 million for the quarters ended June 30, 2000, and December 31, 1999, respectively.

(2) Loss from operations includes a charge for asset impairment of $42.2 million for the quarter ended September 30, 2000.

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Public Accountants..................   35
  Consolidated Balance Sheets at December 31, 2000 and
     1999...................................................   36
  Consolidated Statements of Operations -- Years ended
     December 31, 2000, 1999 and 1998.......................   37
  Consolidated Statements of Other Comprehensive
     Loss -- Years ended December 31, 2000, 1999 and 1998...   38
  Consolidated Statements of Stockholders' Equity -- Years
     ended December 31, 2000, 1999 and 1998.................   39
  Consolidated Statements of Cash Flows -- Years ended
     December 31, 2000, 1999 and 1998.......................   40
  Notes to Consolidated Financial Statements................   41
Financial Statement Schedules:
  II--Valuation and Qualifying Accounts.....................   68

     All other schedules are omitted because they are not required or the required information is shown in the accompanying consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NetManage, Inc.:

     We have audited the accompanying consolidated balance sheets of NetManage, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, other comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetManage, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 26, 2001

                                NETMANAGE, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Current Assets:
  Cash and cash equivalents.................................  $  35,017    $ 63,079
  Short-term investments....................................      3,033         148
  Accounts receivable, less allowances of $4,088 and $3,923,
     respectively...........................................     26,081      30,544
  Prepaid expenses and other current assets.................     11,591      20,497
                                                              ---------    --------
          Total current assets..............................     75,722     114,268
                                                              ---------    --------
Property and equipment, at cost:
  Computer software and equipment...........................     10,005      10,315
  Furniture and fixtures....................................      6,268       6,310
  Leasehold improvements....................................      3,302       3,433
                                                              ---------    --------
                                                                 19,575      20,058
  Less -- Accumulated depreciation..........................    (12,581)     (8,473)
                                                              ---------    --------
     Net property and equipment.............................      6,994      11,585
                                                              ---------    --------
Goodwill and other intangibles, net.........................     23,689      86,040
Other assets................................................      3,576       3,474
                                                              ---------    --------
                                                              $ 109,981    $215,367
                                                              =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $   5,050    $  7,104
  Accrued liabilities.......................................     17,426      39,760
  Accrued payroll and payroll-related expenses..............      4,500       4,669
  Deferred revenue..........................................     24,453      27,710
  Income taxes payable......................................      4,000      12,265
                                                              ---------    --------
          Total current liabilities.........................     55,429      91,508
                                                              ---------    --------
Long-term liabilities.......................................      1,523       3,666
                                                              ---------    --------
Commitments and Contingencies (Note 5)
Stockholders' Equity:
  Common stock, $0.01 par value --
     Authorized -- 125,000,000 shares
     Issued -- 72,625,520 and 70,162,149 shares,
      respectively
     Outstanding -- 65,266,455 and 63,807,849 shares,
      respectively..........................................        726         701
  Treasury stock, at cost -- 7,359,065 and 6,354,300 shares,
     respectively...........................................    (16,414)    (15,559)
  Additional paid-in capital................................    176,081     169,606
  Accumulated deficit.......................................   (103,374)    (31,464)
  Accumulated other comprehensive loss......................     (3,990)     (3,091)
                                                              ---------    --------
          Total stockholders' equity........................     53,029     120,193
                                                              ---------    --------
                                                              $ 109,981    $215,367
                                                              =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
NET REVENUES:
  License fees.............................................  $ 56,273    $ 56,527    $ 55,114
  Services.................................................    47,799      22,673      16,613
                                                             --------    --------    --------
          Total net revenues...............................   104,072      79,200      71,727
cost of revenues...........................................     4,227       4,640       3,416
                                                             --------    --------    --------
Gross margin...............................................    99,845      74,560      68,311
                                                             --------    --------    --------
OPERATING EXPENSES:
  Research and development.................................    24,394      18,539      18,882
  Sales and marketing......................................    71,881      45,337      39,453
  General and administrative...............................    18,740      14,107      12,445
  Insurance recovery.......................................    (3,816)         --          --
  Write-off of in-process research and development.........     1,700      19,100       9,500
  Restructuring charge.....................................     5,600       3,791       7,031
  Goodwill impairment......................................    42,164          --          --
  Amortization of goodwill.................................    14,164       5,685       2,817
                                                             --------    --------    --------
          Total operating expenses.........................   174,827     106,559      90,128
                                                             --------    --------    --------
Loss from operations.......................................   (74,982)    (31,999)    (21,817)
Interest income and other, net.............................     1,836       4,887       3,474
Gain on investment, net....................................     1,973          --          --
Equity in income of unconsolidated affiliate...............        --          --       1,027
Gain on sale of investment in unconsolidated affiliate.....        --          --      11,748
                                                             --------    --------    --------
Loss before income taxes...................................   (71,173)    (27,112)     (5,568)
Provision for income taxes.................................       737         380       4,400
                                                             --------    --------    --------
Net Loss...................................................  $(71,910)   $(27,492)   $ (9,968)
                                                             ========    ========    ========
NET LOSS PER SHARE:
  Basic....................................................  $  (1.11)   $  (0.42)   $  (0.19)
  Diluted..................................................  $  (1.11)   $  (0.42)   $  (0.19)
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
  Basic....................................................    64,863      64,712      53,205
  Diluted..................................................    64,863      64,712      53,205

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Net loss....................................................  $(71,910)   $(27,492)   $(9,968)
Other comprehensive income (loss):
  Unrealized loss on investments............................        --         (13)        --
  Foreign currency translation adjustments..................      (899)     (1,462)       295
                                                              --------    --------    -------
Other comprehensive loss....................................  $(72,809)   $(28,967)   $(9,673)
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       RETAINED      ACCUMULATED
                                          COMMON STOCK                  ADDITIONAL     EARNINGS         OTHER
                                       -------------------   TREASURY    PAID-IN     (ACCUMULATED   COMPREHENSIVE
                                         SHARES     AMOUNT    STOCK      CAPITAL       DEFICIT)         LOSS         TOTAL
                                       ----------   ------   --------   ----------   ------------   -------------   -------
BALANCE, DECEMBER 31, 1997...........  43,752,930    $438          --    $ 91,564     $   5,996        $(1,911)     $96,087
Sale of common stock under employee
  stock purchase plan................     519,698       5          --         964            --             --          969
Exercise of stock options Common
  stock issued in....................     337,909       3          --         618            --             --          621
  Connection with FTP acquisition....  24,766,640     247          --      74,042            --             --       74,289
Issuance of NetManage options in
  exchange for FTP options...........          --      --      (4,246)      1,113            --             --        1,113
Repurchase of common stock for
  cash...............................  (2,028,700)     --          --          --            --             --       (4,246)
Translation adjustment...............          --      --          --          --            --            295          295
Net loss.............................          --      --      (4,246)         --        (9,968)            --        9,968)
                                       ----------    ----    --------    --------     ---------        -------      -------
BALANCE, DECEMBER 31, 1998...........  67,348,477     693          --     168,301        (3,972)        (1,616)     159,160
Sale of common stock under employee
  stock purchase plan................     609,185       6          --       1,003            --             --        1,009
Exercise of stock options............     175,787       2     (11,313)        302            --             --          304
Repurchase of common stock for
  cash...............................  (4,325,600)     --      (4,246)         --            --             --      (11,313)
Unrealized loss on investments.......          --      --                      --            --            (13)         (13)
Translation adjustment...............          --      --     (15,559)         --            --         (1,462)      (1,462)
Net loss.............................          --      --     (15,559)         --       (27,492)            --      (27,492)
                                       ----------    ----    --------    --------     ---------        -------      -------
BALANCE, DECEMBER 31, 1999...........  63,807,849     701          --     169,606       (31,464)        (3,091)     120,193
Sale of common stock under employee
  stock purchase plan................     707,229       7          --         969            --             --          976
Exercise of stock options............     634,647       7          --       1,192            --             --        1,199
Common stock and warrants issued in
  Connection with Aqueduct
  acquisition........................   1,121,495      11          --       4,314            --             --        4,325
Repurchase of common stock for
  cash...............................  (1,004,765)     --        (855)         --            --             --         (855)
Translation adjustment...............          --      --          --          --            --           (899)        (899)
Net loss.............................          --      --          --          --       (71,910)            --      (71,910)
                                       ----------    ----    --------    --------     ---------        -------      -------
BALANCE, DECEMBER 31, 2000...........  65,266,455    $726    $(16,414)   $176,081     $(103,374)       $(3,990)     $53,029
                                       ==========    ====    ========    ========     =========        =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
                                                            ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................  $ (71,910)   $(27,492)   $ (9,968)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization........................     19,623      11,681      10,060
     Provision for doubtful accounts and returns..........      1,105         790         378
     Equity in income of unconsolidated affiliate.........         --          --      (1,027)
     Gain on sale of investment in unconsolidated
       affiliate..........................................         --          --     (11,748)
     Write-off of in-process research and development.....      1,700      19,100       9,500
     Non-cash impairment charges..........................     42,164          --       1,511
     Gain on exchange of marketable securities............     (1,973)         --          --
     Change in operating assets and liabilities, net of
       business combinations:
       Accounts receivable................................      3,358       4,133      (2,603)
       Prepaid expenses and other current assets..........      9,159      (2,825)      6,763
       Other assets.......................................        588       1,658      (5,252)
       Accounts payable...................................     (2,054)     (2,483)     (1,228)
       Accrued liabilities, payroll and payroll-related
          expenses........................................    (14,174)       (512)     (5,935)
       Deferred revenue and other long-term liabilities...     (5,400)     (3,115)         70
       Income taxes payable...............................     (8,265)      4,063         833
                                                            ---------    --------    --------
          Net cash provided by (used in) operating
            activities....................................    (26,079)      4,998      (8,646)
                                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.....................   (214,193)    (56,861)    (96,628)
  Proceeds from maturities of short-term investments......    213,993     121,954      95,586
  Purchases of long-term investments......................         --     (23,973)    (37,915)
  Proceeds from maturities of long-term investments.......         --      53,274      35,935
  Proceeds from sale of investment in unconsolidated
     affiliate............................................         --          --      17,000
  Purchases of property and equipment.....................       (874)       (622)     (1,115)
  Acquisition of businesses, net of cash acquired.........         --     (68,445)     29,157
  Purchase of equity investment carried at cost...........     (1,500)         --          --
  Purchases of technology and other intangible assets.....         --        (150)         --
  Investment in unconsolidated affiliate..................         --          --         (33)
                                                            ---------    --------    --------
          Net cash provided by (used in) investing
            activities....................................     (2,574)     25,177      41,987
                                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of issuance
     costs................................................      2,175       1,313       1,590
  Repurchase of common stock..............................       (855)    (11,313)     (4,246)
                                                            ---------    --------    --------
          Net cash provided by (used in) financing
            activities....................................      1,320     (10,000)     (2,656)
                                                            ---------    --------    --------
Effect of exchange rate changes on cash...................       (729)       (200)       (287)
                                                            ---------    --------    --------
Net increase (decrease) in cash and cash equivalents......    (28,062)     19,975      30,398
Cash and cash equivalents, beginning of year..............     63,079      43,104      12,706
                                                            ---------    --------    --------
Cash and cash equivalents, end of year....................  $  35,017    $ 63,079    $ 43,104
                                                            =========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Income taxes.........................................  $     871    $    172    $     71
     Interest.............................................  $      70    $    182    $     67
  Non-Cash Transaction:
     Issuance of shares and warrants in connection with
       Aqueduct acquisition...............................  $   4,325

  The accompanying notes are an integral part of these consolidated financial statements.

                                NETMANAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS AND ORGANIZATION:

     NetManage, Inc. (the "Company") develops and markets software and service solutions that allow its customers to access and leverage the considerable investment they have in their host-based business applications, processes and data. The Company's business is primarily focused on providing a full spectrum of specific personal computer and network or application server-based software and tools. These products allow the Company's customers to access and use their mission-critical line-of-business host applications and resources: to publish information from existing host systems in a web presentation particularly to new users on the Internet; to create new web-based applications that leverage the corporation's existing business processes; and, to ensure the continued operation of these solutions through the incorporation and deployment of innovative real-time Internet-based support solutions.

     The Company develops and markets these software solutions to allow its customers to access and leverage applications, business processes and data on IBM corporate mainframe computers, IBM midrange computers such as AS/400, and on UNIX(R) based servers. The Company also develops and markets software that allows real-time application sharing on corporate networks and across the Internet for the purposes of application support, help and training. The Company provides professional support, maintenance and technical consultancy services to its customers.

     The Company has a range of access, publishing, and integration products. It also has a range of support connectivity products that provide real-time visual support in conjunction with help desk systems aimed at reducing the time and cost of end-user support. The Company's host access products provide the applications and solutions that allow end-user devices, including personal computers, to communicate with large centralized corporate computer systems. Host access products include RUMBA(R), and ViewNow(TM)families. Current publishing and integration brands include the OnWeb(R) family. The Company's real-time visual support connectivity products add value to its access, publishing and integration solution offerings, and also target new market segments. Also SupportNow(TM)software tools help reduce the length and cost of support phone calls from end-users, and help with end-user education and training.

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

  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Foreign Currency Translation and Foreign Exchange Contracts

     The functional currency of the Company's foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity.

                                NETMANAGE, INC.

     The Company currently does not enter into financial instruments for either trading or speculative purposes. Historically, financial instruments were used to reduce the impact of changes in foreign currency exchange rates. The principal instruments used were forward foreign exchange contracts of which the counter-parties were major financial institutions. As of December 31, 2000 the difference between the contract amounts and fair value was immaterial.

     Comprehensive Income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain/loss and unrealized gains or losses on marketable securities.

  Revenue Recognition

     The Company's revenues are derived from the sale of software licenses and related services, which include maintenance and support, consulting, and training services. License fees are earned under software license agreements to end-users and resellers and are generally recognized as revenue upon delivery of the software if collection of the resulting receivable is probable, the fee is fixed and determinable, and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. If vendor-specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until such evidence does exist for undelivered elements, or until all elements are delivered, whichever is earlier. Such undelivered elements in these arrangements typically consist of services. The Company offers its customers a 30-day right of return on sales and records an estimate of such returns at the time of product delivery based on historical experience. To date, such returns have been insignificant. Certain of the Company's sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. The Company defers recognition of such sales until the merchandise is sold by the distributor. The Company's international distributors generally do not have return rights and, as such, the Company generally recognizes sales to international distributors upon delivery if all other revenue recognition criteria described above have been met.

     Service revenues are derived from system updates for existing software products, user documentation and technical support, generally under annual service agreements, are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are recognized when the services are performed and the collectibility is deemed probable.

     The Company has recognized revenue in accordance with Statement of Position
(SOP) 97-2, "Software Revenue Recognition". Additionally, effective January 1, 2000, the Company recognized revenue in accordance with SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition."

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Short-term Investments

     The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's investments are currently classified as available-for-sale and held-to-maturity securities and are reported at fair value, with unrealized gains and losses, net of tax, reported in the Company's Consolidated Statement of Other Comprehensive Income. Held-to-maturity securities are valued using the amortized cost method. At December 31, 2000 and 1999, the fair value of the time deposit investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting

                                NETMANAGE, INC.

dates for those instruments. The carrying value of the Company's short-term investments by major security type consisted of the following as of December 31, 2000 and 1999 (in thousands):

                        DESCRIPTION                            2000     1999
                        -----------                           ------    ----
Available-for-sale securities...............................  $2,913    $ --
Held-to-maturity securities/time deposits...................     120     148
                                                              ------    ----
          Total.............................................  $3,033    $148
                                                              ======    ====

     On December 18, 2000 ServiceSoft was acquired by Broadbase, a publically traded company on NASDAQ. The Company recognized approximately $2.0 million gain on its investment in ServiceSoft and classified the Broadbase shares received in the transaction as available-for-sale securities.

  Other Investments

     On May 4, 2000 the Company invested $1.5 million in 2,822 Series B Preferred shares of stock in easyBASE, Ltd. The Chairman and Chief Executive Officer of the Company, Zvi Alon, also has a personal investment in easyBASE, Ltd.

  Property and Equipment

     Property and equipment are recorded at cost. Improvements, renewals and extraordinary repairs that extend the lives of the asset are capitalized, other repairs and maintenance are expensed. Depreciation is computed using the straight-line method over the following estimated useful lives:

           CLASSIFICATION                              LIFE
           --------------                              ----
Computer software and equipment......  2 to 3 years
Furniture and fixtures...............  5 years
Leasehold improvements...............  Shorter of the lease term or the estimated useful life

  Goodwill

     Goodwill and other intangible assets acquired are being amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. Accumulated amortization was approximately $25.8 million and $11.6 million at December 31, 2000 and 1999, respectively.

     Subsequent to its acquisitions, the Company assesses long-lived assets acquired for impairment under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under those rules, the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates possible impairment of long-lived assets using estimates of undiscounted future cash flows. Impairment loss to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.

     In the first six months of 2000, revenues, primarily from the Wall Data and FTP products, fell short of the level of revenues anticipated prior to the acquisitions. In management's judgment this short-fall in the level of revenue was not a temporary condition. As a result, the Company revisited its strategy to refocus itself on core competencies, revised its business plan, and its projected future revenues for each family of products.

                                NETMANAGE, INC.

Management believed it was necessary to restructure the Company and reduce operating expenses expected to be less than or in line with the revised anticipated level of revenues, which were comparable to revenues generated during the first half of fiscal 2000.

     As a result, the Company announced a restructuring on August 3, 2000 (see
Note 4). As part of the restructuring, the Company reduced its workforce by approximately 17%, consisting mainly of Engineering and Customer support personnel who were focussed primarily on the Company's older technologies, acquired through Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and the Company's ability to enhance and expand product acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families.

     Based on management's analysis of revised product directions, revenue forecasts and undiscounted future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, the Company determined that there was a permanent impairment of the long-lived assets related to the acquisitions of Wall Data and FTP Software. The Company reevaluated the fair value of these long-lived assets and intangibles using primarily the estimated discounted cash flows method. Management used the same methodology to evaluate the fair value of its long-lived assets and intangibles to allocate purchase price at the time of acquisition. As a result the Company wrote off $42.2 million of goodwill and other intangibles through a charge to operations in the third quarter of fiscal 2000. This has been reflected in the accompanying Consolidated Statement of Operations as a "Goodwill Impairment".

     In the fourth quarter of 2000, the Company determined that it had overestimated the liabilities assumed in the FTP and Wall Data acquisition by $9.4 million. The Company reversed this amount by reducing the remaining goodwill and other intangibles acquired.

  Accrued Liabilities and Restructuring

     The Company's accrued liabilities at December 31, 2000 and 1999 consisted of the following (in thousands):

                       DESCRIPTION                          2000       1999
                       -----------                         -------    -------
Costs related to acquisitions............................  $ 2,054    $15,871
Restructuring (see Note 4)...............................    4,997      7,798
Other accruals...........................................   10,375     16,091
                                                           -------    -------
          Total..........................................  $17,426    $39,760
                                                           =======    =======

     The Company accounts for restructuring charges under the provisions of Emerging Issues Task Force (EITF) No. 94-3 "Liability Recognition for Certain Employee Termination benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin (SAB) No. 100 regarding the accounting for and disclosure of certain expenses commonly reported in connection with exist activities and business combinations.

  Software Development Costs

     Software development costs are accounted for in accordance with SFAS No. 86, "Accounting for Computer Software to be Sold, Leased or Otherwise Marketed," under which capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as the development of a working model and further defines as the development of a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and

                                NETMANAGE, INC.

changes in technology. Such costs are reported at the lower of unamortized cost or net realizable value. Amortization of purchased software is generally computed on a straight-line basis over one to five years or, if less, the estimated remaining economic life of the underlying products. To date, internal software development costs that were eligible for capitalization have not been significant, and the Company has charged all software development costs to research and development as incurred.

     For the years ended December 31, 2000, 1999, and 1998, approximately $0.1 million, $0.1 million and $0.1 million, respectively, is included in the accompanying Consolidated Statements of Operations in cost of revenues for the amortization of software purchased and capitalized.

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

  Net Loss Per Share

     Basic net loss per share data has been computed using the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted average number of shares of common stock and dilutive potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the years ended December 31, 2000, 1999, and 1998, the number of shares used in the computation of diluted earnings per share were the same as those used for the computation of basic earnings per share. Potentially dilutive securities of 7,026,115, 9,424,191, and 5,444,330, were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the years ended December 31, 2000, 1999 and 1998, respectively.

  New Accounting Standards

     In March 2000, the Financial Accounting Standard Board, or FASB, issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board, or APB, Opinion No. 25. This interpretation provides guidance regarding the application of APB No. 25 to stock compensation involving employees. This interpretation was effective July 1, 2000 and did not have a material effect on the Company's consolidated financial position, result of operations, or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The Company adopted SAB 101 in the fourth quarter of its fiscal 2000. The adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative

                                NETMANAGE, INC.

Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. The The Company does not expect the adoption of SFAS No. 133 and SFAS No. 138 to have a material impact on its financial statements.

  Reclassifications

     Certain reclassifications were made to prior year amounts to conform to current year presentation.

 3. ACQUISITIONS

     On June 5, 2000, the Company completed its acquisition of Aqueduct Software, Inc.. ("Aqueduct"), an early stage web-based application intelligence company. The Company issued 1,121,495 shares of NetManage common stock and issued warrants and options to purchase an additional 727,237 shares for all the outstanding stock of Aqueduct including the retirement of $2.2 million of notes payable and accrued interest. The Company also hired the three employees of Aqueduct. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Aqueduct from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

     The aggregate purchase price for the acquisition of Aqueduct was computed as follows (in thousands):

Value of NetManage common stock and warrants issued.........  $4,325
Acquisition costs...........................................     311
                                                              ------
                                                              $4,636
                                                              ======

     The purchase price is allocated as follows (in thousands):

Cash and investments........................................  $    4
Other current and non-current assets........................      12
Equipment...................................................      28
Intangible assets...........................................   2,979
In-process research and development.........................   1,700
Liabilities assumed.........................................     (87)
                                                              ------
     Net assets acquired....................................  $4,636
                                                              ======

     In connection with the acquisition of Aqueduct, the Company allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles of $3.0 million, consisting of goodwill, developed technology, assembled work force are included in goodwill and other intangibles in the accompanying balance sheets, and are being amortized over their estimated useful lives of five years.

     On December 29, 1999, the Company completed its acquisition of Wall Data Incorporated ("Wall Data"). The Company acquired a total of 10,203,344 outstanding shares of Wall Data common stock and paid cash to qualifying Wall Data option holders and employee stock purchase plan participants pursuant to a cash tender offer of $9.00 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $94.0 million. The Company completed the transaction in two stages. On November 26, 1999, the Company acquired approximately 89% of the outstanding shares of Wall Data pursuant to the cash tender offer. The Company acquired the remaining outstanding shares of Wall Data by means of a merger completed in accordance with Washington law on December 29, 1999. The acquisition was accounted for

                                NETMANAGE, INC.

using the purchase method of accounting and, accordingly, the results of Wall Data from the date of acquisition forward have been recorded in the Company's consolidated financial statements. As of December 31, 2000, the Company had approximately $2.0 million of acquisition-related costs for Wall Data which are included in accrued liabilities in the Company's consolidated balance sheet. In December 2000, the Company recorded a decrease to intangible assets of approximately $8.3 million as a result of the excess liabilities assumed reversal (see note 2). The following tables reflect this adjustment.

     The aggregate purchase price for the acquisition of Wall Data was computed as follows (in thousands):

Cash payments pursuant to tender offer....................  $ 94,048
Acquisition costs.........................................     9,456
                                                            --------
                                                            $103,504
                                                            ========

     The purchase price is allocated as follows (in thousands):

Cash and investments......................................  $ 48,597
Other current and non-current assets......................    15,374
Equipment.................................................     6,763
Intangible assets.........................................    45,571
In-process research and development.......................    12,400
Liabilities assumed, as adjusted..........................   (25,201)
                                                            --------
     Net assets acquired..................................  $103,504
                                                            ========

     In connection with the acquisition of Wall Data, the Company allocated $12.4 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles of $54.9 million, consisting of goodwill, developed technology, installed customer base, tradename and assembled work force, are included in goodwill and other intangibles in the accompanying balance sheets, and are being amortized over their estimated useful lives of five years.

     As of the acquisition date, Wall Data's significant ongoing research and development projects included next-generation versions of current technologies and development of new web-to-host and PC-to-host product technologies. At the time of the acquisition, these projects had estimated completion percentages of approximately 15% to 90%, estimated technology lives of five to seven years, and projected product introduction dates of early to mid 2000.

     As a result of the reduction in staff as part of the restructuring in August 2000, a number of product development projects were impacted and product introductions delayed. As of December 31, 2000, the PC-to-host and web-to-host projects had estimated completion percentages of approximately 75% to 95% with remaining projected product introduction dates to mid 2001.

     The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally related to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the developmental products can be produced to meet their design requirements, including functions, features, and technical and economic performance requirements. Anticipated completion dates ranged from 3 to 6 months, at which times the Company expected to begin selling the developed products. Development costs to complete the R&D were estimated at approximately $2.4 million. As of December 31, 2000, anticipated completion dates remained in the range of 3 to 6 months. Development costs to complete the R&D were estimated at approximately $1.0 million

                                NETMANAGE, INC.

     The Company allocated value to the in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Wall Data's next-generation technologies and products. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The Company used discount rates of 20% to 30% for the calculation of present value of cash flows. The discount rates used for the in-process technologies was higher than the Company's weighted average cost of capital due to the risk of realizing cash flows from projects that had yet to reach technological feasibility.

     The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors at the time of the acquisition. Future revenue estimates at the time of the acquisition were aggregated into three product categories: Web-to-host, PC-to-host, and Rumba tools/other. Web-to-host product revenues were estimated to increase at a compound annual rate of approximately 68% for fiscal years 1999 through 2002, stabilizing at a 10% growth after 2002. All other product revenues were assumed to decline steadily as customers migrate to next-generation technologies.

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

     Because these projects were not successfully developed, the sales and profitability of the combined company have been adversely affected since the acquisition. Additionally, the value of other acquired intangible assets has become impaired. As a result the Company wrote off $32.2 million of goodwill and other intangibles through a charge to operations in the third quarter of fiscal 2000 (see Note 2).

     The following unaudited pro forma financial information shows the results of operations for the years ended December 31, 1999 and 1998 as if the acquisition of Wall Data had occurred at the beginning of the periods presented and at the same aggregate purchase price. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma financial data for the year ended December 31, 1999 combines the Company's results for the year ended December 31, 1999 with the results of Wall Data for the period from February 1, 1999 through the date of acquisition. The pro forma financial data for 1998 combines the Company's results of operations for the year ended December 31, 1998 with Wall Data's results of operations for the year ended January 31, 1999. The following unaudited pro forma financial

                                NETMANAGE, INC.

data includes the straight-line amortization of intangibles over a period of five to seven years and excludes the charge for in-process research and development (in thousands, except per share amounts):

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            1999          1998
                                                         ----------    ----------
Revenue................................................   $138,706      $224,539
Net loss...............................................   $(70,073)     $(14,429)
Net loss per share, diluted............................   $  (1.08)     $  (0.28)
Weighted average common shares, diluted................     64,712        53,205

     On December 10, 1999, the Company completed its acquisition of Simware Inc. ("Simware"), a leading provider of e-commerce solutions and web integration servers. The Company acquired a total of 7,503,372 shares of Simware common stock and paid cash to qualifying Simware option holders and employee stock purchase plan participants pursuant to a cash tender offer of $3.75 per common share. The Company completed the transaction in two stages. On November 2, 1999, the Company acquired approximately 91% of the outstanding shares of Simware pursuant to the cash tender offer. The Company acquired the remaining outstanding shares of Simware by means of a compulsory acquisition completed in accordance with Canadian law on December 10, 1999. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Simware from the date of acquisition forward have been recorded in the Company's consolidated financial statements. As of December 31, 2000, the Company had no acquisition costs for Simware in accrued liabilities in the Company's consolidated balance sheet.

     The aggregate purchase price for the acquisition of Simware was computed as follows (in thousands):

Cash payments pursuant to tender offer.....................  $29,191
Acquisition costs..........................................      953
                                                             -------
                                                             $30,144
                                                             =======

     The purchase price is allocated as follows (in thousands):

Cash and investments.......................................  $ 2,188
Other current and non-current assets.......................    6,512
Equipment..................................................    1,170
Intangible assets..........................................   18,166
In-process research and development........................    6,700
Liabilities assumed........................................   (4,592)
                                                             -------
     Net assets acquired...................................  $30,144
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

     As of the acquisition date, Simware's significant ongoing research and development projects included next-generation versions of current technologies and development of new web-based product technologies. At the time of the acquisition, these projects had an estimated aggregate completion percentage of approximately 50%; estimated technology lives of five to seven years; and projected product introduction dates of mid to late 2000.

                                NETMANAGE, INC.

     The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the developmental products can be produced to meet their design requirements, including functions, features, technical, and economic performance requirements. Anticipated completion dates ranged from 6 to 12 months, at which times the Company expected to begin selling the developed products. Development costs to complete the R&D were estimated at approximately $1.9 million.

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

     The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, the nature, expected timing of new product introductions by the Company, and its competitors. Future revenue estimates were aggregated into four product categories: Salvo, A2B/Sim, Rexxware, and Other. Salvo-based product revenues were estimated to increase at a compound annual rate of approximately 77% for fiscal years 1999 through 2002, stabilizing at 20% growth after 2002. All other product revenues were assumed to decline steadily as customers are converted to Simware's next-generation technologies.

     Operating expenses used in the valuation analysis of Simware included; (i) cost of sales, (ii) selling, general, administrative expenses, and (iii) research and development expenses. Operating expenses were estimated based on data provided by management. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

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

     The following unaudited pro forma financial information shows the results of operations for the years ended December 31, 1999 and 1998 as if the acquisition of Simware had occurred at the beginning of the periods presented and at the same aggregate purchase price. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma financial data for the year ended December 31, 1999 combines the Company's results for the year ended December 31, 1999 with the results of Simware for the period from February 1, 1999 through the date of acquisition. The pro forma financial data for 1998 combine the Company's results of operations for the year ended December 31, 1998 with Simware's results of operations for the year ended January 31, 1999. The following unaudited pro forma financial data

                                NETMANAGE, INC.

include the straight-line amortization of intangibles over a period of five to seven years and excludes the charge for in-process research and development (in thousands, except per share amounts):

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

     The aggregate purchase price for the acquisition of FTP is computed as follows (in thousands):

Value of NetManage common stock issued.....................  $74,042
Vale of options assumed....................................    1,113
Acquisition cost...........................................    3,157
                                                             -------
                                                             $78,312
                                                             =======

     The purchase price is allocated as follows (in thousands):

Cash and investments.......................................  $61,249
Other current assets.......................................   10,138
Equipment..................................................    5,838
Intangible assets, as adjusted.............................   21,306
In-process research and development........................    9,500
Current liabilities assumed, including FTP related
  restructuring accrual, as adjusted.......................  (29,719)
                                                             -------
     Net assets acquired...................................  $78,312
                                                             =======

     In December 2000, the Company recorded a decrease to intangible assets of approximately $1.1 million as a result of the excess liabilities assumed reversal (see Note 2).

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

                                NETMANAGE, INC.

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

     The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors at the time of the acquisition. Future revenue estimates at the time of the acquisition were aggregated into four product categories: 16-bit, 32-bit, Web-based, and other. Web-based product revenues were estimated to increase at a compound annual rate of approximately 50% for fiscal years 1999 through 2002, stabilizing at 10% growth after 2002.

     Operating expenses used in the valuation analysis of FTP included: (i) cost of sales; (ii) selling, general, and administrative expenses; and (iii) research and development expenses. Operating expenses were estimated based on data provided by management. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

     Because these projects were not successfully developed, the sales and profitability of the combined company have been adversely affected since the acquisition. Additionally, the value of other acquired intangible assets has become partially impaired. As a result the Company wrote off $10.0 million of goodwill and other intangibles through a charge to operations in the third quarter of fiscal 2000 (see Note 2).

     The following unaudited pro forma financial information shows the results of operations for the year ended December 31, 1998 as if the acquisition of FTP had occurred at the beginning of the periods presented and at the same aggregate purchase price. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma financial data for the year ended December 31, 1998 combines the Company's results for the year ended December 31, 1998 with the results of FTP for the period from January 1, 1998 through the date of acquisition (August 26, 1998.) The following unaudited

                                NETMANAGE, INC.

pro forma financial data include the straight-line amortization of intangibles over a period of five to seven years and excludes the charge for in-process research and development (in thousands, except per share amounts):

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1998
                                                          ------------
Revenue.................................................    $ 96,545
Net loss................................................    $(11,319)
Net loss per share, diluted.............................    $  (0.18)
Weighted average common shares, diluted.................      61,940

     In December 1998, the Company sold its equity interest in NetVision for $17.0 million. The Company's ownership interest prior to the sale was approximately 32%. In connection with this transaction, the Company recorded a gain on the sale of stock by NetVision of $11.7 million, which is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 1998.

 4. RESTRUCTURING OF OPERATIONS

     On August 3, 2000, the Company announced a restructuring of its operations designed to re-focus the Company on core business functions and reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses and the write down of certain assets (see Note
2). The total amount of the restructuring charge was $5.6 million. The restructuring charge includes primarily approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations and an $800,000 settlement to Verity for a software license that the Company does not plan to use and accordingly has written-off. As of December 31, 2000, the Company had incurred costs totaling approximately $3.6 million related to the restructuring, which required $3.6 million in cash expenditures. The remaining reserve related to this restructuring was approximately $2.0 million which is included in accrued liabilities.

     The following table lists the components of the August 2000 NetManage restructuring charge for the year ended December 31, 2000 (in thousands):

                                              EMPLOYEE      EXCESS        VERITY
                                               COSTS      FACILITIES    SETTLEMENT    OTHER    TOTAL
                                              --------    ----------    ----------    -----    ------
Initial reserve established.................   $1,600       $3,000         $800       $200     $5,600
Reserve utilized in
  year ended December 31, 2000..............   (1,500)      (1,116)        (800)      (100)    (3,516)
                                               ------       ------         ----       ----     ------
Balance at December 31, 2000................   $  100       $1,884         $ --       $100     $2,084
                                               ======       ======         ====       ====     ======

     In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations and $1.4 million of employee-related expenses for employee terminations. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of December 31, 2000, the Company had incurred costs totaling approximately $ 2.4 million related to the restructuring, which required $2.4 million in cash expenditures.

                                NETMANAGE, INC.

     The following table lists the components of the NetManage restructuring charge from 1999 for the years ended December 31, 2000 and 1999 (in thousands):

                                                       EMPLOYEE      EXCESS
                                                        COSTS      FACILITIES    OTHER     TOTAL
                                                       --------    ----------    -----    -------
Reserve provided in 1999.............................  $ 1,448       $1,868      $ 475    $ 3,791
Reserve utilized in 1999.............................     (151)          --         --       (151)
                                                       -------       ------      -----    -------
Balance at December 31, 1999.........................    1,297        1,868        475      3,640
Reserve utilized in 2000.............................   (1,297)        (729)      (175)    (2,202)
                                                       -------       ------      -----    -------
Balance at December 31, 2000.........................  $    --       $1,139      $(299)   $ 1,438
                                                       =======       ======      =====    =======

     In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. The restructuring charge includes approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities are downsized or closed, facilities-related expenses associated with the consolidation of redundant operations and $1.5 million of employee-related expenses for employee terminations. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of acquisition was assumed by the Company in connection with the acquisition. The two restructuring plans included a reduction in the Company's worldwide workforce, reduction of office space, and the closure of four domestic locations, all of FTP's international facilities, and additional NetManage international locations. The reduction in force involved approximately 150 employees. Asset related write-offs primarily relate to leasehold improvements, computers, and communications equipment which would no longer be used when facilities were closed or downsized and headcount was reduced. The Company completed the majority of the restructuring actions by the end of 1998. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $13.7 million, which was expected to be funded from internal operations. As of December 31, 1999, the Company had incurred costs totaling approximately $16.9 million related to the restructuring, which required $13.3 million in cash expenditures. On September 30, 1999, the Company increased the FTP restructuring reserve by $2.7 million which, after an evaluation of the restructuring charges and actions taken since the initial restructuring charge was taken, was determined to be the increase necessary for anticipated continued restructuring activities. The increase relates to lease commitments for FTP facilities which the Company has been unable to extricate itself from the lease or find suitable sublease tenants. As the additional reserve relates to FTP facilities and the closure of those facilities was initiated prior to the acquisition of FTP, the increase to the restructuring reserve was recorded as part of an adjustment to the FTP purchase price allocation resulting in additional goodwill (see Note 3). At December 31, 2000, the remaining FTP reserve related to this restructuring plan was approximately $1.4 million.

                                NETMANAGE, INC.

     The following table lists the components of the NetManage restructuring charge from 1998 for the years ended December 31, 2000, 1999, and 1998 (in thousands) are reflected below:

                                                     EMPLOYEE    EXCESS       EXCESS
                                                      COSTS      ASSETS     FACILITIES     TOTAL
                                                     --------    -------    ----------    --------
Reserve provided in 1998...........................  $ 7,284     $ 2,674     $ 6,794      $ 16,752
Reserve utilized in 1998...........................   (6,693)     (1,585)     (3,250)      (11,588)
                                                     -------     -------     -------      --------
Balance at December 31, 1998.......................      591       1,089       3,544         5,224
Reserve utilized in 1999...........................     (591)     (1,089)     (3,744)       (5,424)
Addition to reserve recorded as adjustment to FTP
  purchase price allocation........................       --          --       2,722         2,722
                                                     -------     -------     -------      --------
Balance at December 31, 1999.......................                   --       2,522         2,522
Reserve utilized in 2000...........................                           (1,414)       (1,414)
                                                     -------     -------     -------      --------
Balance at December 31, 2000.......................  $    --     $    --     $ 1,108      $  1,108
                                                     =======     =======     =======      ========

 5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     On May 21, 1999, Verity filed a complaint against the Company alleging claims for breach of contract, contractual and tortious breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, conspiracy, and indemnification. The complaint arose out of the sale by FTP of certain technology to Verity. Verity claimed that FTP's representations and warranties regarding its ownership of the technology sold were inaccurate, especially insofar as a third party claimed ownership of the technology. Verity sought compensatory and punitive damages in an unspecified amount, and attorneys' fees. The action was pending in the Superior Court for the County of Santa Clara. The Company answered the complaint denying the allegations and raising several affirmative defenses, among them that it had secured a release from the third party of any claims it might have otherwise had against Verity regarding ownership of the technology. However, NetManage decided to settle the matter on August 15, 2000 by agreeing to secure license and distribution rights for 100,000 copies of Verity software for $800,000.

     On October 10, 1997, a shareholder derivative action was filed in the United States District Court for the Northern District of California against nine present and former officers and directors of the Company. Sucher v. Alon et al., No. C-98-203-CRB. The complaint alleged that the defendants violated various fiduciary duties to the Company; the Company is named as a nominal defendant. The complaint was predicated on the factual allegations contained in the Head and Molinari class action complaints, and sought an unspecified amount of damages. On November 6, 1998, the court dismissed the complaint without leave to amend on the grounds that plaintiffs had failed to make a pre-litigation demand on the Company's board of directors. Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. An agreement in principle had been reached to settle the derivative case. In January of 2001, the Court gave final approval of the settlement. This matter was settled, with no admission of guilt, for a cash payment of $100,000 by NetManage's insurance carriers.

     On January 9, 1997, a securities class action complaint, Head, et al. v. Netmanage, Inc., et al., No. 07763295, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and current and former officers. On January 10, 1997, the same plaintiffs filed a securities class action complaint, Head, et al. v. NetManage, Inc., et al., No. C-97-4385-CRB, in the United States District Court for the Northern District of California, against the same defendants. Both complaints alleged that, between July 25, 1995 and January 11, 1996 the defendants made false or misleading statements of material fact about the Company's prospects and failed to follow generally accepted accounting principles. The state court complaint asserted claims under California state law; the federal court complaint asserted

                                NETMANAGE, INC.

claims under the federal securities law. On March 21, 1997, a securities class action complaint, Interactive Data Systems, Inc., et al. v. Netmanage Inc., et al., No. CV764945, was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its directors and officers. On June 19, 1997, one of the plaintiffs in that action filed a securities class action complaint, Molinari v. NetManage, Inc., et al., No. C-98-202-CRB, in the United States District Court for the Northern District of California against the same defendants. Both complaints alleged that, between April 18, 1996 and July 18, 1996, the defendants made false or misleading statements of material fact about the Company's prospects. On September 19, 1997, a class action substantially similar to the Head action was filed, Beasley v. NetManage, Inc., et al.,C-98-1794 CRB (N.D. Cal.), seeking an unspecified amount of damages. The federal court certified the purported class. On December 30, 1998, the federal court granted without leave to amend the defendant's motion to dismiss the second amended complaint in the Head federal action. Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On February 2, 1999, the federal court dismissed with prejudice the Beasley action pursuant to its order in the Head action. The individual cases of Head, Molinari, Beasley,& Interactive Data were consolidated into NetManage I (federal claims) and NetManage II (state claims). In November 2000, all were collectively settled for a cash payment of $5.1 million by NetManage's insurance carriers.

     On March 14, 1996, a securities class action complaint, Greeble v. FTP Software, Inc., et al., No 96-10544, was filed in the United States District Court for the District of Massachusetts against FTP and certain of its former officers and directors. The complaint alleged that between July 14, 1995 and January 3, 1996, defendants violated the federal securities laws by making false and misleading statements of material fact about FTP's prospects and financial statements. NetManage acquired FTP in August 1998. On September 24, 1998, the district court granted defendants' motion for partial summary judgment and granted without leave to amend defendants' renewed motion to dismiss the complaint. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on June 9, 1999. By order dated October 8, 1999, the United States Court of Appeals for the First Circuit affirmed the district court's dismissal. Plaintiffs time to petition for review by the United States Supreme Court expired and as a result the case has been closed.

     In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). After remand, the Company renewed its motion to dismiss. On March 22, 2000, a hearing on motion to dismiss was held by the district court. The district court again dismissed the complaint without leave to amend. The plaintiffs again filed a notice of appeal in the Ninth Circuit. The Company is awaiting the results of oral arguments held in the Ninth Circuit on March 20, 2001. The Company believes the case is without merit and intends to defend it vigorously.

     As the outcome of any case cannot be reasonably determined, the Company is unable to make any assurance as to whether the result in a case will have a material or adverse effect on the Company's financial position or results of operations. Moreover, the Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on the Company's business, financial position or results of operations.

                                NETMANAGE, INC.

  Leases

     Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. As of December 31, 2000, future minimum rental and lease payments under operating leases are as follows (in thousands):

                                                             OPERATING
                           YEAR                               LEASES
                           ----                              ---------
2001.......................................................   $ 4,967
2002.......................................................     4,625
2003.......................................................     4,640
2004.......................................................     3,451
2005.......................................................       911
Thereafter.................................................     2,491
                                                              -------
          Total minimum obligations, net of sublease
            payments.......................................   $21,085
                                                              -------

     Rent expense was approximately $6.3 million, $3.4 million, and $2.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, net of sublease payments.

 6. CAPITAL STOCK

  Common Stock

     As of December 31, 2000, the Company has reserved the following shares of authorized but unissued common stock:

Employee stock option plans...............................  5,493,926
Directors' stock option plan..............................    659,835
Employee stock purchase plan..............................    550,966
                                                            ---------
                                                            6,704,727
                                                            =========

  Stock Repurchase Plan

     Previously, the Company's Board of Directors authorized the purchase of up to 9 million shares of the Company's common stock for general corporate purposes. During 2000, 1999 and 1998, the Company purchased 1,004,765, 4,325,600, and 2,028,700 shares of its common stock, respectively, on the open market at an average purchase price of $0.85, $2.62, and $2.09 per share, respectively, for a total cost of $0.9 million, $11.3 million, and $4.2 million, respectively.

  Employee Stock Option Plans

     In October 1999, the Board of Directors adopted the 1999 Non-Statutory Stock Option Plan (the "1999 Plan"). The Board of Directors authorized and reserved for the issuance of 4,000,000 shares of the Company's common stock. The 1999 Plan provides for the grant of non-qualified stock options for employees. Options may not be granted to officers and directors, except as an essential inducement to an officer entering into an employment agreement regarding his or her initial service with the Company. The 1999 Plan does not allow for issuance to directors of the Company. The exercise price of stock options issued under the 1999 Plan is established by the 1999 Plan Administrator, which is a committee of the Board of Directors. Options granted under the 1999 Plan become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the 1999 Plan is 10 years.

                                NETMANAGE, INC.

     During 1992, the Company established the 1992 Employee Stock Option Plan (the "1992 Plan"). The Company currently has authorized a total of 12,000,000 shares for issuance under the 1992 Plan. In June 2000, the Company filed a registration statement authorizing an additional 2,200,000 shares for issuance under the 1992 Plan after the approval of an amendment to the 1992 Plan at the Company's Annual Shareholders' Meeting on May 31, 2000. The 1992 Plan provides for the grant by the Company of incentive stock options to employees and officers and non-statutory stock options to employees, officers, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% of such fair market value in the case of a grant to a holder of more than 10% of the voting power of the Company's outstanding capital stock (a "10% stockholder")); the exercise price of non-statutory options may not be less than 85% of such fair market value. Up until mid-1997, options granted under the 1992 Plan generally were scheduled to become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. From mid-1997 until September 1998, options granted under the 1992 Plan for new hires generally were scheduled to become exercisable at a rate of one-fifth of the shares subject to the option at the end of the first year and 1/60 of the shares subject to the option at the end of each calendar month thereafter. Beginning in September 1998, options granted under the 1992 Plan become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the 1992 Plan is 10 years (five years in the case of an incentive option granted to a 10% stockholder).

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

     In October 1998, the Company's Board of Directors approved an option exchange program pursuant to which all directors and employees of the Company were given the opportunity to exchange any or all of their existing options for new options covering a number of shares of the Company's common stock determined under a formula that took into account the original number of shares, term and vesting schedule of the existing options, at an exercise price of $1.00 per share (being the fair market value of the Company's common stock on the grant date of the new options). The new options become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/36of the remaining shares subject to the option at the end of each calendar month thereafter, and have a term of 10 years from the date of grant. Pursuant to this exchange offer, options covering an aggregate of 3,020,421 shares of the Company's common stock, with exercise prices ranging from $1.00 to $43.64 per share, were exchanged for options covering an aggregate of 2,196,612 shares of the Company's common stock.

     In September 1997 and January 1997 , upon approval by the Company's Board of Directors, the Company repriced 1,703,624 and 3,451,079, options respectively, originally issued at prices ranging from $3.25

                                NETMANAGE, INC.

to $6.00 and $6.63 to $21.25, respectively. The options were repriced at the then current market value of the Company's common stock of $3.06 for the September 1997 repricing and $6.00 for the January 1997 repricing.

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

  Employee Stock Purchase Plan

     In July 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") and reserved 2,400,000 shares of common stock for future issuance under the Purchase Plan. In June 2000, the Company filed a registration statement authorizing an additional 1,000,000 shares for issuance under the 1992 Plan after the approval of an amendment to the Purchase Plan at the Company's Annual Shareholders' Meeting on May 31, 2000. Under the Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at a price per share that is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. For the years ended December 31, 2000, 1999 and 1998 , 707,229, 609,185 and 519,698 shares were issued under the
Purchase Plan, respectively, at prices ranging from $1.09 to $1.75, $1.24 to $1.83 and $1.28 to $2.87 per share, respectively

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

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net loss:
  As reported......................................  $(71,910)   $(27,492)   $ (9,968)
  Pro forma........................................   (74,357)    (29,947)    (12,922)
Net loss per share:
  As reported......................................  $  (1.11)   $  (0.42)   $  (0.19)
  Pro forma -- Basic...............................     (1.15)      (0.46)      (0.24)

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

                                NETMANAGE, INC.

     Option activity, including the Acquired Options, under the Company's stock option plans was as follows:

                                                                               WEIGHTED
                                                 OPTIONS                       AVERAGE
                                                AVAILABLE       SHARES      EXERCISE PRICE
                                                ----------    ----------    --------------
Balance at December 31, 1997..................   4,622,371     3,613,521         3.00
  Authorized..................................   1,470,875            --
  Granted.....................................  (9,623,317)    9,623,317         3.89
  Exercised...................................          --      (337,909)        1.81
  Terminated..................................   7,454,599    (7,454,599)        4.96
                                                ----------    ----------
Balance at December 31, 1998..................   3,924,528     5,444,330         1.96
  Authorized..................................   4,000,000            --
  Granted.....................................  (6,532,393)    6,532,393         3.21
  Exercised...................................          --      (175,787)        2.23
  Terminated..................................   1,725,495    (1,725,495)        1.96
  Terminated FTP..............................          --      (651,250)        3.86
                                                ----------    ----------
Balance at December 31, 1999..................   3,117,630     9,424,191         2.66
  Authorized..................................   1,000,000            --
  Granted.....................................  (3,285,967)    3,285,967         3.39
  Exercised...................................          --      (904,237)        1.69
  Terminated..................................   4,779,806    (4,779,806)        3.13
                                                ----------    ----------
Balance at December 31, 2000..................   5,611,469     7,026,115         2.42
                                                ==========    ==========
Exercisable at December 31, 1998..............          --       640,862         4.61
Exercisable at December 31, 1999..............          --       941,949         1.92
Exercisable at December 31, 2000..............          --     1,693,325         2.42

     The following table summarizes the Company's outstanding options as of December 31, 2000:

                       OPTIONS OUTSTANDING
-----------------------------------------------------------------       OPTIONS EXERCISABLE
                                  WEIGHTED                          ----------------------------
                                  AVERAGE            WEIGHTED                        WEIGHTED
                                 REMAINING           AVERAGE                         AVERAGE
   RANGE OF       NUMBER            LIFE             EXERCISE         NUMBER         EXERCISE
EXERCISE PRICE  OUTSTANDING       (YEARS)             PRICE         EXERCISABLE       PRICE
--------------  -----------   ----------------   ----------------   -----------   --------------
$ .75 - $ 1.28..  1,756,008         8.88              $ .97            364,119        $1.00
$1.72 - $ 2.12..  1,761,964         9.59              $1.97            588,549        $1.93
$2.16 - $ 4.13..  1,568,282         6.88              $2.80            457,292        $2.89
$4.41 - $10.31..  1,939,861         8.65              $5.38            283,365        $4.49
                 ---------                                           ---------
$ .75 - $10.31..  7,026,115         9.36              $2.84          1,693,325        $2.42
                 =========                                           =========

                                NETMANAGE, INC.

     The weighted average fair values of options granted during 2000, 1999 and 1998 were $3.39, $2.59, and $1.19 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                           2000              1999              1998
                                     ----------------  ----------------  ----------------
Volatility.........................      116.66%           192.45%           207.25%
Risk-free interest rate............       6.00%         4.64% - 5.95%     4.07% - 5.87%
Dividend yield.....................       0.00%             0.00%             0.00%
Expected term......................    3 - 4 months      3 - 4 months      3 - 4 months
                                     beyond vest date  beyond vest date  beyond vest date

 7. INCOME TAXES

     The provision for income taxes is based upon loss before income taxes as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Domestic...........................................  $(60,766)   $(13,172)   $(12,128)
Foreign............................................   (10,407)    (13,940)      6,560
                                                     --------    --------    --------
                                                     $(71,173)   $(27,112)   $ (5,568)
                                                     ========    ========    ========

     The components of the provision for income taxes are as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                             2000      1999      1998
                                                             -----    ------    -------
Current
  Federal..................................................  $ --     $   8     $   --
  State....................................................    78        50          2
  Foreign..................................................   659       372      2,400
                                                             ----     -----     ------
          Total current....................................   737       430      2,402
                                                             ----     -----     ------
Deferred
  Federal..................................................    --        54      1,978
  State....................................................    --        26         20
  Foreign..................................................    --      (130)        --
                                                             ----     -----     ------
          Total deferred...................................    --       (50)     1,998
                                                             ----     -----     ------
Provision for income taxes.................................  $737     $ 380     $4,400
                                                             ====     =====     ======

                                NETMANAGE, INC.

     The provision for income taxes differs from the amounts which would result by applying the applicable statutory federal income tax rate to income before taxes, as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Benefit at federal statutory rate....................  $(23,983)   $(9,489)   $(1,949)
State income taxes, net of federal tax benefit.......    (3,608)    (1,627)      (320)
Nontaxable interest income...........................       (31)       (82)      (469)
Foreign losses benefited at a lower tax rate.........     4,151      2,310         --
Nondeductible write-off of in-process research and
  development........................................       680      7,831      3,895
Benefit not realized.................................     6,383       (458)     1,123
Tax savings from foreign operations..................      (304)        --         --
Nondeductible book goodwill amortization.............    16,866      1,378         --
Other permanent differences..........................       155        137         58
Foreign taxes........................................       659        372      2,400
Other................................................      (231)         8       (338)
                                                       --------    -------    -------
  Provision for income taxes.........................  $    737    $   380    $ 4,400
                                                       ========    =======    =======

     The components of the net deferred income tax asset are as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Deferred revenue recognized currently for tax
  purposes.............................................  $     99    $    880
Reserves and accruals not currently deductible for tax
  purposes.............................................     4,836       4,137
Net operating loss carryforwards -- NetManage..........     2,215       5,142
Net operating loss carryforwards -- FTP................    16,751       9,500
Net operating loss carryforwards -- Wall Data..........    13,798      13,240
Net operating loss carryforwards -- Simware............     8,723       1,684
Tax credit carryforwards -- NetManage..................       614         335
Tax credit carryforwards -- FTP........................       787         787
Tax credit carryforwards -- Wall Data..................        --       1,292
Tax credit carryforwards -- Simware....................     2,860       1,236
Write-off of in-process research and development, not
  currently deductible for tax purposes................        --       4,886
Depreciation and amortization..........................       309       1,683
Capitalized R&D -- FTP.................................     7,167       7,588
Amortizable intangibles not deductible for tax
  purposes.............................................     3,617      (2,804)
Capital loss carryforward..............................        --         526
Other temporary differences............................       351        (259)
                                                         --------    --------
          Total deferred tax asset.....................    62,127      49,853
Less: Valuation allowance..............................   (62,127)    (46,648)
                                                         --------    --------
          Net deferred tax asset.......................  $     --    $  3,205
                                                         ========    ========

     In connection with the acquisition of Wall Data in 1999, the Company assumed Wall Data's deferred tax asset of $16.8 million. Realization of Wall Data's deferred tax asset is dependent upon generating sufficient future taxable income in specific tax jurisdictions. Due to the uncertainty as to whether the deferred tax asset may be realized, the Company recorded a valuation allowance for the entire balance of the Wall Data deferred tax asset at the time of acquisition.

                                NETMANAGE, INC.

     Currently, management believes it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has recorded a valuation allowance for the entire balance. The amount of the deferred tax asset considered realizable, however, may change if actual future taxable income differs from estimated amounts.

     At December 31, 2000, the Company had gross net operating loss carryforwards for federal income tax purposes of approximately $82.0 million expiring at various dates through 2020 and federal tax credit carryforwards of approximately $1.4 million which expire in various years through 2012. At December 31, 2000, the Company had foreign net operating loss carryforwards of approximately $34.5 million available to offset future taxable income in several foreign jurisdictions. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a three year period results in an annual limitation on the Company's ability to utilize its net operating loss carryforward from tax periods prior to the ownership change. Such a change in ownership occurred with respect to the Company's past acquisition of certain companies, including Wall Data. Accordingly, the net operating losses and credits of the Company are subject to these limitations.

     The Company's subsidiary in Haifa, Israel has a ten-year tax holiday, which commenced January 1, 1995. During the first two years of the tax holiday, the subsidiary was exempt from taxation on income generated during that period. During the remaining eight years, income generated by the subsidiary will be taxed at a reduced income tax rate of 10%. There was no impact on the net loss for the years ended December 31, 2000, 1999 and 1998.

 8. SEGMENT REPORTING

     In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company concluded that it operates in three operating segments: web integration and publishing, PC connectivity, and real-time support. An operating segment is defined as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is its chief executive officer. The web integration and publishing market segment develops, markets and supports software products that access host information systems and allow the information to be integrated and published using web technology. The PC connectivity segment develops, markets and supports software products that provide the technology to make the connection between personal computers and large corporate computers possible. The real-time support segment develops, markets and supports software products that reduce the time and resource requirements for end-user support. The Company has aggregated these three segments for reporting purposes as they have similar economic characteristics and are similar with respect to the nature of their products, the nature of their production processes, the type of customer that their products are sold to and the methods used to distribute their products.

                                NETMANAGE, INC.

     The following table presents a summary of operations by geographic area (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2000         1999         1998
                                                   ---------    ---------    --------
Revenues:
  Domestic operations............................  $  77,735    $  58,124    $ 53,144
  European operations............................     23,391       19,252      16,845
  Asian operations...............................      2,946        1,794       1,738
                                                   ---------    ---------    --------
  Consolidated...................................  $ 104,072    $  79,200    $ 71,727
                                                   =========    =========    ========
Income from operations:
  Domestic operations............................  $ (56,007)   $ (22,595)   $(14,500)
  European operations............................    (16,853)      (9,404)     (7,202)
  Asian operations...............................     (2,123)          --        (115)
                                                   ---------    ---------    --------
  Consolidated...................................  $ (74,982)   $ (31,999)   $(21,817)
                                                   =========    =========    ========
Identifiable assets:
  Domestic operations............................  $ 348,135    $ 268,227    $203,214
  European operations............................     42,626       45,883      77,928
  Asian operations...............................         --        3,738       1,952
  Eliminations...................................   (282,779)    (102,481)    (81,341)
                                                   ---------    ---------    --------
  Consolidated...................................  $ 109,981    $ 215,367    $201,753
                                                   =========    =========    ========

     Domestic revenues include export revenues of approximately $0.5 million, $1.0 million, and $0.4 million to Asia for the years ended December 31, 2000, 1999 and 1998, respectively, and $2.7 million, $2.8 million, and $1.6 million to the rest of the world for the years ended December 31, 2000, 1999, and 1998, respectively. Loss from operations is allocated amongst the regions based on revenues per region.

     There were no customers that accounted for more than 10% of net revenues for the years ended December 31, 2000, 1999, or 1998.

 9. SUBSEQUENT EVENT (UNAUDITED)

     In March 2001, the Company received a $5.1 million income tax refund relating to a $10.9 million net operating loss incurred in 1997, which was carried back to 1994. The refund amount included $863,000 of interest income. The tax refund, net of interest income, was included in other receivables in the amount of $4.2 million as of December 31, 2000.

[ITEM 9. & PART III, ITEMS 10-13 MISSING?]

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report on Form 10-K:

FINANCIAL STATEMENTS:

     See Index to Consolidated Financial Statements at Item 8 on page 32 of this Report.

FINANCIAL STATEMENT SCHEDULE:

     See Index to Consolidated Financial Statements at Item 8 on page 32 of this Report

EXHIBITS:

    EXHIBIT
    NUMBER                            EXHIBIT TITLE
    -------                           -------------
     3.1       Certificate of Incorporation of the Registrant.(1)
     3.2       Form of Certificate of Amendment of Certificate of
               Incorporation of the Registrant.(2)
     3.3       Bylaws of the Registrant.(1)
     4.1       Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)
     4.2       Form of Common Stock certificate.(1)
    10.1       Form of Indemnity Agreement entered into among the
               Registrant and its directors and officers.(1)
    10.2*      Registrant's 1992 Stock Option Plan, as amended, including forms of option agreements.(1)
    10.3*      Registrant's 1993 Non-Employee Directors Stock Option Plan,
               including form of option agreements.(1)
    10.4*      Registrant's 1993 Employee Stock Purchase Plan, including
               form of offering document.(1)
    10.5       Lease between the Registrant and Stevens Creek Office Center
               Associates, dated as of November 30, 1992.(1)
    10.6       Lease between the Registrant and Beim & James Properties
               III, dated January 3, 1994.(3)
    10.7       Lease between the Registrant and Cupertino Industrial
               Associates, dated September 30, 1994.(4)
    10.8       Lease between the Registrant and the Flatley Company, dated
               January 30, 1995.(5)
    10.9       Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(6)
    10.10      Agreement between NetManage, Ltd., Elron Electronic
               Industries, Ltd., and NetVision, Ltd., dated July 1,
               1995.(6)
    10.11      Agreement and Plan of Reorganization among the Registrant,
               NetManage Acquisition Corporation, Syzygy Communications,
               Inc. and the Designated Shareholders, dated October 16,
               1995.(6)
    10.12      Agreement and Plan of Reorganization among the Registrant,
               NetManage Acquisition Corporation and AGE Logic, Inc., dated
               November 17, 1995.(6)
    10.13      Stock Purchase Agreement by and among the Registrant,
               Network Software Associates, Inc. a California corporation,
               NetSoft, a California corporation, holders of securities of
               NSA and holders of securities of NetSoft, dated as of July
               8, 1997.(7)

    EXHIBIT
    NUMBER                            EXHIBIT TITLE
    -------                           -------------
    10.14      Agreement and Plan of Reorganization by and among the
               Registrant, Amanda Acquisition Corp. and FTP Software, Inc.,
               dated as of June 15, 1998, as amended as of June 30, 1998
               and July 14, 1998.(8)
    10.15      Acquisition Agreement by and among Registrant, NetManage Bid
               Co., Preston Delaware Acquisition Corporation and Simware
               Inc., dated as of September 26, 1999.(9)
    10.16      Agreement and Plan of Merger by and among Registrant,
               NetManage Acquisition Corporation and Wall Data
               Incorporated, dated October 20, 1999.(10)
    10.17      Lease between Totem Skyline Associates III as Landlord and
               Wall Data Incorporated as Tenant dated as of December 2,
               1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of
               December 2, 1993.(11)
    10.18*     Registrant's 1999 Non-Statutory Stock Option Plan, including form of option agreements.(12)
    21.1       Subsidiaries of the Registrant.
    23.1       Consent of Independent Public Accountants.
    24.1       Power of Attorney. Reference is made to the signature page to this Form 10-K.

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

                                                                     SCHEDULE II

                                NETMANAGE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT       CHARGED TO         ADDITIONS/     BALANCE AT
                                              BEGINNING OF       REVENUES,       DEDUCTIONS AND     END OF
                                                 PERIOD      COSTS OR EXPENSES     WRITE-OFFS       PERIOD
                                              ------------   -----------------   --------------   ----------
Year ended December 31, 1998:
  Allowance for doubtful accounts and sales
     returns................................     $1,375            $378              $2,106         $3,859
Year ended December 31, 1999:
  Allowance for doubtful accounts and sales
     returns................................     $3,859            $790              $ (726)        $3,923
Year ended December 31, 2000:
  Allowance for doubtful accounts and sales
     returns................................     $3,923            $ 90              $   75         $4,088

---------------
(1) The allowance for doubtful accounts and sales returns includes a reserve for doubtful accounts of $2,746,000 which was assumed as part of the acquisition of FTP.

(2) The allowance for doubtful accounts and sales returns includes reserves for doubtful accounts, in aggregate, of $1,908,000 which were assumed as part of the acquisitions of Wall Data and Simware.

                                               BALANCE AT                                       BALANCE AT
                                              BEGINNING OF   RESERVE    RESERVE    ADDITIONS/     END OF
                                                 PERIOD      PROVIDED   UTILIZED   DEDUCTIONS     PERIOD
                                              ------------   --------   --------   ----------   ----------
FTP Restructuring Reserve:
  Year ended December 31, 1998..............     $   --      $16,752    $(11,588)    $   --       $5,224
  Year ended December 31, 1999..............     $5,224      $    --    $ (5,424)    $2,722       $2,522
  Year ended December 31, 2000..............     $2,522      $    --    $ (1,414)    $   --       $1,108

Wall Data and Simware Restructuring Reserve:
  Year ended December 31, 1999..............     $   --      $ 3,791    $   (151)    $   --       $3,640
  Year ended December 31, 2000..............     $3,640      $    --    $ (2,202)    $   --       $1,438

NetManage Restructuring Reserve:
  Year ended December 31, 2000..............     $   --      $ 5,600    $ (3,516)    $   --       $2,084

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2001.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                    /s/ ZVI ALON                           Chairman of the Board,       March 30, 2001
-----------------------------------------------------        President and Chief
                      Zvi Alon                                Executive Officer
                                                            (Principal Executive
                                                                  Officer)

                 /s/ MICHAEL PECKHAM                     Chief Financial Officer and     March 30,2001
-----------------------------------------------------      Senior Vice President,
                   Michael Peckham                          Finance and Secretary
                                                          (Principal Financial and
                                                             Accounting Officer)

                   /s/ JOHN BOSCH                                 Director              March 30, 2001
-----------------------------------------------------
                     John Bosch

                   /s/ UZIA GALIL                                 Director              March 30, 2001
-----------------------------------------------------
                     Uzia Galil

              /s/ SHELLEY HARRISON, PHD                           Director              March 30, 2001
-----------------------------------------------------
                Shelley Harrison, PhD

                 /s/ DARRELL MILLER                               Director              March 30, 2001
-----------------------------------------------------
                   Darrell Miller

                /s/ ABRAHAM OSTROVSKY                             Director              March 30, 2001
-----------------------------------------------------
                  Abraham Ostrovsky

                                 EXHIBIT INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
-------                      -----------------------                     ------------
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

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
-------                      -----------------------                     ------------
 10.17     Lease between Totem Skyline Associates III as Landlord and
           Wall Data Incorporated as Tenant dated as of December 2,
           1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of
           December 2, 1993.(11)
 10.18*    Registrant's 1999 Non-Statutory Stock Option Plan, including form of option agreements.(12)
 21.1      Subsidiaries of the Registrant.
 23.1      Consent of Independent Public Accountants.
 24.1      Power of Attorney. Reference is made to the signature page to this Form 10-K.

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