Form 10-Q
period 2001-03-31
NETMANAGE INC
filed 2001-05-15
CIK 909793

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q
--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

YES [X]  NO [ ]

Number of shares of registrant's common stock outstanding as of April 30, 2001:
65,223,230

================================================================================

                                 NETMANAGE, INC.
                                TABLE OF CONTENTS


                                                                        PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2001 and
         December 31, 2000                                               3

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2001 and March 31, 2000                  4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2001 and March 31, 2000                  6

         Notes to Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              24

Item 2.  Changes in Securities                                          24

Item 3.  Defaults upon Senior Securities                                24

Item 4.  Submission of Matters to a Vote of Security Holders            24

Item 5.  Other Information                                              24

Item 6.  Exhibits and Reports on Form 8-K                               24

         Signatures                                                     25

                                 NETMANAGE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      MARCH 31,      DECEMBER 31,
ASSETS                                                                  2001             2000
                                                                     ----------      ------------
                                                                     (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                       $   36,359       $   35,017
     Short-term investments                                                 981            3,033
     Accounts receivable, net                                            19,986           26,081
     Prepaid expenses and other current assets                            7,400           11,591
                                                                     ----------       ----------
                      Total current assets                               64,726           75,722
                                                                     ----------       ----------

PROPERTY AND EQUIPMENT, at cost:
     Computer software and equipment                                     10,051           10,005
     Furniture and fixtures                                               6,268            6,268
     Leasehold improvements                                               3,302            3,302
                                                                     ----------       ----------
                                                                         19,621           19,575
     Less - Accumulated depreciation                                    (13,890)         (12,581)
                                                                     ----------       ----------
                      Net property and equipment                          5,731            6,994
                                                                     ----------       ----------

GOODWILL AND OTHER INTANGIBLES, net                                      22,175           23,689
OTHER ASSETS                                                              3,130            3,576
                                                                     ----------       ----------
                                                                     $   95,762       $  109,981
                                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $    5,214       $    5,050
   Accrued liabilities                                                   12,967           17,426
   Accrued payroll and payroll-related expenses                           4,435            4,500
   Deferred revenue                                                      22,719           24,453
   Income taxes payable                                                   4,005            4,000
                                                                     ----------       ----------
       Total current liabilities                                         49,340           55,429
                                                                     ----------       ----------

LONG-TERM LIABILITIES                                                       149            1,523
                                                                     ----------       ----------

STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par value --
     Authorized -- 125,000,000 shares
     Issued -- 72,625,935 and 72,625,520 shares,
     respectively
     Outstanding -- 65,223,230 and 65,266,455 shares,                       726              726
     respectively
     Treasury stock, at cost -- 7,402,705 and 7,359,065 shares,
     respectively                                                       (16,458)         (16,414)
    Additional paid-in capital                                          176,083          176,081
    Accumulated deficit                                                (108,608)        (103,374)
    Unrealized loss on marketable securities                             (1,656)               -
    Accumulated foreign currency translation loss                        (3,814)          (3,990)
                                                                     ----------       ----------
        Total stock holders' equity                                      46,273           53,029
                                                                     ----------       ----------
                                                                     $   95,762       $  109,981
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

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       Three months ended
                                                           March 31,
                                                     -----------------------
                                                       2001           2000
                                                     --------       --------
NET REVENUES:
         License fees                                $ 11,409       $ 14,942
         Services                                      10,322         12,488
                                                     --------       --------
                   Total net revenues                  21,731         27,430

COST OF REVENUES                                          805          1,127

                                                     --------       --------
GROSS MARGIN                                           20,926         26,303
                                                     --------       --------

OPERATING EXPENSES:
         Research and development                       5,709          6,582
         Sales and marketing                           15,864         19,506
         General and administrative                     3,681          5,960
         Insurance recovery                                 -         (2,516)
         Amortization of goodwill                       1,502          4,492
                                                     --------       --------
                   Total operating expenses            26,756         34,024
                                                     --------       --------

LOSS FROM OPERATIONS                                   (5,830)        (7,721)

INTEREST INCOME AND OTHER, NET                            731            453

                                                     --------       --------
LOSS BEFORE PROVISION FOR INCOME TAXES                 (5,099)        (7,268)
PROVISION FOR INCOME  TAXES                               135            134
                                                     --------       --------
NET LOSS                                             $ (5,234)      $ (7,402)
                                                     ========       ========

NET LOSS PER SHARE:
       Basic                                         $  (0.08)      $  (0.12)
       diluted                                       $  (0.08)      $  (0.12)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
       Basic                                           65,223         64,138
       Diluted                                         65,223         64,138


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     Three months ended
                                                         March 31,
                                                   ---------------------
                                                     2001          2000
                                                   -------       -------
Net Loss                                           $(5,234)      $(7,402)
Other comprehensive loss:
     Unrealized loss on investments                 (1,656)         (212)
     Foreign currency translation adjustments          176          (308)
                                                   -------       -------
Other comprehensive loss                           $(6,714)      $(7,922)
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

                                 NETMANAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        -----------------------
                                                                          2001           2000
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $ (5,234)      $ (7,402)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                       2,811          6,142
       Provision for doubtful accounts and returns                             -             41
       Changes in assets and liabilities, net of business
         combinations:
         Accounts receivable                                               6,095          6,198
         Prepaid expenses and other assets                                 4,471          3,428
         Accounts payable                                                    164         (1,322)
         Accrued liabilities, payroll and payroll-related expenses        (4,524)       (11,969)
         Deferred revenue                                                 (1,734)            86
         Income taxes payable                                                  5         (3,424)
         Long-term liabilities                                            (1,374)        (1,269)
                                                                        --------       --------
             Net cash provided by (used in) operating activities             680         (9,491)
                                                                        --------       --------



 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales and maturities of short-term investments           70,562        (17,638)
   Purchases of short-term investments                                   (69,877)        16,959
   Purchases of property and equipment                                       (46)          (273)
                                                                        --------       --------
             Net cash provided by (used in) investing activities             639           (952)
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net of issuance costs                   2            875
     Purchase of common stock                                                (44)             -
                                                                        --------       --------
             Net cash provided by (used in) financing activities             (42)           875
                                                                        --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       65           (106)
                                                                        --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,342         (9,674)

CASH AND CASH EQUIVALENTS, beginning of period                            35,017         63,079
                                                                        --------       --------
CASH AND CASH EQUIVALENTS, end of period                                $ 36,359       $ 53,405
                                                                        ========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      INTERIM FINANCIAL DATA

The interim financial statements for the three month periods ended March 31, 2001 and 2000 for NetManage, Inc. (the "Company") have been prepared on the same basis as the year end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.      CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3.      NET LOSS PER SHARE

Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and dilutive potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three month periods ended March 31, 2001 and March 31, 2000 the number of shares used in the computation of diluted loss per share were the same as those used for the computation of basic loss per share. Potentially dilutive securities of 508,726 and 8,287,354 were not included in the computation of diluted net loss per common share because to do so would have been anti-dilutive for the three month periods ended March 31, 2001 and 2000, respectively.

4.      RESTRUCTURING OF OPERATIONS

On August 3, 2000, the Company announced a restructuring of its operations designed to re-focus the Company on core business functions and reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses and the writedown of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge included approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations and an $800,000 settlement to Verity for a software license that the Company does not plan to use and, accordingly, has written-off. As of March 31, 2001, the Company had incurred costs totaling approximately $3.8 million related to the restructuring, which required $3.8 million in cash expenditures. The remaining reserve related to this restructuring was approximately $1.8 million which is included in accrued liabilities.

The following table lists the change in the August 2000 NetManage restructuring charge for the three months ended March 31, 2001 (in thousands):


                                           Employee         Excess
                                            Costs          Facilities         Other           Total
                                          ----------       ----------       ----------      ----------
Balance at December 31, 2000              $      100       $    1,884       $      100      $    2,084
    Reserve utilized in three months
       ended March 31, 2001                     (100)            (153)              --            (253)
                                          ----------       ----------       ----------      ----------
Balanced at March 31, 2001                    $   --       $    1,731       $      100      $    1,831
                                          ==========       ==========       ==========      ==========

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In the fourth quarter of 1999, following the acquisitions of Wall Data, Inc. ("Wall Data") and Simware, Inc. ("Simware"), the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations and $1.4 million of employee-related expenses for employee terminations. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of March 31, 2001, the Company had incurred costs totaling approximately $2.6 million related to the restructuring, which required $2.6 million in cash expenditures. The remaining reserve related to this restructuring was approximately $1.2 million.

The following table lists the change in the NetManage restructuring charge from 1999 for the three months ended March 31, 2001 (in thousands):


                                        Excess
                                      Facilities         Other            Total
                                      ----------       ----------       ----------
Balance at December 31, 2000          $    1,139       $      300       $    1,439
Reserve utilized in three months
  ended March 31, 2001                       (28)            (163)            (191)
                                      ----------       ----------       ----------
Balance at March 31, 2001             $    1,111       $      137       $    1,248
                                      ==========       ==========       ==========


In August 1998, following the acquisition of FTP Software, Inc. ("FTP"), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. The restructuring charge included approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities are downsized or closed, facilities- related expenses associated with the consolidation of redundant operations and $1.5 million of employee-related expenses for employee terminations. The Company completed the majority of the restructuring actions by the end of 1998. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $13.7 million, which was expected to be funded from internal operations.

                                 NETMANAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Uaudited)

At March 31 2001, the remaining FTP reserve related to this restructuring plan was approximately $1.1 million.

The following table lists the change in the NetManage restructuring charge from 1998 relating to FTP for the three months ended March 31, 2001:


                                        Excess
                                      Facilities          Total
                                      ----------       ----------
Balance at December 31, 2000          $    1,108       $    1,108
Reserve utilized in three months
 ended March 31, 2001                        (36)             (36)
                                      ----------       ----------
Balance at March 31, 2001             $    1,072       $    1,072
                                      ==========       ==========


5.      COMMITMENTS AND CONTINGENCIES

        Legal Proceedings

In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). After remand, the Company renewed its motion to dismiss. On March 22, 2000, a hearing on the Company's motion to dismiss was held by the district court and on March 20, 2001, the Court of Appeals for the Ninth Circuit affirmed the dismissal.

NetManage is not involved in any other legal proceedings.

The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on the Company's business, financial position or results of operations.

6.      TREASURY STOCK

In the first quarter of 2001, the Company purchased 43,640 shares of its outstanding common shares for approximately $44,000. In May 2001, the Company purchased 152,500 shares of its outstanding common shares for approximately $126,000.

7.      SUBSEQUENT EVENT

In May 2001, the Company received a federal tax refund of approximately $3.6 million related to a net operating loss carry-back for FTP.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include assumptions regarding expected revenues from products recently introduced or acquired as a result of recent acquisitions of other companies, expected changes in operating expenses and capital spending, the Company's expectation that sales may increase modestly through the remainder of 2001, the Company's expectation that research and development and sales and marketing expenses remain flat or decline as a percentage of revenues in line with the implementation of cost reduction measures. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among other things, a realization in the future that the markets for the Company's products, including but not limited to Rumba, ViewNow, OnWeb and SupportNow could grow more slowly than the Company or market analysts believe, or the Company will not be able to compete effectively in those markets. In addition, there is no assurance that the Company's products for real-time customer support over the Internet will receive customer acceptance, that the Company will not suffer increased competitive pressures, that buying decisions by the Company's customers will not be adversely influenced by the actions of the Company's competitors or other market factors, that the Company will be able to realize new business opportunities that may exist as a result of the acquisition of Wall Data, Simware, or Aqueduct, that the Company will be able to execute on its revised business plan in a manner that will allow it to improve its financial position, or that economic difficulties in the United States and Asia will not adversely affect sales of the Company's products in those regions. The timely completion of the Company's restructuring of operations described below is dependent upon a number of factors, including risks associated with the integration of the remaining operations of Wall Data, Simware, and Aqueduct, the Company's ability to complete the integration of the operations and technologies of Wall Data, Simware and Aqueduct in a timely, efficient and cost-effective manner. Additional factors that could affect the Company's business, financial condition and results of operations include those discussed below under "Factors That May Affect Future Results and Financial Condition." The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements.

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

In the first six months of 2000, revenues, primarily from Wall Data and FTP products, fell short of the level of revenues anticipated prior to the acquisitions. In management's judgment, this short-fall in the level of revenue was not a temporary condition. As a result, the Company revisited its strategy to refocus itself on core competencies, revised its business plan, and its projected future revenues for each family of products. Management believed it was necessary to restructure the Company and reduce operating expenses in line with the revised anticipated level of revenues, which were expected to be less than or comparable to revenues generated during the first half of fiscal 2000.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As a result, the Company announced a restructuring on August 3, 2000. As part of the restructuring, the Company reduced its workforce by approximately 17%, consisting mostly of Engineering and Customer Support personnel who were focussed primarily on the Company's older technologies, acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and the Company's ability to enhance and expand products acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, the Company also made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of estimated expenses for facilities-related charges and $1.6 million of employee-related expenses for employee terminations. As of March 31, 2001 the Company had incurred costs totaling approximately $3.8 million related to the restructuring which required $3.8 million in cash expenditures.

Based on management's analysis of revised product directions, revenue forecasts and undiscounted future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, the Company determined that there was a permanent impairment of the long-lived assets related to the acquisitions of Wall Data and FTP Software. In accordance with Statement of Financial Standards (SFAS) No. 121, the Company re-evaluated the fair value of these long-lived assets and intangibles using primarily the estimated discounted cash flows method. Management used the same methodology to evaluate the fair value of its long-lived assets and intangibles to allocate purchase price at the time of acquisition. As a result, the Company wrote off $42.2 million of goodwill and other intangibles through a charge to operations in the third quarter of fiscal 2000.

On June 5, 2000, the Company completed its acquisition of Aqueduct Software, Inc. ("Aqueduct"), an early stage web-based application intelligence company. The Company issued 1,121,495 shares of NetManage common stock and issued warrants and options to purchase an additional 727,237 shares for all the outstanding stock of Aqueduct including the retirement of $2.2 million of notes payable and accrued interest. The Company also hired the three employees of Aqueduct who subsequently have left the company. The acquisition was accounted for as a purchase.

In the fourth quarter of 2000, the Company determined that it had overestimated the liabilities assumed in the FTP and Wall Data acquisitions by approximately $9.4 million. The Company reversed these liabilities against the remaining goodwill and other intangibles acquired.

In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the acquisitions. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee termination costs, and $500,000 in accounting and legal fees related to the acquisitions. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of March 31, 2001, the Company had made cash payments totaling approximately $2.6 million related to the restructuring.

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

On August 27, 1998, the Company acquired all of the outstanding common stock of FTP in exchange for NetManage stock for an aggregate purchase price of $78.3 million. The acquisition was accounted for as a purchase. In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of current business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. The restructuring charge included approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities are downsized or closed, facilities-related expenses associated with the consolidation of redundant operations, and $1.5 million of employee-related expenses for employee terminations. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of acquisition was assumed by the Company in connection with the acquisition. As of December 31, 2000, the restructuring had been substantially completed with the exception of certain lease obligations. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

The Company's Board of Directors authorized the repurchase from time to time of up to 9 million shares of the Company's common stock through open market purchases. On January 2, 2001, the Company purchased 43,640 shares of its common stock on the open market at an average purchase price of $0.996 per share for a total cost of approximately $44,000. During 2000, the Company purchased 1,004,765 shares of its common stock on the open market at an average purchase price of $0.85 per share for a total cost of approximately $0.9 million. Cumulatively, as of March 31, 2001, the Company has purchased 7,402,705 shares of its common stock at an average price of $2.22 per share for a total cost of approximately $16.5 million.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS


During the past several years, the Company has taken a number of initiatives intended to control costs and reduce operating expenses, including the discontinuance of several low revenue generating products, and implementing worldwide restructuring of its operations as a result of acquisitions and prevailing market conditions.

Recently the Company has initiated other restructuring plans as a result of the acquisitions of Wall Data, Simware, and Aqueduct including the restructuring plan of $5.6 million announced on August 3, 2000 (see above). For most of 2000, the Company focused on the core competencies of its key business lines -- the PC Connectivity product line, the Web Publishing, Integration and Development product line, and the Realtime Interactive Support product line -- each with dedicated development, sales, marketing, and support resources. The PC Connectivity product line provides the technology to make the connection between personal computers and large corporate computers possible. These products leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Web Publishing, Integration and Development product line provides the technology to allow customers to leverage the investment they have in existing host based systems, applications and business processes for new web-based presentations, applications and solutions. The Publishing, Integration and Development product line includes the company's latest product branded OnWeb. The Realtime Interactive Support products add value to the PC Connectivity and Web Publishing, Integration and Development product offerings, and are also targeted at new market segments. Products included SupportNow Enterprise and SupportNow SDK -- real-time software tools that help reduce the length of support phone calls from end-users and augment application help and training.

In the first quarter of 2001, the Company experienced a decline in revenues compared to the same period in the prior year. The Company believes that its revenues were adversely impacted by the general slowdown in technology purchases due to current economic conditions in North America. The Company continues to experience pricing pressures on its products. There can be no assurance that revenues will increase at all, in future periods. See "Factors That May Affect Future Results and Financial Condition -- Marketing and Distribution" below.

Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company's operating expense levels are based in part on the Company's expectations as to future revenues and to a large extent are fixed. Operating expenses are expected to decrease from those levels incurred in the first quarter and may fluctuate as a percentage of net revenues as the Company develops and introduces new products, which may contribute more significantly to revenue. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net income will stabilize or improve in the future.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000 (DOLLARS IN MILLIONS):


                                           Three months ended March 31,
                                    -----------------------------------------
                                      2001            2000           Change %
Net revenues:                       --------        --------         --------
     License fees                   $   11.4        $   14.9          (23.6)%
     Services                           10.3            12.5          (17.3)%
                                    --------        --------
        Total net revenues          $   21.7        $   27.4          (20.8)%
                                    --------        --------
As a percentage of
revenues:
     License fees                       52.5%           54.4%
     Services                           47.5%           45.6%
                                    --------        --------
        Total net revenues             100.0%          100.0%
                                    --------        --------

Gross margin                        $   20.9        $   26.3          (20.4)%
     As a percentage of
     revenues:                          96.3%           95.9%
Research and development            $    5.7        $    6.6          (13.3)%
     As a percentage of
     revenues:                          26.3%           24.0%
Sales and marketing                 $   15.9        $   19.5          (18.7)%
     As a percentage of
     revenues:                          73.0%           71.7%
General and administrative          $    3.7        $    6.0          (38.2)%
     As a percentage of
     revenues:                          16.9%           21.7%
Interest income and other, net      $    0.7        $    0.5           40.0%
     As a percentage of
     revenues:                           3.4%            1.7%
Provision for income taxes          $    0.1        $    0.1              -
     Effective tax rate        (less than) 1%  (less than) 1%


NET REVENUES

Historically, a substantial portion of the Company's net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

License revenues and service revenues decreased for the three months ended March 31, 2001 as compared to the same period in 2000 which the Company believes is due to customer decisions to delay or postpone purchases of its products because of the slowing North American economy. The Company is unable to predict how long the current economic slowdown will last or whether it will continue to adversely affect Company revenues.

The Company has operations worldwide with sales offices located in the United States, Europe, Canada, Latin America, Israel and Japan. Revenues outside of the United States as a percentage of total net revenues were approximately 30% and 33% for the three months ended March 31, 2001 and 2000, respectively.

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

The Company provides ongoing maintenance and support to its customers, generally under annual service agreements. Maintenance and support is comprised of software updates for existing products and telephone support. Service revenues are recognized on a pro-rata basis over the terms of such agreements. The Company also provides training and consulting services to selected customers. Revenue from such services is recognized as the related services are performed. The Company expects that revenues generated from such training and consulting services should increase in the future. No customer accounted for 10% or more of net revenues in the three months ended March 31, 2001 or 2000.

GROSS MARGIN

Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company's products as well as costs associated with order processing, product packaging, documentation and software duplication.

Gross margin decreased in absolute dollars and increased slightly as a percentage of net revenues for the three month period ended March 31, 2001 as compared to the same period in 2000, primarily as a result of the decrease in revenue and the impact of the Company's cost reduction efforts related to software procurement and distribution.

Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by the Company, the mix of license fee revenues versus service revenues, the mix of products sold and the mix of international versus domestic revenues.

RESEARCH AND DEVELOPMENT

Research and development ("R&D") expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. R&D expense decreased in absolute dollars primarily as a result of the reduction in headcount due to the Company's restructuring in August 2000. R&D increased as a percentage of net revenues for the three month period ended March 31, 2001 as compared to the same period in 2000 due to the decline in net revenues. The Company expects R&D spending in absolute dollars will decrease from the level incurred in the first quarter of 2001 over the remainder of 2001 due to the implementation of cost reduction measures, and as a percentage of net revenues. The Company expects that R&D expenses during 2001 as a percentage of total net revenues will fluctuate depending on future revenue levels.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which the Company is required to capitalize software development costs after technological feasibility is established, which the Company defines as a working model and further defines as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. To date, internal software development costs that were eligible for capitalization have not been significant, and the Company has charged all internal software developments costs to R&D expense as incurred.

                                 NETMANAGE, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SALES AND MARKETING

Sales and marketing ("S&M") expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. S&M expense decreased in absolute dollars primarily as a result of the reduction in sales staff headcount, and to a lesser extent, the Company's restructuring in August 2000. S&M increased as a percentage of net revenues for the three month period ended March 31, 2001 as compared to the same period in 2000 due to the decline in net revenues.

The Company believes S&M expenses will decrease in absolute dollars from the levels recorded in the first quarter of 2001 during the remainder of 2001, as the Company realigns its sales and customer support organizations, and implements other cost reduction measures. The Company expects that S&M expenses during 2001 as a percentage of total net revenues will fluctuate depending on future revenue levels.

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses decreased in absolute dollars primarily as a result of certain "Change of Control" payments to former Wall Data executives and higher legal fees in the first quarter of 2000 as compared to the first quarter of 2001,and to a lesser extent, the timing of attrition and replacement of the Company's G&A staff, and the allocation of some G&A costs to other functional areas. G&A increased as a percentage of net revenues for the three month period ended March 31, 2001 as compared to the same period in 2000 due to the decline in net revenues.

The Company believes G&A expenses will decrease in absolute dollars as the Company implements cost reduction measures. The Company expects that G&A expenses during 2001 as a percentage of total net revenues will fluctuate depending on future revenue levels.

INTEREST INCOME AND OTHER, NET

Interest income increased in absolute dollars due to the Company receiving a $5.1 million income tax refund in the first quarter of 2001 which included $863,000 of unaccrued interest income associated with the refund. Offsetting interest income are translation losses in international subsidiaries and sundry miscellaneous charges.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for 2001 is less than 1% due to the Company's current consolidated net loss position. Income taxes primarily include international withholding taxes and state taxes.

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

The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period were marked-to-market with unrealized gains and losses included in interest income and, thus, were recognized in income in advance of the actual foreign currency cash flows. As these forward contracts matured, the realized gains and losses were recorded and were included in net income (loss) as a component of interest income. The Company's ultimate realized gain or loss with respect to currency fluctuations depended upon the currency exchange rates and other factors in effect as the contracts mature. The Company did not use foreign currency forward contracts during the three month period ended March 31, 2001.




--------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------
                               March 31,    December 31,
(In millions)                    2001          2000
--------------------------------------------------------
Cash and cash equivalents      $   36.4      $   35.0
Short-term investments              1.0           3.0
                               --------      --------
Total                          $   37.4      $   38.0
                               --------      --------


Since the Company's inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company's primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, which aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit.

During the three months ended March 31, 2001, the Company's aggregate cash, cash equivalents and short-term investments decreased from $38.0 million to $37.4 million. This decrease was due primarily to net cash used to reduce accrued liabilities relating to restructuring expenditures offset by the receipt of an income tax refund in the amount of $5.1 million and to an unrealized loss of $1.7 million in marketable securities recorded to comprehensive income in the first quarter of 2001.

The Company's principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. The Company does not have any specific commitments with regard to future capital expenditures.

Net cash used in financing activities in 2001 reflects of the purchase of the Company's common stock from time to time through open market purchases.

At March 31, 2001, the Company had working capital of $15.4 million. The Company believes that its current cash balances and future operating cash flows will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future.

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

        Because certain of the Company's products incorporate software and other technologies developed and maintained by third parties, the Company is, to a certain extent, dependent upon such third parties' ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party technologies currently offered in conjunction with its products if those technologies become unavailable to it or obsolete or incompatible with future versions of the Company's products or market standards. For example, substantially all of NetManage's net revenues have been derived from the sales of products that provide internetworking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of certain of the Company's products might be negatively impacted by developments adverse to Microsoft's Windows products. In addition, the Company's strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide, on a timely basis, products compatible with future Windows releases.

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

        The Company's competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of the Company's products. These developments may adversely affect the Company's sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company's products. Several of the Company's competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in theirproducts at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 95, Windows 98, Windows 2000, Windows ME, and Windows NT operating systems. The Company has products which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on the Company's business, financial condition or results of operations.

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

GLOBAL MARKET RISKS

        The Company derived approximately 30% of net revenues from international sales during the quarter ended March 31, 2001. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or that the Company's distributors will be able to effectively meet that demand. Risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see "Government Regulation and Legal Uncertainties" below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles,difficulties in managing international operations, currency exchange rate fluctuations, potentially adverse tax consequences, repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and,consequently, on the Company's business, financial condition or results of operations. Additionally, the recent slowdown in North America of purchases of information technology due to current economic conditions will affect the Company's ability to generate revenues and profit, and could adversely affect the Company's financial condition and results of operations.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by Item 3. is incorporated by reference from the section entitled "Factors that May Affect Future Results and Financial Condition" found above, under Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                                 NETMANAGE, INC.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., Case No. C-96-20136SW, was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. ("Firefox") and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox's operations and financial results. On May 8, 1997, the district court granted defendants' motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). After remand, the Company renewed its motion to dismiss. On March 22, 2000, a hearing on the Company's motion to dismiss was held by the district court and on March 20, 2001, the Court of Appeals for the Ninth Circuit affirmed the dismissal.

NetManage is not involved in any other legal proceedings.

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

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

None.

b. The Company filed no reports on Form 8-K during the three months ended March 31, 2001.

        SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


        NETMANAGE, INC.
(REGISTRANT)

DATE: May 15, 2001        By: /s/ Michael Peckham
                              Michael Peckham
                              Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)