Form 10-Q
period 2001-06-30
NETMANAGE INC
filed 2001-08-14
CIK 909793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission file number 0-22158

NetManage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0252226
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

10725 North De Anza Boulevard
Cupertino, California 95014
(Address of principal executive offices, including zip code)

(408) 973-7171
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [   ]

Number of shares of registrant’s common stock outstanding as of July 31, 2001: 65,208,579

NETMANAGE, INC.

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$35,312	$35,017

Short-term investments	747	3,033

Accounts receivable, net	17,412	26,081

Prepaid expenses and other current assets	4,014	11,591

Total current assets	57,485	75,722

PROPERTY AND EQUIPMENT:

Computer software and equipment	10,206	10,005

Furniture and fixtures	6,268	6,268

Leasehold improvements	3,302	3,302

	19,776	19,575

Less — Accumulated depreciation	(14,845)	(12,581)

Net property and equipment	4,931	6,994

GOODWILL AND OTHER INTANGIBLES, net	20,670	23,689

OTHER ASSETS	3,156	3,576

	$86,242	$109,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,715	$5,050

Accrued liabilities	11,222	17,426

Accrued payroll and payroll-related expenses	3,859	4,500

Deferred revenue	20,466	24,453

Income taxes payable	4,084	4,000

Total current liabilities	42,346	55,429

LONG-TERM LIABILITIES	93	1,523

STOCKHOLDERS’ EQUITY:

Common stock, $0.01 par value — Authorized — 125,000,000 shares Issued — 73,379,189 and 72,625,520 shares, respectively Outstanding — 65,208,579 and 65,266,455 shares, respectively	734	726

Treasury stock, at cost — 8,170,610 and 7,359,065 shares, respectively	(17,086)	(16,414)

Additional paid-in capital	176,612	176,081

Accumulated deficit	(111,112)	(103,374)

Accumulated other comprehensive loss	(5,345)	(3,990)

Total stockholders’ equity	43,803	53,029

	$86,242	$109,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenues:

License fees	$9,398	$12,427	$20,807	$27,369

Services	10,951	12,204	21,273	24,692

Total net revenues	20,349	24,631	42,080	52,061

Cost of revenues	1,002	1,186	1,807	2,313

Gross margin	19,347	23,445	40,273	49,748

Operating expenses:

Research and development	4,765	7,227	10,474	13,809

Sales and marketing	13,535	18,906	29,399	38,412

General and administrative	2,815	5,480	6,496	11,440

Insurance recovery	—	—	—	(2,516)

Write-off of in-process research and development	—	1,700	—	1,700

Amortization of goodwill and intangibles	1,503	4,542	3,005	9,034

Total operating expenses	22,618	37,855	49,374	71,879

Loss from operations	(3,271)	(14,410)	(9,101)	(22,131)

Interest income and other, net	940	920	1,671	1,373

Loss before provision for income taxes	(2,331)	(13,490)	(7,430)	(20,758)

Provision for income taxes	173	178	308	312

Net loss	$(2,504)	$(13,668)	$(7,738)	$(21,070)

Net loss per share Basis	$(0.04)	$(0.21)	$(0.12)	$(0.33)

Diluted	$(0.04)	$(0.21)	$(0.12)	$(0.33)

Weighted average common shares and equivalents Basis	65,471	64,547	65,347	64,343

Diluted	65,471	64,547	65,347	64,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Loss	$(2,504)	$(13,668)	$(7,738)	$(21,070)

Other comprehensive loss:

Unrealized gain (loss) on investments	68	168	(1,568)	(44)

Foreign currency translation adjustments	57	505	213	202

Other comprehensive loss	$(2,379)	$(12,995)	$(9,093)	$(20,912)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,738)	$(21,070)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	5,267	12,183

Provision for doubtful accounts and returns	334	210

Write-off of in-process research and development	—	1,700

Changes in assets and liabilities, net of business combinations:

Accounts receivable	8,335	8,056

Prepaid expenses and other assets	7,997	4,852

Accounts payable	(2,335)	(1,425)

Accrued liabilities, payroll and payroll-related expenses	(6,845)	(15,474)

Deferred revenue	(3,987)	(4,034)

Income taxes payable	84	(5,042)

Long-term liabilities	(1,430)	(1,266)

Net cash provided by (used in) operating activities	(318)	(21,310)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of short-term investments	(69,877)	(23,854)

Proceeds from sales and maturities of short-term investments	70,575	23,654

Purchases of property and equipment	(201)	(425)

Purchase of equity investment at cost	—	(1,500)

Net cash provided by (used in) investing activities	497	(2,125)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock, net of issuance costs	539	1,599

Repurchase of common stock	(672)	—

Net cash provided by (used in) financing activities	(133)	1,599

EFFECT OF EXCHANGE RATE CHANGES ON CASH	249	(59)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	295	(21,895)

CASH AND CASH EQUIVALENTS, beginning of period	35,017	63,079

CASH AND CASH EQUIVALENTS, end of period	$35,312	$41,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL DATA

The interim financial statements for the three and six month periods ended June 30, 2001 and 2000 for NetManage, Inc. (the “Company”) have been prepared on the same basis as the year end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2. CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3. REVENUE RECOGNITION

The Company has recognized revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”. Additionally, effective January 1, 2000, the Company recognized revenue in accordance with SOP 98-9, “Modification of SOP 97-2, “Software Revenue Recognition.”

The Company’s revenues are derived from the sale of software licenses and related services, which include maintenance and support, consulting and training services. License fees are earned under software license agreements to end-users and resellers and are generally recognized as revenue upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed and determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. The Company offers its customers a 30-day right of return on sales and records an estimate of such returns at the time of product delivery based on historical experience. To date, such returns have been insignificant. Certain of the Company’s sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor. The Company’s international distributors generally do not have return rights and, as such, the Company generally recognizes sales to international distributors upon shipment, if all other revenue recognition criteria have been met.

Service revenues derived from system updates for existing software products, user documentation and technical support, generally under annual service agreements, and are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectibility is deemed probable.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets acquired are being amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. Accumulated amortization was approximately $28.8 and $25.8 million at June 30, 2001 and December 31, 2000, respectively.

Subsequent to its acquisitions, the Company assesses long-lived assets acquired for impairment under Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Under those rules, the Company reviews long-lived assets and certain identifiable intangibles to be held and used, for impairment

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates any possible impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of its long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.

5. NET LOSS PER SHARE

Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three and six month periods ended June 30, 2001 and June 30, 2000, the number of shares used in the computation of diluted loss per share were the same as those used for the computation of basic loss per share. Potentially dilutive securities of 6,237,113 and 8,466,834 were not included in the computation of diluted net loss per common share because to do so would have been anti-dilutive for the three and six month periods ended June 30, 2001 and 2000, respectively.

6. RESTRUCTURING OF OPERATIONS

On August 3, 2000, the Company announced a restructuring of its operations designed to re-focus the Company on core business functions and reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses and the writedown of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge included approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations and an $800,000 settlement to Verity for a software license that the Company does not plan to use and, accordingly, has written-off. As of June 30, 2001, the Company had incurred costs totaling approximately $4.1 million related to the restructuring, which required $4.1 million in cash expenditures. The remaining reserve related to this restructuring was approximately $1.5 million which is included in accrued liabilities.

The following table lists the components of the August 2000 NetManage restructuring charge for the six month period ended June 30, 2001 (in thousands):

	Employee	Excess
	Costs	Facilities	Other	Total

Balance at December 31, 2000	$100	$1,884	$100	$2,084

Reserve utilized in six months ended June 30, 2001	(100)	(406)	(38)	(544)

Balance at June 30, 2001	$—	$1,478	$62	$1,540

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the fourth quarter of 1999, following the acquisitions of Wall Data, Inc. (“Wall Data”) and Simware, Inc. (“Simware”), the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee terminations and $0.5 million for legal, accounting and other. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of June 30, 2001, the Company had incurred costs totaling approximately $2.6 million related to the restructuring, which required $2.6 million in cash expenditures. The remaining reserve related to this restructuring was approximately $1.2 million.

The following table lists the change in the NetManage restructuring charge from 1999 for the six month period ended June 30, 2001 (in thousands):

	Excess
	Facilities	Other	Total

Balance at December 31, 2000	$1,139	$300	$1,439

Reserve utilized in six months ended June 30, 2001	(28)	(254)	(282)

Balance at June 30, 2001	$1,111	$46	$1,157

In August 1998, following the acquisition of FTP Software, Inc. (“FTP”), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of the acquisition was assumed by the Company. The $7.0 million restructuring charge includes approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities are downsized or closed, facilities-related expenses associated with the consolidation of redundant operations and $1.5 million of employee-related expenses for employee terminations. The Company completed the majority of the restructuring actions by the end of 1998. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $13.7 million, which was expected to be funded from internal operations. At June 30, 2001, the remaining FTP reserve related to this restructuring plan was approximately $0.9 million.

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table lists the components of the 1998 NetManage restructuring charge for the six month period ended June 30, 2001 (in thousands):

Excess
Facilities

Balance at December 31, 2000	$1,108

Reserve utilized in six months ended June 30, 2001	(191)

Balance at June 30, 2001	$917

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against NetManage, Inc. (“NetManage”), and its affiliates Network Software Associates, Inc. (“NSA”) and Netsoft, among numerous other defendants in United States of America ex rel. Kenneth Fisher v. Network Software Associates, Inc., a California corporation, et al., United States District Court for the District of Columbia, Case No. 99-3095. The United States government declined to pursue the action on its own behalf and, therefore, the action is pursued by a realtor, Kenneth Fisher. NetManage and its affiliates first learned of the action when they were served with the amended complaint (“Complaint”) in May 2001. The Complaint alleges that defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997 NetManage and its affiliates presented false or fraudulent claims for payment or approval to the government (31 U.S.C. § 3729(a)(1)), and used false records or statements to get claims paid or approved by the government (31 U.S.C. § 3729(a)(2)) in connection with NSA’s application and certification as a Section 8(a) minority owned and controlled company. In addition, the Complaint alleges that NSA and Netsoft conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8(a) entity for alleged use by NSA’s Federal Systems Division (31 U.S.C. § 3729(a)(3)). Plaintiff alleges damages in excess of $30,000,000 to $45,000,000.

NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by plaintiff. However, plaintiff alleges that any liabilities of NSA and Netsoft passed to NetManage. NetManage and its affiliates find plaintiff’s allegations to be without merit and intend to vigorously defend against this action. On June 15, 2001, the defendants, including NetManage and its affiliates, filed a motion to dismiss the action which is currently pending before the Court. NetManage has made a demand that plaintiff voluntarily dismiss it as a party in this action and plaintiff has agreed to dismiss NetManage without prejudice.

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NetManage is not involved in any other legal proceedings

The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on the Company’s business, financial position or results of operations.

8. TREASURY STOCK

During the first six months of 2001, the Company purchased 811,545 shares of its outstanding common shares for approximately $0.7 million.

9. ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

In July 2001, the FASB also issued SFAS No. 142, (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets". Under this statement, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and whether there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization.

Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $2.7 million based on anticipated amortization for 2002. Goodwill amortization for the six months ended June 30, 2001 was approximately $1.4 million.

NETMANAGE, INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include assumptions regarding expected revenues from products recently introduced or acquired as a result of recent acquisitions of other companies, expected changes in operating expenses and capital spending, the Company’s expectation that sales may fluctuate modestly through the remainder of 2001, and the Company’s expectation that research and development and sales and marketing expenses remain flat or decline as a percentage of revenues in line with the implementation of cost reduction measures. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among other things, a realization in the future that the markets for the Company’s products, including but not limited to Rumba, ViewNow, OnWeb and SupportNow could grow more slowly than the Company or market analysts believe, or the Company will not be able to compete effectively in those markets. In addition, there is no assurance that the Company’s products for real-time customer support over the Internet will receive customer acceptance, that the Company will not suffer increased competitive pressures, that buying decisions by the Company’s customers will not be adversely influenced by the actions of the Company’s competitors or other market factors, that the Company will be able to realize new business opportunities that may exist as a result of the acquisition of Wall Data, Simware, or Aqueduct, that the Company will be able to execute on its revised business plan in a manner that will allow it to improve its financial position, or that economic difficulties in the United States and Asia will not adversely affect sales of the Company’s products in those regions. The timely completion of the Company’s restructuring of operations described below is dependent upon a number of factors, including risks associated with the integration of the remaining operations of Wall Data, Simware, and Aqueduct, and the Company’s ability to complete the integration of the operations and technologies of Wall Data, Simware and Aqueduct in a timely, efficient and cost-effective manner. Additional factors that could affect the Company’s business, financial condition and results of operations include those discussed below under “Factors That May Affect Future Results and Financial Condition.” The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements.

OVERVIEW

The Company develops and markets software applications that allow its customers to implement host computer access from a range of internal or external desktop or web-based client computers, to publish information from existing host-centric applications to Internet and web-based client computer users, and to create new applications that leverage existing host applications and data sources. The Company develops and markets these software solutions for UNIX®, IBM AS/400 midrange and IBM corporate mainframe computers. The Company also develops and markets software that increases the productivity of corporate call centers, and allows real-time application sharing on corporate networks and across the Internet. The Company provides professional support, maintenance and consultancy services to its customers in association with the products the Company develops and markets.

NETMANAGE, INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS

During the past several years, the Company has taken a number of initiatives intended to control costs and reduce operating expenses, including the discontinuance of several low revenue generating products, and implementing worldwide restructuring of its operations as a result of acquisitions and prevailing market conditions.

For most of 2000, the Company focused on the core competencies of its key business lines — the PC Connectivity product line, the Web Publishing, Integration and Development product line, and the Realtime Interactive Support product line — each with dedicated development, sales, marketing, and support resources. The PC Connectivity product line provides the technology to make the connection between personal computers and large corporate computers possible. These products leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Web Publishing, Integration and Development product line provides the technology to allow customers to leverage the investment they have in existing host based systems, applications and business processes for new web-based presentations, applications and solutions. The Publishing, Integration and Development product line includes the company’s latest product branded OnWeb. The Realtime Interactive Support products add value to the PC Connectivity and Web Publishing, Integration and Development product offerings, and are also targeted at new market segments. Products included SupportNow Enterprise and SupportNow SDK — real-time software tools that help reduce the length of support phone calls from end-users and augment application help and training.

In the first six months of 2001, the Company experienced a decline in revenues compared to the same period in the prior year. The Company believes that its revenues were adversely impacted by the general slowdown in technology purchases due to current economic conditions in North America. The Company continues to experience pricing pressures on its products. There can be no assurance that revenues will increase at all, in future periods. See “Factors That May Affect Future Results and Financial Condition — Marketing and Distribution” below.

Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. The Company’s operating expense levels are based in part on the Company’s expectations as to future revenues and to a large extent are fixed. Operating expenses are expected to decrease from those levels incurred in the first quarter and may fluctuate as a percentage of net revenues as the Company develops and introduces new products, which may contribute more significantly to revenue. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net loss will stabilize or improve in the future.

NETMANAGE, INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the first six months of 2000, revenues, primarily from Wall Data and FTP products, fell short of the level of revenues anticipated prior to the acquisitions. In management’s judgment, this short-fall in the level of revenue was not a temporary condition. As a result, the Company revisited its strategy to refocus itself on core competencies and revised its business plan, and its projected future revenues for each family of products. Management believed it was necessary to restructure the Company and reduce operating expenses in line with the revised anticipated level of revenues, which were expected to be less than or comparable to revenues generated during the first half of fiscal 2000.

As a result, the Company announced a restructuring on August 3, 2000. As part of the restructuring, the Company reduced its workforce by approximately 17%, consisting mostly of Engineering and Customer Support personnel who were focussed primarily on the Company’s older technologies, acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products, the Company’s ability to enhance and expand products acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, the Company also made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of estimated expenses for facilities-related charges and $1.6 million of employee-related expenses for employee terminations. As of June 30, 2001 the Company had incurred costs totaling approximately $4.1 million related to the restructuring which required $4.1 million in cash expenditures.

Based on management’s analysis of revised product directions, revenue forecasts and undiscounted future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, the Company determined that there was a permanent impairment of the long-lived assets related to the acquisitions of Wall Data and FTP Software. In accordance with Statement of Financial Standards (SFAS) No. 121, the Company re-evaluated the fair value of these long-lived assets and intangibles using primarily the estimated discounted cash flows method. Management used the same methodology to evaluate the fair value of its long-lived assets and intangibles to allocate purchase price at the time of acquisition. As a result, the Company wrote off $42.2 million of goodwill and other intangibles through a charge to operations in the third quarter of fiscal 2000. In the fourth quarter of 2000, the Company determined that it had overestimated the liabilities assumed in the FTP and Wall Data acquisitions by approximately $9.4 million. The Company reversed these liabilities against the remaining goodwill and other intangibles acquired.

On June 5, 2000, the Company completed its acquisition of Aqueduct Software, Inc. (“Aqueduct”), an early stage web-based application intelligence company. The Company issued 1,121,495 shares of NetManage common stock and issued warrants and options to purchase an additional 727,237 shares for all the outstanding stock of Aqueduct including the retirement of $2.2 million of notes payable and accrued interest. The Company also hired the three employees of Aqueduct who subsequently left the Company. The acquisition was accounted for as a purchase.

In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the acquisitions. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee termination costs, and $500,000 in accounting and legal fees related to the acquisitions. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of June 30, 2001, the Company had made cash payments totaling approximately $2.6 million related to the restructuring.

NETMANAGE, INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On December 29, 1999, the Company completed its acquisition of Wall Data Incorporated (“Wall Data”), a leader in the PC-to-IBM host connectivity market. The Company acquired a total of 10,203,344 outstanding shares of Wall Data common stock and paid cash to qualifying Wall Data option holders and employee stock purchase plan participants pursuant to a cash tender offer of $9.00 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $94.0 million. The Company completed the transaction in two stages.

On November 26, 1999, the Company acquired approximately 89% of the outstanding shares of Wall Data pursuant to a cash tender offer. The Company acquired the remaining outstanding shares of Wall Data by means of a merger completed in accordance with Washington law on December 29, 1999. The acquisition was accounted for as a purchase.

On December 10, 1999, the Company completed its acquisition of Simware Inc. (“Simware”), a leading provider of e-commerce solutions and web integration servers. The Company acquired a total of 7,503,372 shares of Simware common stock and paid cash to qualifying Simware option holders and employee stock purchase plan participants pursuant to a cash tender offer of $3.75 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $29.2 million. The Company completed the transaction in two stages. On November 2, 1999, the Company acquired approximately 91% of the outstanding shares of Simware pursuant to the cash tender offer. The Company acquired the remaining outstanding shares of Simware by means of a compulsory acquisition completed in accordance with Canadian law on December 10, 1999. The acquisition was accounted for as a purchase.

In December 1998, the Company sold its equity interest in NetVision Ltd. (“NetVision”), an Internet service provider in Israel, for $17 million, and recognized a gain of $11.7 million.

On August 27, 1998, the Company acquired all of the outstanding common stock of FTP in exchange for NetManage stock for an aggregate purchase price of $78.3 million. The acquisition was accounted for as a purchase. In late August 1998, following the acquisition of FTP, the Company initiated a plan to restructure its worldwide operations as a result of current business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. The restructuring charge included approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities are downsized or closed, facilities-related expenses associated with the consolidation of redundant operations, and $1.5 million of employee-related expenses for employee terminations. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of acquisition was assumed by the Company in connection with the acquisition. As of December 31, 2000, the restructuring had been substantially completed with the exception of certain lease obligations. See Note 6 of Notes to Condensed Consolidated Financial Statements.

As described in detail below, under the heading “Factors That May Affect Future Results and Financial Condition,” acquisitions involve a number of risks, including risks relating to the integration of the acquired company’s operations, personnel, and products. There can be no assurance that the integration of previously acquired companies, or the integration of any future acquisitions, will be accomplished successfully, and the failure to accomplish effectively any of these integrations could have a material adverse effect on NetManage’s results of operations and financial condition. As discussed above, the Company already incurred significant restructuring charges and asset impairments in connection with the acquisition of Wall Data and FTP.

NETMANAGE, INC.

     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three and six months ended June 30, 2001 compared to June 30, 2000 (dollars in millions):

	Three months ended June 30,			Six months ended June 30,

	2001	2000	Change %	2001	2000	Change %

Net revenues:

License fees	$9.4	$12.4	-24.2%	$20.8	$27.4	-24.1%

Services	10.9	12.2	-10.7%	21.3	24.7	-13.8%

Total net revenues	$20.3	$24.6	-17.5%	$42.1	$52.1	-19.2%

As a percentage of revenues:

License fees	46.3%	50.4%		49.4%	52.6%

Services	53.7%	49.6%		50.6%	47.4%

Total net revenues	100.0%	100.0%		100.0%	100.0%

Gross margin	$19.3	$23.4	-17.5%	$40.3	$49.8	-19.1%

As a percentage of revenues:	95.1%	95.1%		95.7%	95.6%

Research and development	$4.8	$7.3	-34.2%	$10.5	$13.8	-23.9%

As a percentage of revenues:	23.6%	29.7%		24.9%	26.5%

Sales and marketing	$13.5	$18.9	-28.6%	$29.4	$38.4	-23.4%

As a percentage of revenues:	66.5%	76.8%		69.8%	73.7%

General and administrative	$2.8	$5.5	-49.1%	$6.5	$11.4	-43.0%

As a percentage of revenues:	13.8%	22.4%		15.4%	21.9%

Interest income and other, net	$0.9	$0.9	0.0%	$1.7	$1.4	21.4%

As a percentage of revenues:	4.4%	3.7%		4.0%	2.7%

Provision for income taxes	$0.2	$0.2		$0.3	$0.3	0.0%

Effective tax rate	—	—		—	—

Net Revenues

Historically, a substantial portion of the Company’s net revenues has been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

License revenues and service revenues decreased for the three and six month periods ended June 30, 2001 as compared to the same periods in 2000 due to customer decisions to delay or postpone purchases of the Company’s products and because of the slowing North American economy.

The Company has operations worldwide with sales offices located in the United States, Europe, Canada, Latin America, Israel and Japan. Revenues outside of the United States as a percentage of total net revenues were

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

approximately 28% and 31% for the three months ended June 30, 2001 and 2000, respectively, and 28% and 33% for the six months ended June 30, 2001 and 2000, respectively.

Software license fees are generally recognized as revenue upon shipment if the fee is considered fixed and determinable, the arrangement does not include significant customization of the software and collectibility is probable. Allowances for returns and doubtful accounts are provided based on historical rates of returns and write-offs. Certain of the Company’s sales to distributors are under agreements providing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the merchandise is sold by the distributor.

The Company provides ongoing maintenance and support to its customers, generally under annual service agreements. Maintenance and support is comprised of software updates for existing products and telephone support. Service revenues are recognized on a pro-rata basis over the terms of such agreements. The Company also provides training and consulting services to selected customers. Revenue from such services is recognized as the related services are performed. No customer accounted for 10% or more of net revenues in any of the three or six month periods ended June 30, 2001 or 2000.

Gross margin

Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company’s products as well as costs associated with order processing, product packaging, documentation and software duplication.

Gross margin decreased in absolute dollars and remained relatively flat as a percentage of net revenues for the three and six month periods ended June 30, 2001 as compared to the same periods in 2000, primarily as a result of the decrease in revenue and the impact of the Company’s cost reduction efforts related to software procurement and distribution.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. R&D expenses decreased in absolute dollars and as a percentage of net revenues primarily as a result of the reduction in headcount due to the Company’s restructuring in August 2000.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs after technological feasibility is established, which the Company defines as a working model and further defines as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Costs that do not qualify for capitalization are charged to R&D expenses when incurred. To date, internal software development costs that were eligible for capitalization have not been significant, and the Company has charged all internal software developments costs to R&D expenses as incurred.

Sales and marketing

Sales and marketing (“S&M”) expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. S&M expenses decreased in absolute dollars and as a percentage of net revenues primarily as a result of the reduction in sales staff headcount, and to a lesser extent, actions as a result of the Company’s restructuring in August 2000.

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and administrative

General and administrative (“G&A”) expenses decreased in absolute dollars primarily as a result of certain “Change of Control” payments to former Wall Data executives and higher legal fees in the first quarter of 2000 as compared to the first quarter of 2001, and to a lesser extent, the timing of attrition and replacement of the Company’s G&A staff.

Interest income and other, net

Interest income in the first quarter of 2001 includes the Company’s receipt of a $5.1 million income tax refund which included $863,000 of unaccrued interest income. Interest income in the second quarter of 2001 includes the Company’s receipt of a $3.6 million income tax refund which included $436,000 of unaccrued interest income. Offsetting interest income are translation losses in international subsidiaries and sundry miscellaneous charges.

Provision for income taxes

The Company’s effective tax rate for 2001 is less than 1% due to the Company’s current consolidated loss position. Income taxes primarily include international withholding taxes and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2001	2000

(In millions)

Cash and cash equivalents	$35.3	$35.0

Short-term investments	0.7	3.0

Total	$36.0	$38.0

Since the Company’s inception, growth has been financed primarily through cash provided by operations and sales of capital stock. The Company’s primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, which aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit.

During the six months ended June 30, 2001, the Company’s aggregate cash, cash equivalents and short-term investments decreased from $38.0 million to $36.0 million. This decrease was due primarily to an unrealized loss of $1.6 million in marketable securities, offset slightly by an increase in the Company’s cash and cash equivalents.

The Company’s principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. The Company does not have any specific commitments with regard to future capital expenditures.

Net cash provided and used in financing activities in 2001 reflects the issuance of shares under the Company’s employee stock purchase program and the purchase of the Company’s common stock, from time to time, through open market purchases.

The Company’s Board of Directors authorized the repurchase from time to time of up to nine million shares of the Company’s common stock through open market purchases. In the twelve months ended December 31, 2000, the Company purchased 1,004,765 shares of its common stock on the open market at an average purchase price of $0.85 per share for a total cost of approximately $0.9 million. During the six months ended June 30, 2001, the Company purchased 811,545 shares of its common stock on the open market at an average purchase price of $0.83 per share for a total cost of approximately $0.7 million. Cumulatively, as of June 30, 2001, the Company has purchased 8,170,610 shares of its common stock at an average price of $2.09 per share for a total cost of approximately $17.1 million.

At June 30, 2001, the Company had working capital of $15.2 million. The Company believes that its current cash balances and future operating cash flows will be sufficient to meet the Company’s working capital and capital expenditure requirements.

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk, liquidity risk, and territory risk.

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

Foreign currency risk

The Company transacts business in various foreign currencies, primarily in Europe and Israel. Prior to 2000, the Company had established a foreign currency hedging program, utilizing foreign currency forward exchange contracts (“forward contracts”) to hedge certain foreign currency exposures in certain European countries. Under the program, increases or decreases in the Company’s foreign currency transactions were partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility.

The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period were marked-to-market with unrealized gains and losses included in interest income and, thus, were recognized in income in advance of the actual foreign currency cash flows. As these forward contracts matured, the realized gains and losses were recorded and were included in net income (loss) as a component of interest income. The Company’s ultimate realized gain or loss with respect to currency fluctuations depended upon the currency exchange rates and other factors in effect as the contracts mature. The Company did not use foreign currency forward contracts during the the six month period ended June 30, 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced, and expects to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others, general economic conditions, in particular the recent slowdown of purchases of information technology due to current economic conditions in North America, demand for the Company’s products, introduction or enhancements of products by the Company or its competitors, technological changes in computer networking, competitive pricing pressures, market acceptance of new products, customer order deferrals in anticipation of new products and product enhancements, the size and timing of individual product orders, mix of international and domestic revenues, mix of distribution channels through which the Company’s products are sold, impact of, or failure to enter into, strategic alliances to promote the Company’s products, quality control of products, changes in the Company’s operating expenses, personnel changes and foreign currency exchange rates. In addition, the Company’s acquisition of complementary businesses, products or technologies may cause fluctuations in operating results due to in-process research and development charges, the amortization of acquired intangible assets, and integration costs such as those recorded in connection with the acquisitions of FTP, Wall Data, Simware, and Aqueduct.

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Because the Company generally ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter. The Company’s expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company’s expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company’s operating results and on the Company’s ability to achieve profitability.

Based on the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RESTRUCTURING; INTEGRATION OF OPERATIONS OF WALL DATA, SIMWARE AND AQUEDUCT

In early December 1999, following its acquisition of Wall Data and Simware, the Company initiated a plan to restructure its worldwide operations in connection with the need to integrate the operations of Wall Data and Simware. The Company undertook a further restructuring of its operations, primarily in North America in August 2000. The restructuring related primarily to former Wall Data operations. Both restructuring plans involved reductions in the Company’s worldwide workforce and the consolidation of certain of the Company’s sales, customer support, and research and development facilities. No assurance can be given that these restructurings will prove to be successful, that future operating results will improve, or that the completion of the restructurings will not disrupt the Company’s operations and have a material adverse effect on its business, financial condition and results of operations. Further, we cannot assure you that additional reorganizations of the Company’s operations will not be required in the future.

The successful combination of companies requires coordination of sales and marketing with research and development efforts, and may be difficult to accomplish. The integration of both Wall Data and Simware has involved geographically separated organizations (in suburban Kirkland, Washington; Boston, Massachusetts; Cupertino and Irvine, California; Ottawa, Ontario, Canada; and Haifa, Israel), and personnel with diverse business backgrounds and corporate cultures. The Company believes that factors such as the ongoing attention and dedication of management, resources required to effect the complete integration of both Wall Data and Simware, resulting from the announcement and consummation of the acquisition, and the consequent disruption in the business of these companies, have contributed to interruptions and loss of momentum in their business activities. The Company’s ability to maintain or increase revenues from the sale of products from Wall Data and Simware on an ongoing basis will depend in part on its ability to effectively respond to these factors.

RISKS OF ACQUISITIONS

The Company’s merger and acquisition transactions, including the acquisitions of Wall Data and Simware in the fourth quarter of 1999, and the acquisition of Aqueduct in the second quarter of 2000, have been motivated by various factors, including the desire to obtain new technologies, expand and enhance the Company’s product offerings, expand the Company’s customer base, attract key personnel, and strengthen the Company’s presence in the international and OEM marketplaces. Product and technology acquisitions entail numerous risks, including the diversion of management’s attention away from day-to-day operations, difficulties in the assimilation of acquired operations and personnel (such as sales, engineering, and customer support), the integration of acquired products with existing product lines, the failure to realize anticipated benefits in terms of cost savings and synergies, undisclosed liabilities, adverse short-term effects on reported operating results, the amortization of acquired intangible assets, the potential loss of key employees from acquired companies, and the difficulty of presenting a unified corporate image.

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company regularly evaluates product and technology acquisition opportunities and anticipates that it may make additional acquisitions in the future if it determines that an acquisition would further its corporate strategy. No assurance can be given that any acquisition by the Company will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect the Company, or that any such acquisition will be successful in enhancing the Company’s business. If the operations of an acquired company or business do not meet the Company’s expectations, the Company may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business as the Company did in the third quarter of 2000.

CHANGES IN PERSONNEL

The majority of the Company’s employee workforce is located in the extremely competitive employment markets of Silicon Valley and Orange County in California; the suburban Boston area; the suburban Seattle area; Ottawa, Ontario, Canada; and Haifa, Israel. Since the latter half of 1996, the Company (and, prior to their acquisitions, both FTP and Wall Data) experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of the Company’s restructurings and acquisitions and the Company’s results of operations. Managing employee attrition, integrating acquired operations and products, and expanding both the geographic areas of its customer base and operations have resulted in substantial demands on the Company’s management resources, increased the difficulty of hiring, training, and assimilating new employees. Any failure of the Company to retain and attract qualified employees or to train or manage its management and employee base could have a material adverse effect on its business, financial condition and results of operations.

PRODUCT DEVELOPMENT AND COMPETITION

The market for the Company’s products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers’ needs and frequent new product introductions. From time to time over the past three years, many customers have delayed purchase decisions due to the confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve its position in this industry, the Company must successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. The Company has experienced difficulty from time to time in developing and introducing new products and enhancing existing products, in a manner which satisfies customer requirements and changing market demands. Any further failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The failure to develop on a timely basis products or product enhancements incorporating new functionality could cause customers to delay purchase of the Company’s current products or cause customers to purchase products from the Company’s competitors; either situation would adversely affect the Company’s business, financial condition, and results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

Because certain of the Company’s products incorporate software and other technologies developed and maintained by third parties, the Company is, to a certain extent, dependent upon such third parties’ ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party technologies currently offered in conjunction with its products if those technologies become unavailable to it or obsolete or incompatible with future versions of the Company’s products or market standards. For example, substantially all of NetManage’s

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

net revenues have been derived from the sales of products that provide internetworking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of certain of the Company’s products might be negatively impacted by developments adverse to Microsoft’s Windows products. In addition, the Company’s strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide, on a timely basis, products compatible with future Windows releases.

The Company’s ability to internally develop new products and product enhancements is dependent upon its ability to attract and retain qualified employees. See “Changes in Personnel” above. In addition to internal development of new products and technologies, the future success of the Company may depend on the ability of the Company to enter into and implement strategic alliances and OEM relationships to develop necessary products or technologies, to expand the Company’s distribution channels or to jointly market or gain market awareness for the Company’s products. There can be no assurance that the Company will be successful in identifying or developing such alliances and relationships or that such alliances and relationships will achieve their intended purposes.

Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or product enhancements after commencement of commercial shipments, which could result in loss of or delay in market acceptance. Such loss or delay could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, Novell and Sun Microsystems, Inc., as well as smaller networking software companies such as Hummingbird Communications Ltd. The Company also faces competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc. Many of the Company’s competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name or product recognition and a larger customer base, than the Company. The market for the Company’s products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. There can be no assurance that the Company will be able to provide new products that compare favorably with the new products of the Company’s competitors or that competitive pressures will not require the Company to reduce its prices. The Company has experienced price declines for its products since 1997. Any further material reduction in the prices of the Company’s products would require the Company to increase unit sales in order to maintain revenues at existing levels. There can be no assurance that the Company will be successful in doing so.

The Company’s competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of the Company’s products. These developments may adversely affect the Company’s sales of its own products either by directly affecting customer purchasing decisions or by causing potential customers to delay their purchases of the Company’s products. Several of the Company’s competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 95, Windows 98, Windows 2000, Windows ME, and Windows NT operating systems. The Company has products which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MARKETING AND DISTRIBUTION

Historically, the Company has relied significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. The agreements in place with these organizations are generally non-exclusive. These organizations are not within the control of the Company, may represent other product lines in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that such organizations will give a high priority to the marketing of the Company’s products, and such organizations may give a higher priority to other products, which may include those of the Company’s competitors. Actions of this nature by such organizations could result in a lower sales effort being applied to the Company’s products and a consequent reduction in the Company’s operating results. The Company’s results of operations can also be materially adversely affected by changes in the inventory strategies of its resellers, which can occur rapidly and may not be related to end-user demand. As part of its continued strategy of selling through multiple distribution channels, the Company expects to continue its use of indirect distribution channels, particularly value-added resellers and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total net revenues during 2001 and beyond, as a result of acquisitions or increased market penetration. Any material increase in the Company’s indirect sales as a percentage of revenues may adversely affect the Company’s average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract or retain resellers and distributors who will be able to market the Company’s products effectively, will be qualified to provide timely and cost-effective customer support and service, or will continue to represent the Company’s products, and any inability on the part of the Company to recruit or retain important resellers or distributors could adversely affect the Company’s business, financial condition or results of operations.

PROPRIETARY RIGHTS

The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and, to a lesser extent, patent laws. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on “shrink-wrap” and “click-wrap” licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company’s means of protecting its proprietary rights will be adequate or that the Company’s competitors will not independently develop similar technology. In addition, the number of patents applied and granted for software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against the Company. The Company has received, and may receive in the future, communications from third parties asserting that the Company’s products infringe, or may infringe, the proprietary rights of such third parties, seeking indemnification against such infringement or indicating that the Company may be interested in obtaining a license from such third parties. There can be no assurance that any of such claims would not result in protracted and costly litigation.

If any claims or actions were to be asserted against the Company, and it were required to seek a license of a third party’s intellectual property, there can no assurance that it would be able to acquire such a license on reasonable terms or at all, and no prediction can be made about the effect that such a license might have on its business,

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

financial condition or results of operations. Should litigation with respect to any such claim commence, such litigation could be extremely expensive and time consuming, and could materially adversely affect the Company’s business, financial condition and results of operations regardless of the outcome of the litigation.

GLOBAL MARKET RISKS

The Company derived approximately 28% of net revenues from international sales during the six months ended quarter ended June 30, 2001. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company’s products or that the Company’s distributors will be able to effectively meet that demand. Risks inherent in the Company’s international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see “Government Regulation and Legal Uncertainties” below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency exchange rate fluctuations, potentially adverse tax consequences, repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company’s future international sales and, consequently, on the Company’s business, financial condition or results of operations. Additionally, the recent slowdown in North America of purchases of information technology due to current economic conditions will affect the Company’s ability to generate revenues and profit, and could adversely affect the Company’s financial condition and results of operations.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company’s products, increase the Company’s cost of doing business or otherwise have an adverse effect on its business, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Further, due to the encryption technology contained in certain of the Company’s products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company’s ability to distribute products outside of the United States or electronically. While the Company takes precautions against unlawful exportation, there can be no assurance that inadvertent violations will not occur, and the global nature of the Internet makes it virtually impossible to effectively control the distribution of the Company’s products. In addition, future federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restriction, new legislation or regulation or unlawful exportation could have a material adverse effect on the Company’s business, financial condition, or results of operations.

REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET

The Company received a letter dated June 5, 2001, from the staff of the Nasdaq Stock Market (“Nasdaq”) which notified the Company that the bid price for its common stock had been below $1.00 per share for a period of thirty consecutive days. Nasdaq advised the Company that it would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain its listing on the Nasdaq National Market.

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

If the Company is unable to demonstrate compliance with the minimum bid requirement for ten consecutive days on or before September 3, 2001, Nasdaq will provide the Company with written notification that its common stock will be delisted. At that time the Company may appeal the staff’s decision to a Nasdaq Listing Qualification Panel. The Company intends to pursue all options available to it to meet Nasdaq listing requirements.

If the Company’s common stock is delisted from the Nasdaq National Market, sales of the Company’s common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of the common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock. See Item 5 below.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 3. is incorporated by reference from the section entitled “Disclosures about Market Risk” found above, under Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

NETMANAGE, INC.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against NetManage, Inc. (“NetManage”), and its affiliates Network Software Associates, Inc. (“NSA”) and Netsoft, among numerous other defendants in United States of America ex rel. Kenneth Fisher v. Network Software Associates, Inc., a California corporation, et al., United States District Court for the District of Columbia, Case No. 99-3095. The United States government declined to pursue the action on its own behalf and, therefore, the action is pursued by a realtor, Kenneth Fisher. NetManage and its affiliates first learned of the action when they were served with the amended complaint (“Complaint”) in May 2001. The Complaint alleges that defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997 NetManage and its affiliates presented false or fraudulent claims for payment or approval to the government (31 U.S.C. § 3729(a)(1)), and used false records or statements to get claims paid or approved by the government (31 U.S.C. § 3729(a)(2)) in connection with NSA’s application and certification as a Section 8(a) minority owned and controlled company. In addition, the Complaint alleges that NSA and Netsoft conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8(a) entity for alleged use by NSA’s Federal Systems Division (31 U.S.C. § 3729(a)(3)). Plaintiff alleges damages in excess of $30,000,000 to $45,000,000.

NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by plaintiff. However, plaintiff alleges that any liabilities of NSA and Netsoft passed to NetManage. NetManage and its affiliates find plaintiff’s allegations to be without merit and intend to vigorously defend against this action. On June 15, 2001, the defendants, including NetManage and its affiliates, filed a motion to dismiss the action which is currently pending before the Court. NetManage has made a demand that plaintiff voluntarily dismiss it as a party in this action. Plaintiff has expressed an intention to dismiss NetManage without prejudice, and NetManage and plaintiff are currently in the process of negotiating limited conditions associated with such a dismissal (i.e., a tolling agreement, and limited discovery that NetManage may remain subject to).

NetManage is not involved in any other legal proceedings. The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters presently known to management will not have a material adverse effect on the Company’s business, financial position or results of operations.

Item 2. Changes in Securities

Not applicable

NETMANAGE, INC.

PART II OTHER INFORMATION

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The 2000 Annual Meeting of Stockholders was held at the offices of the Company at 10725 N. DeAnza Boulevard, Cupertino, California on May 30, 2001 at 9:00 a.m. local time, for the following purposes:

1.	To elect two directors to hold office until the Annual Meeting of Stockholders in the year 2004.

2.	To ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ended December 31, 2001.

3.	To approve an amendment to the Company’s 1992 Stock Option Plan to increase the number of shares reserved for issuance under the plan by 1,000,000 shares.

4.	To approve an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan by 2,000,000 shares.

Stockholders as of record at the close of business on April 20, 2001 were entitled to vote at the meeting.

a.	On the vote for the election of directors, the following individuals received the number of votes indicated:

	For	Against
John Bosch	54,657,862	4,084,716

Dr. Shelley Harrison	54,656,225	4,086,317

b.	On the motion with respect to the selection of Arthur Andersen LLP as the independent auditors of the Company:

For 57,702,713	Against 907,340	Abstain 132,489

c.	On the motion of the approval of the amendment to the Company’s 1992 Stock Option Plan:

For 51,134,505	Against 7,463,290	Abstain 144,747

d.	On the motion of the approval of the amendment to the Company’s 1993 Employee Stock Purchase Plan:

For 56,384,978	Against 2,231,944	Abstain 125,620

NETMANAGE, INC.

PART II OTHER INFORMATION

Item 5. Other Information

REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET

The Company’s common stock must maintain a minimum bid price of $1.00 per share in order to remain eligible for continued listing on the Nasdaq National Market. The Company received a letter dated June 5, 2001, from the staff of the Nasdaq Stock Market (“Nasdaq”) which notified the Company that the bid price for its common stock had been below $1.00 per share for a period of thirty consecutive days. Nasdaq advised the Company that it would be given a period of ninety days within which to comply with the minimum bid price requirement for at least ten consecutive trading days in order to maintain its listing on the Nasdaq National Market.

If the Company is unable to comply with the minimum bid requirement on or before September 3, 2001, Nasdaq will provide the Company with written notification that its common stock will be delisted. At that time the Company may appeal Nasdaq’s decision to a Nasdaq Listing Qualification Panel. The Company intends to pursue all options available to it to meet Nasdaq listing requirements.

Previously, in an attempt to remedy the stock price deficiency, the Company had been actively supporting a repurchase program of its stock in the open market.

In addition to the $1.00 minimum bid price per share requirement described above, the continued listing of the Company’s common stock on the Nasdaq National Market is subject to the maintenance of the other quantitative and qualitative requirements set forth in the Nasdaq National Market Listing Requirements. In particular, the Nasdaq National Market Listing Requirements require that a company currently included in the Nasdaq National Market meet each of the following standards to maintain its continued listing:

(1)	Net tangible assets of $4,000,000;

(2)	a public float of 750,000 shares;

(3)	a market value of public float of $5,000,000;

(4)	a minimum bid price of $1 per share;

(5)	400 round lot shareholders;

(6)	two market makers; and

(7)	compliance with Nasdaq corporate governance rules.

NETMANAGE, INC.

PART II OTHER INFORMATION

Item 5. Other Information

In the event the Company is unable to satisfy this or other requirements for continued listing on the Nasdaq National Market, the Company may not be able to satisfy the requirements for listing on the Nasdaq SmallCap Market on an ongoing basis. The requirements for listing on the Nasdaq SmallCap Market are listed below:

(1)	either (a) net tangible assets of $2,000,000, (b) net income in two of the last three years of $500,000, or (c) a market capitalization of $35,000,000;

(2)	a public float of 500,000 shares;

(3)	a market value of public float of $1,000,000;

(4)	a minimum bid price of $1.00 per share;

(5)	two market makers;

(6)	300 round lot shareholders; and

(7)	compliance with Nasdaq corporate governance rules.

The Company believes that maintaining the listing of its Common Stock on the Nasdaq National Market is in its best interest and in the best interest of its stockholders. Inclusion in the Nasdaq National Market increases liquidity and may potentially minimize the spread between the “bid” and “asked” prices quoted by market makers. Further, a Nasdaq National Market listing may enhance the Company’s access to capital and increase our flexibility in responding to anticipated capital requirements. The Company believes that prospective investors will view an investment in its common stock more favorably if its shares qualify for listing on the Nasdaq National Market.

The Company also believes that the current per share price level of the common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of brokers commissions and to time-consuming procedures that make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

In addition, because brokerage commissions on low-priced stock generally represent a higher percentage of the stock price than commissions on higher-priced stock, the current share price of the common stock can result in individual stockholders paying transaction costs (commissions, markups or markdowns) that represent a higher percentage of their total share value than would be the case if the share price were substantially higher. This factor also may limit the willingness of institutions to purchase the common stock at its current low share price.

In addition, if the common stock is not listed on the Nasdaq National Market and the trading price of the common stock were to remain below $1.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). In

NETMANAGE, INC.

PART II OTHER INFORMATION

Item 5. Other Information

such event, the additional burdens imposed upon broker-dealers to effect transactions in the common stock could further limit the market liquidity of the common stock and the ability of investors to trade the common stock.

If the Company’s common stock is delisted from the Nasdaq National Market, the Company may not qualify for listing on the Nasdaq SmallCap Market. In such an event, sales of the Company’s common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of the common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock.

Item 6. Exhibits and Reports on Form 8-K

a.     Exhibits

None

b.     The Company filed one report on Form 8-K, Item 5. Other Events on June 13, 2001 during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC. (Registrant)

DATE:	August 14, 2001	By:	/s/ Michael Peckham Michael Peckham Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)