Form 10-Q
period 2001-09-30
NETMANAGE INC
filed 2001-11-09
CIK 909793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission file number 0-22158

NetManage, Inc.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	77-0252226 (IRS employer identification no.)

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
YES      NO

Number of shares of registrant’s common stock outstanding as of September 30, 2001: 64,848,541

NETMANAGE, INC.

NETMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$35,404	$35,017

Short-term investments	132	3,033

Accounts receivable, net	13,888	26,081

Prepaid expenses and other current assets	3,679	11,591

Total current assets	53,103	75,722

Property and equipment, at cost:

Computer software and equipment	9,983	10,005

Furniture and fixtures	6,325	6,268

Leasehold improvements	3,236	3,302

	19,544	19,575

Less — Accumulated depreciation	(15,410)	(12,581)

Net property and equipment	4,134	6,994

Goodwill and other intangibles, net	19,150	23,689

Other assets	3,174	3,576

Total assets	$79,561	$109,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$3,152	$5,050

Accrued liabilities	9,300	17,426

Accrued payroll and payroll-related expenses	3,054	4,500

Deferred revenue	18,870	24,453

Income taxes payable	4,055	4,000

Total current liabilities	38,431	55,429

Long-term liabilities	187	1,523

Stockholders’ Equity:

Common stock, $0.01 par value — Authorized — 125,000,000 shares Issued — 73,379,189 and 72,625,520 shares, respectively Outstanding — 64,848,541 and 65,266,455 shares, respectively	734	726

Treasury stock, at cost — 8,529,879 and 7,359,065 shares, respectively	(17,378)	(16,414)

Additional paid-in capital	176,612	176,081

Accumulated deficit	(113,023)	(103,374)

Accumulated other comprehensive loss	(6,002)	(3,990)

Total stockholders’ equity	40,943	53,029

Total liabilities and stockholders’ equity	$79,561	$109,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues:

License fees	$8,190	$13,992	$28,997	$41,361

Services	9,904	11,727	31,177	36,419

Total net revenues	18,094	25,719	60,174	77,780

Cost of revenues	791	1,027	2,598	3,340

Gross margin	17,303	24,692	57,576	74,440

Operating expenses:

Research and development	3,840	5,902	14,314	19,711

Sales and marketing	11,648	17,737	41,047	56,149

General and administrative	2,046	3,875	8,542	15,315

Insurance recovery	—	(1,300)	—	(3,816)

Write-off of in-process research and development	—	—	—	1,700

Restructuring charge	—	5,600	—	5,600

Goodwill impairment	—	42,164	—	42,164

Amortization of goodwill and intangibles	1,503	2,980	4,508	12,014

Total operating expenses	19,037	76,958	68,411	148,837

Loss from operations	(1,734)	(52,266)	(10,835)	(74,397)

Interest income and other, net	2	340	1,673	1,713

Loss before provision for income taxes	(1,732)	(51,926)	(9,162)	(72,684)

Provision for income taxes	179	140	487	452

Net loss	$(1,911)	$(52,066)	$(9,649)	$(73,136)

Net loss per share
Basic	$(0.03)	$(0.80)	$(0.15)	$(1.13)

Diluted	$(0.03)	$(0.80)	$(0.15)	$(1.13)

Weighted average common shares and equivalents

Basic	64,969	64,717	65,221	64,468

Diluted	64,969	64,717	65,221	64,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Loss	$(1,911)	$(52,066)	$(9,649)	$(73,136)

Other comprehensive loss:

Unrealized gain (loss) on investments	(685)	35	(2,253)	79

Foreign currency translation adjustments	28	(2,373)	241	(2,171)

Other comprehensive loss	$(2,568)	$(54,404)	$(11,661)	$(75,228)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,649)	$(73,136)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	7,595	16,878

Provision for doubtful accounts and returns	334	820

Write-off of in-process research and development	—	1,700

Goodwill impairment	—	42,164

Write-off of property, plant & equipment, and other intellectual property	31	—

Changes in assets and liabilities:

Accounts receivable	11,859	3,447

Prepaids and other current assets	7,912	6,971

Other assets	402	—

Accounts payable	(1,898)	(755)

Accrued liabilities & payroll	(9,572)	(17,558)

Deferred revenue	(5,583)	(3,584)

Income taxes payable	55	(4,787)

Long-term liabilities	(1,336)	(1,397)

Net Cash Provided By (Used In) Operating Activities	150	(29,237)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of short term investments	(111,830)	(114,404)

Proceeds from sales and maturities of short term investments	114,731	114,204

Unrealized loss on marketable securities	(2,253)	—

Purchase of property and equipment	(227)	(550)

Purchase of equity investment at cost	—	(1,500)

Net Cash Provided By (Used In) Investing Activities	421	(2,250)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock, net of issuance costs	539	1,718

Purchases of common stock	(964)	—

Net Cash Provided By (Used In) Financing Activities	(425)	1,718

EFFECT OF EXCHANGE RATE CHANGES ON CASH	241	(235)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	387	(30,004)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,017	63,079

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,404	$33,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	INTERIM FINANCIAL DATA

The interim financial statements for the three and nine month periods ended September 30, 2001 and 2000 for NetManage, Inc. (the “Company” or “NetManage”) have been prepared on the same basis as the year end financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. The Company believes the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.	CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3.	REVENUE RECOGNITION

The Company has recognized revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition”. The Company’s revenues are derived from the sale of software licenses and related services, which include maintenance and support, consulting and training services. License fees are earned under software license agreements to end-users and resellers and are generally recognized as revenue upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed and determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. The Company offers its customers a 30-day right of return on sales and records an estimate of such returns at the time of product delivery based on historical experience. To date, such returns have been insignificant. Certain of the Company’s sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of a portion of such sales until the distributor sells the merchandise. The Company’s international distributors generally do not have return rights and, as such, the Company generally recognizes sales to international distributors upon shipment, if all other revenue recognition criteria have been met.

Service revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the residual value of the services is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectibility is deemed probable.

4.	GOODWILL

Goodwill and other intangible assets acquired are being amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. Accumulated amortization was approximately $30.3 million and $25.8 million at September 30, 2001 and December 31, 2000, respectively.

Subsequent to its acquisitions, the Company assesses long-lived assets acquired for impairment under Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 121 “Accounting for the Impairment of Long-Lived

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three and nine month periods ended September 30, 2001 and September 30, 2000, the number of shares used in the computation of diluted loss per share were the same as those used for the computation of basic loss per share. For the three and nine month periods ended September 30, 2001, potentially dilutive securities of 6,943,003 and 5,574,632, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

6.	RESTRUCTURING OF OPERATIONS

On August 3, 2000, the Company announced a restructuring of its operations designed to re-focus the Company on core business functions and reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses and the write down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge included approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations and an $800,000 settlement to Verity for a software license that the Company does not plan to use and, accordingly, has written-off. As of September 30, 2001, the Company had incurred costs totaling approximately $4.3 million related to the restructuring, which required $4.3 million in cash expenditures. The remaining reserve related to this restructuring was approximately $1.3 million, which is included in accrued liabilities.

The following table lists the components of the August 2000 NetManage restructuring charge for the nine-month period ended September 30, 2001 (in thousands):

	Employee	Excess
	Costs	Facilities	Other	Total

Balance at December 31, 2000	$100	$1,884	$100	$2,084

Reserve utilized in nine months ended September 30, 2001	(100)	(626)	(73)	(799)

Balance at September 30, 2001	$—	$1,258	$27	$1,285

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the fourth quarter of 1999, following the acquisitions of Wall Data, Inc. (“Wall Data”) and Simware, Inc. (“Simware”), the Company initiated a plan to restructure its worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee terminations and $0.5 million for legal, accounting and other. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million, which is expected to be funded from internal operations. As of September 30, 2001, the Company had incurred costs totaling approximately $2.8 million related to the restructuring, which required $2.8 million in cash expenditures. The remaining reserve related to this restructuring was approximately $1.0 million.

The following table lists the change in the NetManage restructuring charge from 1999 for the nine-month period ended September 30, 2001 (in thousands):

	Excess
	Facilities	Other	Total

Balance at December 31, 2000	$1,139	$300	$1,439

Reserve utilized in nine months ended September 30, 2001	(174)	(300)	(474)

Balance at September 30, 2001	$965	$—	$965

Prior to its acquisition by the Company, Wall Data had initiated a plan to restructure its worldwide operations to re-focus Wall Data on its core business functions and to reduce operating expenses. In conjunction with the acquisition, the Company recorded as an accrued liability the remaining restructuring accrual of approximately $.7 million for facilities related expenses. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $.7 million, which were expected to be funded from internal operations. As of September 30, 2001, the Company had incurred costs totaling approximately $.4 million. The remaining reserve related to this restructuring is approximately $.3 million.

The following table lists the change in the NetManage restructuring charge from Wall Data for the nine-month period ended September 30, 2001 (in thousands):

Excess
Facilities

Balance at December 31, 2000	$417

Reserve utilized in nine months ended September 30, 2001	(159)

Balance at September 30, 2001	$258

In August 1998, following the acquisition of FTP Software, Inc. (“FTP”), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. Additionally, prior to the acquisition of FTP by the Company, FTP recorded a restructuring charge. The remaining restructuring liability of $9.7 million as of the date of the acquisition was assumed by the Company. The $7.0 million restructuring charge includes approximately $5.5 million of estimated expenses for the write-off of excess equipment and leasehold improvements as NetManage facilities are downsized or closed, facilities-related expenses associated with the consolidation of redundant operations and $1.5 million of employee-related expenses for employee terminations. The Company completed the majority of the restructuring actions by the end of 1998. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $13.7 million, which was expected to be funded from internal operations. At September 30 2001, the remaining FTP reserve related to this restructuring plan was approximately $0.9 million.

The following table lists the components of the 1998 NetManage restructuring charge for the nine-month period ended September 30, 2001 (in thousands):

Excess
Facilities

Balance at December 31, 2000	$1,108

Reserve utilized in nine months ended September 30, 2001	(224)

Balance at September 30, 2001	$884

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against NetManage, Inc. (“NetManage”) and its affiliates Network Software Associates, Inc. (“NSA”) and Netsoft, among numerous other defendants in United States of America ex rel. Kenneth Fisher v. Network Software Associates, Inc., a California corporation, et al., in the United States District Court for the District of Columbia. The United States government declined to pursue the action on its own behalf and, therefore, the action is pursued by a realtor, Kenneth Fisher. NetManage and its affiliates first learned of the action when they were served with the amended complaint (“Complaint”) in May 2001. The Complaint alleges that defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997 NetManage and its affiliates presented false or fraudulent claims for payment or approval to the government (31 U.S.C. § 3729(a)(1)), and used false records or statements to get claims paid or approved by the government (31 U.S.C. § 3729(a)(2)) in connection with NSA’s application and certification as a Section 8(a) minority owned and controlled company. In addition, the Complaint alleges that NSA and Netsoft conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8(a) entity for alleged use by NSA’s Federal Systems Division (31 U.S.C. § 3729(a)(3)) Plaintiff alleges damages in excess of $30,000,000 to $45,000,000.

NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by plaintiff. However, plaintiff alleges that any liabilities of NSA and Netsoft passed to NetManage. NetManage and its affiliates find plaintiff’s allegations to be without merit and intend to vigorously defend against this action. On June 15, 2001, the defendants, including NetManage and its affiliates, filed a motion to dismiss the action which is currently pending before the Court. In response to NetManage’s request that Plaintiff voluntarily dismiss it as a party in this action, plaintiff voluntarily dismissed NetManage from this action without prejudice on August 14, 2001. This dismissal was approved by the Court and filed on September 5, 2001. Pursuant to the dismissal, NetManage agreed to a tolling arrangement such that November 22, 1999 shall be deemed the filing date should Plaintiff seek to reassert against NetManage the claims alleged in the First Amended Complaint and NetManage agreed not to assert statute of limitations, laches, estoppel, or any similar defense with reference to any date after November 22, 1999.

In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. (“Firefox”) and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox’s operations and financial results. On May 8, 1997, the district court granted defendants’ motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). After remand, the Company renewed its motion to dismiss. On March 22, 2000, a hearing on the Company’s motion to dismiss was held by the district court and on March 20, 2001, the Court of Appeals for the Ninth Circuit affirmed the dismissal.

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

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. TREASURY STOCK

During the first nine months of 2001, the Company purchased 1,170,814 shares of its outstanding common shares for approximately $1.0 million.

9. ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supercedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS 143 (“SFAS 143”) “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS 143 address financial accounting reporting for the retirement obligation of an asset. SFAS 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS 143 will have on its financial position, results of operations, or cash flows.

In July 2001, the FASB also issued SFAS No. 142, (“SFAS 142”), “Goodwill and Intangible Assets ”, which supersedes APB Opinion No. 17, “Intangible Assets ”. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using the fair value approach, except in certain circumstances, and whether there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization.

Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $2.7 million based on anticipated amortization for 2002. Goodwill amortization for the nine months ended September 30, 2001 was approximately $2.0 million.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS 141”), “Business Combinations”, which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company believes that the adoption of SFAS 141 will not have a material impact on the financial position or the results of operations of the Company.

NETMANAGE, INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include assumptions regarding expected revenues from products recently introduced or acquired as a result of recent acquisitions of other companies, expected changes in operating expenses and capital spending, the Company’s expectation that sales may fluctuate modestly through the remainder of 2001, and the Company’s expectation that research and development and sales and marketing expenses will remain flat or increase slightly as a percentage of revenues. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, among other things, a realization in the future that the markets for the Company’s products, including but not limited to Rumba, ViewNow, and OnWeb could grow more slowly than the Company or market analysts believe, or the Company will not be able to compete effectively in those markets. In addition, there is no assurance that the Company’s products for real-time customer support over the Internet will receive customer acceptance, that the Company will not suffer increased competitive pressures, that buying decisions by the Company’s customers will not be adversely influenced by the actions of the Company’s competitors or other market factors, that the Company will be able to realize new business opportunities that may exist as a result of the acquisition of Wall Data, Simware, or Aqueduct, that the Company will be able to execute on its revised business plan in a manner that will allow it to improve its financial position, or that economic difficulties in the United States and Asia will not adversely affect sales of the Company’s products in those regions. Additional factors that could affect the Company’s business, financial condition and results of operations include those discussed below under “Factors That May Affect Future Results and Financial Condition.” The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements.

OVERVIEW

The Company develops and markets software applications that allow its customers to implement host computer access from a range of internal or external desktop or web-based client computers, to publish information from existing host-centric applications to Internet and web-based client computer users, and to create new applications that leverage existing host applications and data sources. The Company develops and markets these software solutions for UNIX®, IBM AS/400 midrange and IBM corporate mainframe computers. The Company also provides professional support, maintenance and consultancy services to its customers in association with the products the Company develops and markets.

OPERATIONS

During the past several years, the Company has taken a number of initiatives intended to control costs and reduce operating expenses, including the discontinuance of several low revenue generating products, and the implementation of a worldwide restructuring of its operations as a result of acquisitions and prevailing market conditions.

The Company had initiated other restructuring plans as a result of the acquisitions of Wall Data, Simware, and Aqueduct including the $5.6 million restructuring plan announced on August 3, 2000 (see Note 6 above). For most of 2000, the Company focused on the core competencies of its key business lines — the PC Connectivity product line, the Web Publishing, Integration and Development product line, and the Realtime Interactive Support product line — each with dedicated development, sales, marketing, and support resources.

NETMANAGE, INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The PC Connectivity product line provides the technology to make the connection between personal computers and large corporate computers possible. These products leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Web Publishing, Integration and Development product line provides the technology to allow customers to leverage the investment they have in existing host-based systems, applications and business processes for new web-based presentations, applications and solutions. The Web Publishing, Integration and Development product line includes the Company’s product branded OnWeb. The Realtime Interactive Support functionality, previously sold as the standalone product Support Now, is now built into the Company’s full line of products and adds value to the PC Connectivity and Web Publishing, Integration and Development product offerings.

In the first nine months of 2001, the Company experienced a decline in revenues compared to the same period in the prior year. The Company believes that its revenues were adversely impacted by the general slowdown in technology purchases due to current economic conditions in North America and the tragic events of September 11, 2001. The Company continues to experience pricing pressures on its products. There can be no assurance that revenues will increase at all in future periods. See “Factors That May Affect Future Results and Financial Condition — Marketing and Distribution” below.

Because the Company generally ships software products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and revenues in any one-quarter are substantially dependent on orders booked in that quarter. The Company’s operating expense levels are based in part on the Company’s expectations as to future revenues and to a large extent are fixed. Operating expenses are expected to stabilize at those levels incurred in the third quarter and may fluctuate as a percentage of net revenues as the Company develops and introduces new products, which may contribute more significantly to revenue. While the Company continues to adjust its operations to address these issues, there can be no assurance that net revenues or net loss will improve in the future.

As a result, the Company announced a restructuring of the Company on August 3, 2000. As part of the restructuring, the Company reduced its workforce by approximately 17%, consisting mostly of Engineering and Customer Support personnel who were focused primarily on the Company’s older technologies, acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products, the Company’s ability to enhance and expand products acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, the Company also made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of estimated expenses for facilities-related charges and $1.6 million of employee-related expenses for employee terminations. As of September 30, 2001, the Company had incurred costs totaling approximately $4.3 million related to the restructuring which required $4.3 million in cash expenditures.

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

On June 5, 2000, the Company completed its acquisition of Aqueduct Software, Inc. (“Aqueduct”), and an early stage web-based application intelligence company. The Company issued 1,121,495 shares of NetManage common stock and issued warrants and options to purchase an additional 727,237 shares for all the outstanding stock of Aqueduct including the retirement of $2.2 million of notes payable and accrued interest. The Company also hired the three employees of Aqueduct who subsequently left the Company. The acquisition was accounted for as a purchase.

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

On November 26, 1999, the Company acquired approximately 89% of the outstanding shares of Wall Data pursuant to a cash tender offer. The Company acquired the remaining outstanding shares of Wall Data on December 29, 1999. The acquisition was accounted for as a purchase.

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

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine months ended September 30, 2001 compared to September 30, 2000 (dollars in millions):

	Three months ended September 30,			Nine months ended September 30,

	2001	2000	Change %	2001	2000	Change %

Net revenues:
License fees	$8.2	$14.0	-41.4%	$29.0	$41.4	-30.0%

Services	9.9	11.7	-15.4%	31.2	36.4	-14.3%

Total net revenues	$18.1	$25.7	-29.6%	$60.2	$77.8	-22.6%

As a percentage of revenues:

License fees	45.3%	54.5%		48.2%	53.2%

Services	54.7%	45.5%		51.8%	46.8%

Total net revenues	100.0%	100.0%		100.0%	100.0%

Gross margin	$17.3	$24.7	-30.0%	$57.6	$74.4	-22.6%

As a percentage of revenues:	95.6%	96.1%		95.7%	95.6%

Research and development	$3.8	$5.9	-35.6%	$14.3	$19.7	-27.4%

As a percentage of revenues:	21.0%	23.0%		23.8%	25.3%

Sales and marketing	$11.7	$17.7	-33.9%	$41.0	$56.1	-26.9%

As a percentage of revenues:	64.6%	68.9%		68.1%	72.1%

General and administrative	$2.0	$3.9	-48.7%	$8.5	$15.3	-44.4%

As a percentage of revenues:	11.0%	15.2%		14.1%	19.7%

Interest income and other, net	$—	$0.3	-100.0%	$1.7	$1.7	0.0%

As a percentage of revenues:	0.0%	1.2%		2.8%	2.2%

Provision for income taxes	$0.2	$0.1	100.0%	$0.5	$0.5	0.0%

Effective tax rate	1.1%	0.4%		0.8%	0.6%

Net Revenues

Historically, a substantial portion of the Company’s net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with licenses.

License revenues and service revenues decreased for the three and nine-month periods ended September 30, 2001 as compared to the same periods in 2000. This decrease resulted from customer decisions to cancel or postpone purchases of the Company’s products, due to the slowing North American economy, and the tragic events of September 11, 2001.

The Company has operations worldwide with sales offices located in the United States, Europe, Canada, Latin America, Israel and Japan. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 31% and 22% for the three months ended September 30, 2001 and 2000, respectively, and 28% and 27% for the nine months ended September 30, 2001 and 2000, respectively.

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s revenues are derived from the sale of software licenses and related services, which include maintenance and support, consulting and training services. License fees are earned under software license agreements to end-users and resellers and are generally recognized as revenue upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed and determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. The Company offers its customers a 30-day right of return on sales and records an estimate of such returns at the time of product delivery based on historical experience. To date, such returns have been insignificant. Certain of the Company’s sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of a portion of such sales until the distributor sells the merchandise. The Company’s international distributors generally do not have return rights and, as such, the Company generally recognizes sales to international distributors upon shipment, if all other revenue recognition criteria have been met.

Service revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the residual value of the services is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectibility is deemed probable.

No customer accounted for 10% or more of net revenues in any of the three or nine month periods ended September 30, 2001 or 2000.

Gross margin

Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into the Company’s products as well as costs associated with order processing, product packaging, documentation, and software duplication.

Gross margin decreased in absolute dollars and remained relatively flat as a percentage of net revenues for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000, primarily as a result of the decrease in revenue and the impact of the Company’s cost reduction efforts related to software procurement and distribution.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and benefits, occupancy and travel expenses, as well as fees paid to outside consultants. R&D expenses decreased in absolute dollars and as a percentage of net revenues as a result of the reduction in headcount for research and development activities due to the Company’s restructuring in August 2000 and from ongoing cost reduction efforts.

Sales and marketing

Sales and marketing (“S&M”) expenses consist primarily of salaries and commissions of sales, consulting and marketing personnel, advertising and promotion expenses, and customer service and support costs. S&M expenses decreased in absolute dollars and as a percentage of net revenues primarily as a result of lower sales levels, the reduction in sales and support staff as part of the ongoing cost reduction efforts, and to a lesser extent, actions as a result of the Company’s restructuring in August 2000.

General and administrative

General and administrative (“G&A”) expenses decreased in absolute dollars and as a percentage of net revenues primarily as a result of the reduction in administrative staff as part of the ongoing cost reduction efforts, and to a lesser extent, the allocation of some G&A costs to other functional areas.

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income and other, net

During the nine month period ended September 30, 2001, the company received $8.7 million in income tax refunds that included $1.3 million in interest income.

Provision for income taxes

The Company’s effective tax rate for 2001 is less than 1% due to the Company’s current consolidated loss position. Income taxes primarily include international withholding taxes and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(In millions)	2001	2000

Cash and cash equivalents	$35.4	$35.0

Short-term investments	0.1	3.0

Total	$35.5	$38.0

Since the Company’s inception, its operations have been financed primarily through cash provided by operations and sales of capital stock. The Company’s primary financing activities to date consist of its initial and secondary stock offerings and preferred stock issuances, which aggregated net proceeds to the Company of approximately $72.5 million. The Company does not have a bank line of credit.

During the nine months ended September 30, 2001, the Company’s aggregate cash, cash equivalents and short-term investments decreased from $38.0 million to $35.5 million. This decrease was due primarily to an unrealized loss of $2.2 million in marketable securities and the purchase of approximately $1.0 million in Treasury Stock, offset slightly by an increase in the Company’s cash and cash equivalents.

The Company’s principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. The Company does not have any specific commitments with regard to future capital expenditures.

Net cash provided and used in financing activities in 2001 reflects the issuance of shares under the Company’s employee stock purchase program, the stock option plans and the purchase of the Company’s common stock, from time to time, through open market purchases.

The Company’s Board of Directors authorized the repurchase from time to time of up to 9,000,000 shares of the Company’s common stock through open market purchases. In the twelve months ended December 31, 2000, the Company repurchased 1,004,765 shares of its common stock on the open market at an average purchase price of $0.85 per share for a total cost of approximately $0.9 million. During the nine months ended September 30, 2001, the Company purchased 1,170,814 shares of its common stock on the open market at an average purchase price of $0.82 per share for a total cost of approximately $1.0 million. Cumulatively, as of September 30, 2001, the Company has purchased 8,529,879 shares of its common stock at an average price of $2.04 per share for a total cost of approximately $17.4 million. Subsequent to September 30, 2001, the Board of Directors authorized the repurchase of an additional 6,000,000 shares of the Company’s common stock from time-to-time on the open market.

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At September 30, 2001, the Company had working capital of $14.7 million. The Company believes that its current cash balances and future operating cash flows will be sufficient to meet the Company’s working capital and capital expenditure requirements.

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

The Company does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period were marked-to-market with unrealized gains and losses included in interest income and, thus, were recognized in income in advance of the actual foreign currency cash flows. As these forward contracts matured, the realized gains and losses were recorded and were included in net income (loss) as a component of interest income. The Company’s ultimate realized gain or loss with respect to currency fluctuations depended upon the currency exchange rates and other factors in effect as the contracts mature. The Company did not use foreign currency forward contracts during the nine month period ended September 30, 2001.

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

TERRORIST ATTACKS AND THREATS OR ACTUAL WAR

Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military may impact the Company’s operations. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. These events also could result in economic recession in the U.S. or abroad. Any of these occurrences could have significant impact on the Company’s operating results, revenues and costs and may result in the volatility of the market price for the Company’s common stock and on the future price of the Company’s common stock.

RESTRUCTURING; INTEGRATION OF OPERATIONS OF WALL DATA AND SIMWARE

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

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CHANGES IN PERSONNEL

The majority of the Company’s employee workforce is located in the competitive employment markets of Silicon Valley and Orange County in California; the suburban Boston area; the suburban Seattle area; Ottawa, Ontario, Canada; and Haifa, Israel. From the latter half of 1996 until recently, the Company (and, prior to their acquisitions, both FTP and Wall Data) experienced high attrition at all levels and across all functions of the Company. The attrition experienced by the Company was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of the Company’s restructurings and acquisitions and the Company’s results of operations. Managing employee attrition, integrating acquired operations and products, and expanding both the geographic areas of its customer base and operations had resulted in substantial demands on the Company’s management resources and increased the difficulty of hiring, training, and assimilating new employees.

PRODUCT DEVELOPMENT AND COMPETITION

The market for the Company’s products is intensely competitive and characterized by rapidly changing technology, evolving industry standards; changes in customers’ needs and frequent new product introductions. From time to time over the past three years, many customers have delayed purchase decisions due to the confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve its position in this industry, the Company must successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. The company has experienced difficulty from time to time in developing and introducing new products and enhancing existing products, in a manner which satisfies customer requirements and changing market demands. Any further failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business, financial condition, and results of operations. The failure to develop on a timely basis products or product enhancements incorporating new functionality could cause customers to delay purchase of the Company’s current products or cause customers to purchase products from the Company’s competitors; either situation would adversely affect the Company’s business, financial condition, and results of operations. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

Because certain of the Company’s products incorporate software and other technologies developed and maintained by third parties, the Company is, to a certain extent, dependent upon such third parties’ ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company would be able to replace the functionality provided by the third party technologies currently offered in conjunction with its products if those technologies become unavailable to it or obsolete or incompatible with future versions of the Company’s products or market standards. For example, substantially all of NetManage’s net revenues have been derived from the sales of products that provide internetworking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of certain of the Company’s products might be negatively impacted by developments adverse to Microsoft’s Windows products. In addition, the Company’s strategy of developing products based on the Windows operating environment is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No assurance can be given as to the ability of the Company to provide, on a timely basis, products compatible with future Windows releases.

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s ability to internally develop new products and product enhancements is dependent upon its ability to attract and retain qualified employees. See “Changes in Personnel” above. In addition to internal development of new products and technologies, the future success of the Company may depend on the ability of the Company to enter into and implement strategic alliances and Original Equipment Manufacturer relationships to develop necessary products or technologies, to expand the Company’s distribution channels or to jointly market or gain market awareness for the Company’s products. There can be no assurance that the Company will be successful in identifying or developing such alliances and relationships or those alliances and relationships will achieve their intended purposes.

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

The Company’s connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, Novell and Sun Microsystems, Inc., as well as smaller networking software companies such as Hummingbird Communications Ltd. The Company also faces competition from makers of terminal emulation software such as Attachmate Corporation and WRQ, Inc. Many of the Company’s competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name or product recognition and a larger customer base, than the Company. The market for the Company’s products is characterized by significant price competition and the Company anticipates that it will face increasing pricing pressures from its current and new competitors in the future. Moreover, given that there are low barriers to entry into the software market and that the market is rapidly evolving and subject to rapid technological change, the Company believes that competition will persist and intensify in the future. There can be no assurance that the Company will be able to provide new products that compare favorably with the new products of the Company’s competitors or that competitive pressures will not require the Company to reduce its prices. The Company has experienced price declines for its products since 1997. Any further material reduction in the prices of the Company’s products would require the Company to increase unit sales in order to maintain revenues at existing levels. There can be no assurance that the Company will be successful in doing so.

The Company’s competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of the Company’s products. These developments may adversely affect the Company’s sales of its own products either by directly affecting customer-purchasing decisions or by causing potential customers to delay their purchases of the Company’s products. Several of the Company’s competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 95, Windows 98, Windows 2000, Windows ME, and Windows NT operating systems. The Company has products, which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MARKETING AND DISTRIBUTION

Historically, the Company has relied significantly on its independent distributors, systems integrators and value-added resellers for certain elements of the marketing and distribution of its products. The agreements in place with these organizations are generally non-exclusive. These organizations are not within the control of the Company, may represent other product lines in addition to those of the Company and are not obligated to purchase products from the Company. There can be no assurance that such organizations will give a high priority to the marketing of the Company’s products, and such organizations may give a higher priority to other products, which may include those of the Company’s competitors. Actions of this nature by such organizations could result in a lower sales effort being applied to the Company’s products and a consequent reduction in the Company’s operating results. The Company’s results of operations can also be materially adversely affected by changes in the inventory strategies of its resellers, which can occur rapidly and may not be related to end-user demand. As part of its continued strategy of selling through multiple distribution channels, the Company expects to continue its use of indirect distribution channels, particularly value-added resellers and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total net revenues during last quarter 2001 and beyond, as a result of acquisitions or increased market penetration. Any material increase in the Company’s indirect sales as a percentage of revenues may adversely affect the Company’s average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that the Company will be able to attract or retain resellers and distributors who will be able to market the Company’s products effectively, will be qualified to provide timely and cost-effective customer support and service, or will continue to represent the Company’s products, and any inability on the part of the Company to recruit or retain important resellers or distributors could adversely affect the Company’s business, financial condition or results of operations.

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

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GLOBAL MARKET RISKS

The Company derived approximately 31% and 28% of net revenues from sales outside of North America (United States and Canada) during the three and nine months ended September 30, 2001, respectively. While the Company expects that international sales will continue to account for a significant portion of its net revenues, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company’s products or that the Company’s distributors will be able to effectively meet that demand. Risks inherent in the Company’s international business activities generally include unexpected changes in regulatory requirements, the limitations imposed by U.S. export laws (see “Government Regulation and Legal Uncertainties” below), changes in markets caused by a variety of political, social and economic factors, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, currency exchange rate fluctuations, potentially adverse tax consequences, repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company’s future international sales and, consequently, on the Company’s business, financial condition or results of operations. Additionally, the recent slowdown in North America of purchases of information technology due to current economic conditions will affect the Company’s ability to generate revenues and profit, and could adversely affect the Company’s financial condition and results of operations.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company’s products, increase the Company’s cost of doing business or otherwise have an adverse effect on its business, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Further, due to the encryption technology contained in certain of the Company’s products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company’s ability to distribute products outside of the United States or electronically. While the Company takes precautions against unlawful exportation, there can be no assurance that inadvertent violations will not occur, and the global nature of the Internet makes it virtually impossible to effectively control the distribution of the Company’s products. In addition, future federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restriction, new legislation or regulation or unlawful exportation could have a material adverse effect on the Company’s business, financial condition, or results of operations

NETMANAGE, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET

The Company received a letter dated June 5, 2001, from the staff of The Nasdaq Stock Market (“Nasdaq”), which notified the Company that the bid price for its common stock had been below $1.00 per share for a period of thirty consecutive days. The staff later advised the Company that it would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain it’s listing on the Nasdaq National Market.

The Company was unable to demonstrate compliance with the minimum bid requirement for ten consecutive days before September 4, 2001, and on September 10, 2001 the Company received written notification from Nasdaq that the Company’s common stock would be delisted on September 18, 2001. The Company issued a letter to Nasdaq on September 14, 2001 requesting a hearing before the Nasdaq Listing Qualification Panel. A subsequent letter from Nasdaq on September 17, 2001 granted an oral hearing date of October 18, 2001 in Washington, D.C. for the Company to demonstrate its ability to sustain long-term compliance with all applicable maintenance listing criteria.

In anticipation of a hearing before the Nasdaq Listing Qualification Board, a Special Meeting of the Stockholders had been set for October 22, 2001 for the approval of a Reverse Stock Split. A Preliminary Proxy was filed with the SEC on September 14, 2001 for a Special Meeting of the Company’s Stockholders’ on October 22, 2001 to approve the Reverse Stock Split proposal.

The Company received a letter from Nasdaq, dated September 27, 2001, notifying the Company that Nasdaq had implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on Nasdaq. The letter stated that the hearing scheduled for October 18, 2001 in Washington, D.C. for the Company to demonstrate its ability to sustain long-term compliance with all applicable maintenance listing criteria had been canceled by Nasdaq. The letter further stated that the moratorium on the minimum bid price and market value of public float requirements would be suspended until January 2, 2002, at which time the 30 and 90 day periods provided by marketplace Rule 4310(c)(8)(B) would start anew. In light of the correspondence from Nasdaq, the Company canceled the Special Meeting of the Stockholders scheduled to be held on October 22, 2001 and will not proceed with the proposed Reverse Stock Split at this time.

NETMANAGE, INC.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 3. is incorporated by reference from the section entitled “Disclosures about Market Risk” found above, under Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against NetManage, Inc. (“NetManage”) and its affiliates Network Software Associates, Inc. (“NSA”) and Netsoft, among numerous other defendants in United States of America ex rel. Kenneth Fisher v. Network Software Associates, Inc., a California corporation, et al., in the United States District Court for the District of Columbia. The United States government declined to pursue the action on its own behalf and, therefore, the action is pursued by a realtor, Kenneth Fisher. NetManage and its affiliates first learned of the action when they were served with the amended complaint (“Complaint”) in May 2001. The Complaint alleges that defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997 NetManage and its affiliates presented false or fraudulent claims for payment or approval to the government (31 U.S.C. § 3729(a)(1)), and used false records or statements to get claims paid or approved by the government (31 U.S.C. § 3729(a)(2)) in connection with NSA’s application and certification as a Section 8(a) minority owned and controlled company. In addition, the Complaint alleges that NSA and Netsoft conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8(a) entity for alleged use by NSA’s Federal Systems Division (31 U.S.C. § 3729(a)(3)) Plaintiff alleges damages in excess of $30,000,000 to $45,000,000.

NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by plaintiff. However, plaintiff alleges that any liabilities of NSA and Netsoft passed to NetManage. NetManage and its affiliates find plaintiff’s allegations to be without merit and intend to vigorously defend against this action. On June 15, 2001, the defendants, including NetManage and its affiliates, filed a motion to dismiss the action which is currently pending before the Court. In response to NetManage’s request that Plaintiff voluntarily dismiss it as a party in this action, plaintiff voluntarily dismissed NetManage from this action without prejudice on August 14, 2001. This dismissal was approved by the Court and filed on September 5, 2001. Pursuant to the dismissal, NetManage agreed to a tolling arrangement such that November 22, 1999 shall be deemed the filing date should Plaintiff seek to reassert against NetManage the claims alleged in the First Amended Complaint and NetManage agreed not to assert statute of limitations, laches, estoppel, or any similar defense with reference to any date after November 22, 1999.

In February 1996, a securities class action complaint, Zeid, et al. v. Kimberley, et al., was filed in the United States District Court for the Northern District of California against Firefox Communications Inc. (“Firefox”) and certain of its former officers and directors. FTP acquired Firefox in July 1996. The complaint alleged that, between July 20, 1995 and January 2, 1996, the defendants violated the federal securities laws by making false or misleading statements about Firefox’s operations and financial results. On May 8, 1997, the district court granted defendants’ motion to dismiss without leave to amend. Plaintiffs filed a notice of appeal. Oral argument on the appeal was held on September 14, 1998. On November 1, 1999, the Court of Appeals for the Ninth Circuit issued an order vacating the judgment of the district court and remanded the case back to the district court for reconsideration in light of its recently issued landmark decision in the securities litigation case of Janas v. McCraken (In re Silicon Graphics Inc.). After remand, the Company renewed its motion to dismiss. On March 22, 2000, a hearing on the Company’s motion to dismiss was held by the district court and on March 20, 2001, the Court of Appeals for the Ninth Circuit affirmed the dismissal.

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

NETMANAGE, INC.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET

The Company received a letter dated June 5, 2001, from the staff of The Nasdaq Stock Market (“Nasdaq”), which notified the Company that the bid price for its common stock had been below $1.00 per share for a period of thirty consecutive days. The staff later advised the Company that it would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain it’s listing on the Nasdaq National Market.

The Company was unable to demonstrate compliance with the minimum bid requirement for ten consecutive days before September 4, 2001, and on September 10, 2001 the Company received written notification from Nasdaq that the Company’s common stock would be delisted on September 18, 2001. The Company issued a letter to Nasdaq on September 14, 2001 requesting a hearing before the Nasdaq Listing Qualification Panel. A subsequent letter from Nasdaq on September 17, 2001 granted an oral hearing date of October 18, 2001 in Washington, D.C. for the Company to demonstrate its ability to sustain long-term compliance with all applicable maintenance listing criteria.

In anticipation of a hearing before the Nasdaq Listing Qualification Board, a Special Meeting of the Stockholders had been set for October 22, 2001 for the approval of a Reverse Stock Split. A Preliminary Proxy was filed with the SEC on September 14, 2001 for a Special Meeting of the Company’s Stockholders’ on October 22, 2001 to approve the Reverse Stock Split proposal.

The Company received a letter from Nasdaq, dated September 27, 2001, notifying the Company that Nasdaq had implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on Nasdaq. The letter stated that the hearing scheduled for October 18, 2001 in Washington, D.C. for the Company to demonstrate its ability to sustain long-term compliance with all applicable maintenance listing criteria had been canceled by Nasdaq. The letter further stated that the moratorium on the minimum bid price and market value of public float requirements would be suspended until January 2, 2002, at which time the 30 and 90 day periods provided by marketplace Rule 4310(c)(8)(B) would start anew. In light of the correspondence from Nasdaq, the Company canceled the Special Meeting of the Stockholders scheduled to be held on October 22, 2001 and will not proceed with the proposed Reverse Stock Split at this time.

PRESS RELEASE DATED FRIDAY, NOVEMBER 2, 2001

In the Company’s press released dated Friday, November 2, 2001, the Company inadvertently reported certain services revenues for the three and nine month periods ended September 30, 2001 of $606,000 and $2,008,000, respectively, as License fees. These revenues should have been reported as Services. The reclassification of these revenues does not change the Total net revenues as reported by the Company for the three and nine month periods ending September 30, 2001. The adjusted revenue classifications are as shown on the Condensed Consolidated Statements of Operations as reported in Part I, Financial Information of this filing.

NETMANAGE, INC.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

None

B Reports on Form 8-K.

The Company filed a report on Form 8-K, Item 5. Other Events, on September 14, 2001, announcing that it received a staff determination letter, dated September 10, 2001, from The Nasdaq Stock Market, Inc., indicating that the Company no longer complied with the minimum bid price requirement for continued listing, as set forth in Marketplace Rule 4450 (a) (5), and that the Company’s stock was therefore subject to delisting from The Nasdaq National Market. The Form 8-K also announced that the Company was appealing this determination by immediately requesting a hearing before a Nasdaq listing qualifications panel.

The Company filed a report on Form 8-K, Item 5. Other Events, on October 14, 2001, announcing that it was advised by staff of The Nasdaq Stock Market, Inc. that the minimum bid price requirement for listing on the Nasdaq National Market will be suspended until January 2, 2002. The Form 8-K also announced that the Company was further advised that the 30 day and 90 day periods provided by Marketplace Rule 4310 (c)(8)(b) will start anew on January 2, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC. (Registrant)

DATE:	November 8, 2001	By:	/s/ Michael Peckham Michael Peckham Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)