Form 10-K
period 2001-12-31
NETMANAGE INC
filed 2002-04-01
CIK 909793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-22158

NetManage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0252226
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10725 North De Anza Boulevard, Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(408) 973-7171

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market, was $54,383,028 as of March 5, 2002(1).

      The number of shares of Common Stock outstanding as of March 5, 2002 was 63,980,034.

DOCUMENTS INCORPORATED BY REFERENCE

SECTIONS OF THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT’S ANNUAL MEETING OF STOCKHOLDERS, TO BE HELD JUNE 5, 2002, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT TO THE EXTENT STATED HEREIN.

(1)	Excludes 10,577,875 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 5, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant or that such person is otherwise an “affiliate” for any other purpose.

PART I

Item 1 — Business.

General

      Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

      NetManage, Inc. was incorporated in 1990 as a California corporation and we reincorporated in Delaware in 1993 in conjunction with our initial public offering. References in this annual report on Form 10-K to “NetManage,” “we”, “our”, and “us” collectively refer to NetManage, Inc., a Delaware corporation, its subsidiaries and its California predecessor. Our principal executive offices are located at 10725 North De Anza Boulevard, Cupertino, California 95014 and our telephone number is (408) 973-7171.

      NetManage, OnWeb, Rumba, ViewNow, OnNet, Chameleon UNIXLink, Chameleon HostLink, OpSession, SupportNow, NS/ Portfolio, NS/ Router, InterDrive, the NetManage logo and the lizard logo are trademarks or registered trademarks of NetManage, Inc. or our wholly owned subsidiaries in the United States and other countries. UNIX is a registered trademark in the U.S. and other countries, licensed exclusively through X/ Open Company Limited. Windows XP, Windows 2000, Windows NT, Windows 98, Windows 95 and Windows 3.x are registered trademarks in the U.S. and other countries by Microsoft Corporation. AS/400 is a registered trademark in the U.S. and other countries of International Business Machines Corporation. All other trademarks are the property of their respective owners.

Overview

      We develop and market software and service solutions that allow our customers to access and leverage the considerable investment they have in their host-based business applications, processes and data.

      Our business is primarily focused on providing a broad spectrum of specific personal computer and network or application server-based software and tools. These products allow our customers to access and use their mission-critical line-of-business host applications and resources; to publish information from existing host systems in a web presentation particularly to new users via the Internet; to create new web-based applications that leverage the corporation’s existing business processes and applications; and, to ensure the continued operation of these solutions through the incorporation and deployment of innovative, real-time, Internet-based support solutions.

      Our business is targeted at taking advantage of the trend of major corporations worldwide to adopt Business-to-Business, or B2B, or Business-to-Consumer, or B2C, initiatives. In this market, we enable our customers to bridge between their existing access systems and technologies, Business-to-Employee, or B2E, and those required to compete in the B2B, and B2C marketplaces. The corporate resources internal to the organization, those behind existing B2E solutions, are the basis of any eBusiness transformation for an existing company. Alongside these solutions, we are focused on providing products that allow existing corporate business processes to be extended to business partners in the supply and demand chains, and products that allow new business processes to be created in support of corporate eBusiness B2B and B2C initiatives. We also focus on taking advantage of major current industry trends: the expansion of the Internet and its adoption as the eCommerce and eBusiness infrastructure; the continued mobilization of personal computer users and the adoption of mobile information access and display devices; and the availability of broader access to corporate data and information for people internal and external to an organization.

      We develop and market these software solutions to allow our customers to access and leverage applications, business processes and data on International Business Machines, or IBM, corporate mainframe computers, and IBM, midrange computers such as AS/400 and on UNIX® based servers. We also develop and market software that allows real time application sharing on corporate networks and across the Internet for the purposes of application support, help and training. We provide professional support, maintenance, and technical consultancy services to our customers in association with the products we develop and market. We provide professional applications and management consultancy to our customers in association with the server-based products we deliver that allow customers to develop and deploy new web-based applications.

      Our principal products are compatible with Microsoft Corporation, or Microsoft’s Windows 2000, Windows NT, Windows 98, Windows 95, and Windows 3.x operating systems, IBM operating systems, Novell, Inc., or Novell, operating systems and various implementations of the industry standard UNIX operating system such as IBM’s AIX, Hewlett Packard’s HP/ UX, Sun Microsystems’ Solaris, and the open source Linux system.

      We have a range of access, publishing and integration products. Our Host Access products provide the applications and solutions that allow end user devices, including personal computers, and devices running web browsers, to communicate with large centralized corporate computer systems. Host Access products are marketed and sold under the brand name of RUMBA® for client-side Host Access solutions that run on personal computers and under the OnWeb® brand for server-side Host Access solutions that deliver connectivity for web browser users without the requirement for software on the user’s device other than the browser collectively known as “zero footprint” solutions. Our Host Integration products provide server-side solutions that allow the integration of multiple host applications and business processes to create net new applications for the web. Our Host Integration products also allow our customers to integrate existing legacy applications with the new platform solutions such as those built using IBM’s WebSphere or BEA’s WebLogic. Host Integration products are marketed and sold under the OnWeb® brand name. We and our customers believe that we collectively benefit from the fact that the underlying technology employed by our server-side Host Access and server-side Host Integration solutions is the same.

Industry background

      Four important industry trends have had strong influences on our business strategy during the past three years: (1) the rapid adoption of eBusiness and electronic trading approaches by major corporations worldwide and the spread of these approaches to mid-tier and mid-sized companies; (2) the continuing development of the Internet, intranets and extranets for delivery of mission-critical business applications in large and mid-sized companies; (3) an increased desire on the part of corporations to make information stored in mainframes and midrange computers (legacy systems) broadly accessible internally and externally to their employees and business partners; and (4) the continued mobilization of users of personal computers and the proliferation of wireless and handheld devices requiring corporate host access on a global basis.

      We use the term internetworking to describe the technology of global connectivity. Internetworking had its origins in the Internet, a worldwide network of networks that allows communication between different organizations and locations, each with our own individual network of computers. With the rapid development of the Internet, the breadth of the connectivity industry has quickly expanded beyond proprietary-based solutions to Web-based technologies and other open protocol solutions. The application of this same internetworking technology within a company on our own computer networks is known as an intranet to distinguish it from the larger public Internet. When companies use internetworking technology for connecting to their partners (i.e. outside customers and suppliers) it is known as an extranet. An extranet is a network upon which all users are known and authenticated as opposed to the Internet where the identities of users are anonymous. Importantly, internetworking is comprised of many different applications which must communicate with one another, each according to its function, and which must follow certain standards or conventions to ensure interoperability.

      The number and variety of applications and services that utilize the internetworking infrastructure is growing rapidly — pushed along by the Internet and corporate eBusiness initiatives. We are focused on several levels of product that utilize the internetworking infrastructure. These include traditional host access products for corporate desktops and servers, which provide users with the ability to communicate with corporate host systems; products that allow organizations to transform legacy applications into systems that can service external users, partners and customers — particularly through the Web; and development platforms that allow organizations to leverage and augment their existing Legacy applications and draw one or more existing applications, and information sources together to create new applications for new internal and external users.

      The personal computer has continued to be an important tool for facilitating communications, information sharing, and group productivity in large companies. As professional workers have become more mobile, there is an accelerated effort to connect personal computers easily and reliably to corporate networks to improve communication and organizational productivity. As a result, the personal computer has become an important tool to connect workers to shared repositories of information and to other people, regardless of location, network or type of computer. Internetworking also facilitates activities such as mobile computing by allowing users to use and to access more effectively all of a company’s computer systems from a remote location within the confines of an organization’s security and access control policies. As the Internet economy grows, the number of different communication and internetworking options required by major corporations to support their businesses is increasing. The number and type of mobile computing and communication devices is also increasing and now includes wireless handheld devices, Personal Digital Assistants, or PDA’s, and Internet and Web-enabled cellular phones.

      Within organizations, personal computers must connect not only to other personal computers via Local Area Networks, or LANs, but also to workstations, servers, minicomputers and mainframes, many of which may run different operating system software, and to different physical networks. In addition, more companies are seeking ways to link their computer systems directly with those of vendors, customers and other business partners to enhance the flow of information and reduce expenses. This major move, utilizing the Internet as the internetworking solution, is termed eBusiness or eCommerce. eBusiness covers the full migration of business processes to the web and the sharing of those business processes with partners. eCommerce covers the elements that allow electronic selling, trading and transactions on the Web. These two terms are now augmented by specific terms that incorporate the advent of the wireless Internet. eMobile or eCommerce describes the use of a wide range of handheld, mobile and wireless devices as a part of an overall eBusiness or eCommerce solution.

      For a network to function properly, all connected devices must follow rules or protocols that govern access to the network and communication with other devices. Transmission Control Protocol/ Internet Protocol, or TCP/ IP, is the name of the data communications protocol family that has become the de facto networking standard application because it is an open, or non-proprietary protocol capable of linking disparate environments. We were one of the first software vendors to deliver the TCP/ IP protocol and related applications for the Microsoft Windows platform. Selling primarily to the business user, we have promoted standards based on our implementation of TCP/ IP that have been adopted by the industry at large. The most notable example is the Windows Sockets, or WinSock, interface, which is used today by a wide range of Windows internetworking software vendors including Microsoft.

      We believe that the open and interoperable characteristics of internetworking technology, the use of intranets and the software that enables them, will continue to grow within organizations. The software required to implement an internetworking solution includes applications for the desktop, the software that transports information over the wires, the servers at the other end, and management support and development tools to create and administer a network of this type. Additionally, an easy-to-use, intuitive interface can extend the use of these software components to a non-technical audience and facilitates adoption by such an audience.

      Our vision is to provide Host Access and Host Integration products, along with solutions built with those products that greatly improve and extend the reach of existing corporate host-centric systems — regardless of what the end-user devices are and regardless of where the end-user devices are located. As we continue to deliver on our vision, we will support our customers in implementing B2E, B2B, and B2C business solutions. We will support them in the Internet economy, and allow both internal and external users to access and leverage corporate applications, data and information efficiently, and utilize business processes in a manageable, secure and supportable way.

Products and technology

      Our broad suite of products provides organizations with cost-effective solutions for connecting people, their computers and their businesses. Our products extend the functionality of these organizations’ technology investments by providing essential services that are not included in desktop and network operating systems. Our solutions are designed to streamline communication, reduce the total cost of ownership, and increase productivity throughout an organization.

      We have been a long-time proponent of industry standards, and we pursue partnerships and alliances with key industry players. In addition to promoting technological progress, these alliances help strengthen our market insight and lead to improved customer solutions with greater value. Some of our strategic partners include Microsoft, Intel, IBM, Novell, Dell Computer and AT&T. All of our products are developed around the following:

• Ease of Use	Our goal is to create host access applications for non-technical users and to provide straightforward tools allowing swift new application development. Our products are designed to be set up on any personal computer or network server in a few minutes. For many corporate users, the cost of training, installation, and support can exceed software acquisition costs. Ease of use can reduce these costs. Moreover, ease of use increases product utilization, thereby enhancing product value to the customer.

• Manageability	We offer an integrated suite of products and improved network manageability for system administrators. We are focused on providing managed products and built-in common management server support. The common characteristics of our product suite are intended to increase user satisfaction and product utilization. A well-integrated product can lower the cost of ownership and increase product value to the customer.

• Functionality	The depth and completeness of the applications in our products are designed to compete with best of class functionality from specialist vendors in each category. Eliminating multi-source product purchases with no compromise on advanced software functionality enhances the value proposition of the product offerings. We believe the economic proposition for the customer is enhanced by purchasing software and service from a single vendor.

• Supportability	We recognize that our customers need to continually reduce the cost-of-ownership associated with host access and host integration solutions. Unlike competitors, who have focused solely on improved manageability to reduce costs, we have also invested in the development of unique support tools. Our products are intended with well-integrated support tools that are designed to reduce the time required to resolve software problems, thereby reducing downtime and enhancing the value of our product offerings to customers. We also offer integrated support capabilities in the development tools we deliver with our OnWeb® products.

• Adherence to Standards	The Internet is predicated upon the notion that any client can talk to any server, and that all Application Programming Interfaces, or API’s, and protocols are published as free open standards. In the corporate computing environment, it is impossible to guarantee a common set of software on every client and every server. Our commitment to open standards ensures that the plug-and-play interoperability that has made the Internet successful extends to corporate intranets as well.

      Our products include the RUMBA® and OnWeb® product families. We also continue to market UNIX® connectivity products under our ViewNowTM brand. During 2001, we incorporated previously separate products that were available under the SupportNowTM and ManageNowTM brands into both RUMBA® and OnWeb® as intrinsic value-added features for our customers. Our current products include:

RUMBA® for the Desktop	Connectivity software focused on connecting PCs to IBM mainframe and AS/400 systems and UNIX® host systems. RUMBA® provides state-of-the-art terminal and printer emulation; file sharing and file transfer solutions.

RUMBA® Web-to-Host	A browser-based product for fast deployment of host access solutions to any browser supporting ActiveX or Java. RUMBA® Web-to-Host deploys from virtually any Web server, lowering total cost of ownership by eliminating the need to configure individual desktops during initial installation and future updates.

OnWeb®	Broad, robust, and highly scalable server-based solutions allowing customers to leverage their existing host applications, host based information, and host based business processes into new applications or presentations methods. OnWeb® is designed to enable application publishing on the web, the ability to selectively combine information from more than one back-end system resource for web presentation, and the ability to add new business process or business logic to augment a company’s existing systems. OnWeb® has a broad range of back-end connectors allowing access to host applications and services, a powerful optimized development environment called OnWeb® Designer, and a range of information publishers allowing presentations such as HTML, WML, XML, COM, and Java Beans.

OnWeb®TI	A member of the OnWeb® family specially developed as part of an agreement with Microsoft to provide additional host access services to Microsoft’s HIS2000-based development environment. This product expands the capability and applicability of Microsoft’s solutions.

ViewNowTM for UNIX®	Connectivity software allowing PCs to share files with UNIX host systems using Network File System, or NFS, and to access and run X Windows applications on UNIX hosts.

      A significant portion of our net revenues have been derived from the sale of products that provide host access and host integration applications for the Microsoft Windows environment (clients and servers), and are marketed primarily to Windows users. As a result, sales of our products might be negatively impacted by developments adverse to Microsoft’s Windows products. In addition, our strategy of developing products based on the Windows operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. No agreement between us and Microsoft exists to provide pre-release access to future Window products. No assurance can be given as to the ability of the Company to provide, on a timely basis, products compatible with future Windows releases.

See “Factors that May Affect Future Results and Financial Condition — Product Development and Competition” under Item 7 below.

      Our competitors could seek to expand their product offerings by designing and selling similar or new technology that could render our products obsolete or adversely affect sales of our products. These developments may adversely affect our sales of our own products either by directly affecting customer purchasing decisions or by making potential customers delay their purchases of our products. See “Competition” below.

Sales and marketing

      We participate in two primary markets, Host Access and Host Integration. The Host Access market is made up of a range of products that allow IT departments to provide end users access to applications running on IBM Mainframes, iSeries (AS/400), and Unix systems. Three primary technologies are employed to provide the solution; these include traditional Fat Client or Desktop solutions, Thin Client or browser-based solutions, and Zero Footprint or Server-based solutions. Within this market place, the trend is moving away from Desktop solutions toward Zero Footprint solutions. We believe this movement is primarily driven by a desire to reduce the total cost of ownership associated with deploying these solutions. The Host Integration market is made up of a number of products that allow organizations to reduce costs or increase revenue by allowing customers or business partners to interact via the Internet, with legacy (Mainframe or AS/400) business applications that are the backbone of their business processes. A primary example of this kind of solution is found in call center applications. Companies are building solutions that allow customers to determine order status over the Internet without involving a customer support representative. This approach minimizes staffing costs and improves customer service simultaneously. Our goal is to assist our customers in building solutions that quickly transform host applications into Web-based solutions.

      We have developed products that allow our customers to deploy solutions across a wide range of industries. To date we have installed Host Integration solutions in over 200 companies around the world. Successful installations can be found in government agencies, finance, health care, manufacturing and insurance. Our products are being used to improve business processes throughout these organizations.

      To bring our products to market in the United States, we use a combination of telesales and direct sales personnel specifically assigned to meet the needs of major accounts. As part of our continuing strategy to develop multiple distribution channels, we expect to continue our use of indirect channels, such as resellers, particularly value added resellers and systems integrators, distributors and original equipment manufacturers, both in the United States and internationally. Any material increase in our indirect sales may adversely affect our average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively or will be qualified to provide timely and cost-effective customer support and service. We ship products to resellers and distributors on a purchase order basis, and many of our resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to effectively sell or represent our products, and the inability to recruit or retain important resellers or distributors could adversely affect our results of operations. See “Factors That May Affect Future Results and Financial Condition — Marketing and Distribution” under Item 7 below.

      Internationally, we have sales offices in Belgium, Brazil, Canada, France, Germany, Sweden, Israel, Italy, Japan, Mexico, the Netherlands, Spain, and the United Kingdom. We also utilize local distributors and resellers internationally. We support the sales activity of these sales offices and distributors in target countries through localization of products and sales material, local training, and participation in local trade shows.

      In 2001, 2000, and 1999 respectively, we derived approximately 26%, 25%, and 26% of net revenues from sales, including export sales, outside of North America (United States and Canada). We believe that the potential international markets for our products are substantial, based on the extent to which Windows and internetworking products are used internationally. Accordingly, we localize many of our products for use in the native language of target countries. Further, we have adapted many of our products to support computing standards that are unique to these countries, such as the NEC PC in Japan. We intend to continue to target major European and Asian countries for additional sales and marketing activity, and to expand the use of our local sales offices, and expand our Israel subsidiary in the support of our international sales. For a summary of international operations by geographic area, see Note 8 of the Notes to Consolidated Financial Statements included herein. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products, or that our international distributors and resellers will be able to effectively meet that demand.

      Risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs, and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, weak or unenforced international intellectual property laws, difficulties in managing international operations, currency fluctuations, potentially adverse tax consequences, repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future international sales, and consequently, on our results of operations.

Customer support

      Our domestic support organization consists of a staff of engineers and other professionals providing support by telephone from our facilities in Washington State; Massachusetts; and Ottawa, Ontario, Canada. Both telephone support and regular update releases of our products are provided to customers that purchase an annual maintenance agreement. Our sales and customer support organizations work together closely to provide customer satisfaction. International customers are supported by our personnel located in Haifa, Israel, by various international sales offices and by local distributors and resellers who are trained by us.

Research and development

      We believe that our future success will depend on our ability to enhance our existing products and to develop and introduce new products related to PC connectivity and host access publishing and integration solutions, which address the B2B, B2C, and B2E markets. As of December 31, 2001, we had approximately 124 full time employees engaged in research and development for existing and potential new products. Our research and development expenses for the years ended December 31, 2001, 2000, and 1999 were $17.9 million, $24.4 million, and $18.5 million, respectively.

Competition

      The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers’ needs, and frequent new product introductions. To maintain or improve our position in this industry, we must continue to successfully develop, introduce and market new products and product enhancements on a timely and cost-effective basis. Two key factors will contribute to the continued growth of our marketplace: the proliferation of Microsoft Windows client server technology, and the continued implementation of Web-based access to corporate mainframe and midrange computer systems.

      If we fail to anticipate or respond adequately to changes in technology and customer preferences, or experience any significant delay in product development or introduction, our results of operations could be materially adversely affected. The failure to develop on a timely basis new products and product enhancements incorporating new functionality could cause customers to delay purchase of our current products or cause customers to purchase products from our competitors; either of which would adversely affect our results of operations. There can be no assurance that we will be successful in developing new products or enhancing our existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

      We compete directly with providers of Windows internetworking applications, such as Hummingbird Communications, Ltd., Attachmate Corporation, IBM, WRQ, Inc. as well as other major computer and communications systems vendors, such as Sun Microsystems, Inc. We also compete with companies such as Jacada, Seagull, IBM, BEA, Hewlett Packard, WebMethods, Silverstream, and Computer Associates in the web integration server markets. It is imperative that development efforts remain competitive in this marketplace, particularly given that the market is rapidly evolving, and subject to rapid technological change. There is no assurance that we will be successful in our efforts to do so.

      Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base, than we. Significant price competition characterizes the market for our products and we anticipate that we will face increasing pricing pressures from competitors in the future. Moreover, given that there are low barriers to entry into the software market, the market is rapidly evolving and subject to rapid technological change, we believe that competition will persist and intensify in the future. Accordingly, there can be no assurance that we will be able to provide products that compare favorably with the products of our competitors or that competitive pressures will not require us to reduce our prices. We experienced price declines throughout 2001. Any further material reduction in the price of our products would negatively affect gross margins as a percentage of net revenues, and would require us to further increase software unit sales, in order to maintain net revenues at existing levels.

Proprietary rights

      We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary rights. However, the basic TCP/IP protocols on which our products are based are non-proprietary, and other companies have developed their own versions. We seeks to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and to a lesser extent, patent laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In selling our products, we rely primarily on shrink-wrap or click-wrap licenses that are not signed by licensees, and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate, or our competitors will not independently develop similar technology. In addition, the number of patents applied for and granted for software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against us. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, seeking indemnification against such infringement or indicating that we may be required to obtain a license or royalty from such third parties. There can be no assurance that any such claims would not result in protracted and costly litigation or that additional claims will not be made in the future, or that we will not be required to enter into a costly license agreement.

      We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal means of protecting our technology.

Employees

      As of December 31, 2001, we had a total of 470 full-time employees, of whom 238 were engaged in sales, marketing, technical support and consulting, 91 in general management, administration and finance, 124 in software development and engineering and 17 in production. None of our employees are subject to a collective bargaining agreement, and we have not experienced any work stoppage.

      The majority of our workforce is located in the competitive employment markets of the Silicon Valley in California; the suburban Boston area; the suburban Seattle area; Ottawa, Ontario, Canada; and Haifa, Israel. From the latter half of 1996 until recently, we (and prior to their acquisitions, both FTP Software, Inc., or FTP, and Wall Data Incorporated, or Wall Data) experienced high attrition at all levels and across all functions. The attrition experienced by us was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of our restructurings and acquisitions, and our results of operations. Our future operating results will be dependent in part on our ability to attract and retain our employees, and to train and manage our management and employee base. There can be no assurance that we will be able to manage such challenges successfully. See item 7 “Factors That May Affect Future Results and Financial Condition — Changes in Personnel”.

Executive officers of the registrant.

      The executive officers and their ages as of March 15, 2002 are as follows:

Name	Age	Position

Zvi Alon	50	Chairman of the Board, President and Chief Executive Officer
Michael R. Peckham	51	Chief Financial Officer, Senior Vice President, Finance and Secretary
Robert Lee	64	Vice President, Human Resources
Peter R. Havart-Simkin	49	Senior Vice President, Worldwide Strategic Development
Michael O’Leary	56	Senior Vice President, Worldwide Sales
David Desjardins	42	Vice President, Worldwide Consulting
Charles Mawby	42	Vice President, Worldwide Engineering
Bertram Rankin	43	Vice President, Worldwide Marketing

      Zvi Alon is the founder of NetManage, Inc. and has served as our Chairman of the Board, President and Chief Executive Officer since our formation in 1990. From 1986 to 1989, Mr. Alon was the President of Halley Systems, a manufacturer of networking equipment including bridges and routers. He also has served as Manager, Standard Product Line at Sytek, Inc., a networking company, and Manager of the Strategic Business Group for Architecture, Graphics and Data Communications at Intel Corporation, a semiconductor manufacturer. Mr. Alon received a B.S. degree in electrical engineering from the Technion-Israel Institute of Technology in Haifa, Israel. Mr. Alon is the son-in-law of Mr. Uzia Galil, a director of the Company. Mr. Alon is a board member of easyBASE, LTD, a private company in which we have an investment interest.

      Michael R. Peckham joined us in November 1999 as Senior Vice President, Finance, Chief Financial Officer, and Secretary. From February 1993 until November 1999, Mr. Peckham was Vice President, Finance and Administration for Simware Inc., an international software development company. Prior to that he served as Chief Financial Officer for NORR Partnership Limited, architects and engineers from June 1987 to February 1993. Mr. Peckham holds a Bachelor of Commerce (Honors Degree) from the University of Ottawa. Mr. Peckham is also a Chartered Accountant.

      Robert Lee joined us as Vice President, Human Resources in July 2000. Prior to joining us, Mr. Lee, from April 1999 to June 2000, served as an independent consultant in the human resources field working on assignments for both private and public organizations in a range of industries. From February 1990 to March 1999, Mr. Lee worked for Seagate Technology, Inc., a manufacturer of computer disk drives, initially as Manager of Employee Benefits and promoted to Vice President, Human Resources in September 1997. From January 1982 until January 1990, Mr. Lee was Vice President of Human Resources with Plantronics, Inc., a supplier of telecommunications products. Mr. Lee holds a Bachelor of Business Administration from Southern Methodist University in Dallas and a Bachelor of Divinity from McCormick Presbyterian Seminary in Chicago.

      Peter R. Havart-Simkin joined us in August 1998 and became Senior Vice President of Marketing in January 1999. In November 1999 he was appointed as Senior Vice President, Worldwide Strategic Development. Mr. Havart-Simkin came to us as part of the FTP Software acquisition, where he had served as Chief Technology Officer since July 1996, when FTP acquired Firefox Communications Inc. a networking software company. Prior to joining FTP, Mr. Havart-Simkin served with Firefox as Vice President and Chief

Technical Officer from January 1994 to July 1996, and as Vice President of Marketing and Product Strategy from 1989 until January 1994. One of the founders of Firefox, Mr. Havart-Simkin also served as a director of Firefox from 1989 to February 1995. Before that time, Mr. Havart-Simkin held sales and marketing positions with a number of hardware and software companies over a 20-year period. Mr. Simkin studied physics and mathematics at Windsor College in the United Kingdom. Mr. Simkin is also a Fellow of the Institute of Sales and Marketing Management.

      Mr. O’Leary joined us in May, 2001 as Senior Vice President, Worldwide Sales. Mr. O’Leary is responsible for managing all of our sales and customer support efforts domestically and internationally. He is a 20-year veteran software and services sales and marketing executive. Immediately prior to joining NetManage, Mr. O’Leary served as an independent consultant from November 2000 to April 2001. He served as Vice President of Sales at Sunnyvale, CA software maker Kintana Inc., from January 2000 to October 2000. Mr. O’Leary was Vice President of International Operations from May 1995 to January 1999 with Intermec Technologies Corporation, Everett, WA, a mobile networking system manufacturer. Prior to Intermec, from July 1994 to April 1995, he was Senior Vice President of worldwide sales and service for desktop publishing products supplier Rasterops/ Truevision, Santa Clara, Ca. Earlier he held sales and marketing management positions with IBM and Spectra-Physics, San Jose, CA. Mr. O’Leary holds a B.S. in Industrial Management from San Jose State University.

      David P. Desjardins joined us in November 1999 as part of the acquisition of Simware. Mr. Desjardins was appointed Vice President, Worldwide Consulting in January 2001 after acting as Vice President, OnWeb since March 2000. While with Simware, Mr. Desjardins was appointed Vice President, Solutions Group in June 1998 after acting as Director, Solutions Group since joining Simware in January 1997. From November 1995 until December 1997, Mr. Desjardins was Vice President Operations for Appian Interactive Corporation, a software company selling web-publishing solutions. Mr. Desjardins served as an independent systems and technology consultant on large-scale projects in the energy industry from April 1994 until September 1997. From February 1993 to March 1994 Mr. Desjardins held various positions, the most recent of which was Chief Operating Officer, with Intera Tydac Technologies Inc., a provider of geographic information software and services. Mr. Desjardins studied Computer Sciences at McGill University, Montreal and the University of Ottawa. He also studied RIA (CMA) at Concordia University, Montreal and the University of Calgary.

      Charles Mawby joined us in November 1999 as part of the acquisition of Simware. Mr. Mawby was appointed Vice President, Worldwide Engineering in October 2000 after serving as Vice President of Engineering for our eSolutions group. Mr. Mawby was with Simware from October 1997 to October 1999, serving as Manager of New Products and Director of Development. Prior to that, he was the Director of Integration Services at Systems Xcellence, Inc., a software development and integration company, from January 1997 to October 1997. From April 1994 until December 1996, Mr. Mawby was President of TechNode Inc., a software company focused on the development and marketing of systems management products for use in terrestrial and wireless networks based on scaleable agent technology developed by Mr. Mawby. Prior to that he served as Vice President of Operations and Engineering for Remuera Corporation from September 1988 to August 1991, and as President of Remuera Research & Development (Canada) Inc. from September 1991 to March 1994. Mr. Mawby received his Bachelor of Science from Carleton University in Ottawa, Canada.

      Bertram W. Rankin joined us in October 2000 as Vice President, Worldwide Marketing. Prior to joining us, Mr. Rankin was with Ricoh Silicon Valley, or RSV, a division of Ricoh Company Ltd. from July 1998 until September 2000. RSV developed and sold a line of information management solutions. While with RSV, Mr. Rankin was appointed General Manager in November 1999 after acting as Vice President of Marketing from July 1998. From October 1995 to June 1998, Mr. Rankin was Vice-President of Marketing with MindWorks Corporation, a developer of networked document management software. Mr. Rankin served as Director of Product Marketing with Xerox Corporation from September 1992 to September 1995. Mr. Rankin holds a B.A. in Economics from Harvard University and an M.B.A. in Marketing Concepts and Financial Management from the Stanford Graduate School of Business.

Item 2 — Properties.

      Substantially all of our office space is leased. We have approximately 160,000 square feet of total leased space in North America including the primary site, a 40,000 square foot headquarters building in Cupertino, CA. This location supports executive, legal, finance, human resources, marketing, sales, and administration. Other primary sites are located in Kirkland, WA, which supports sales, technical support, and marketing, and Bellingham, WA that supports research and development. Andover, MA supports the east coast of the U.S. with sales and technical support. Ottawa, Ontario, Canada supports the consulting and research and development groups primarily for the OnWeb® product line. North American real estate lease obligations have been reduced through subleases, lease terminations, and natural expiration. Regional sales offices are located in New York, NY; Atlanta, GA; Austin, TX; Miami, FL; and Vienna, VA.

      Internationally, we lease approximately 33,000 square feet of office space in Haifa, Israel for the purpose of international sales, marketing, technical support, administration, and research and development. We also lease sales office space in Belgium, Brazil, France, Germany, Italy, Japan, Mexico, Spain, Sweden, the Netherlands, and the United Kingdom. We also own an approximately 6,000 square foot office facility in Mevaseret Zion, Israeli that is leased to a third party through December 2004. European and Israeli real estate obligations have been reduced through subleases, lease terminations, and natural expirations.

Item 3 — Legal Proceedings.

      On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against us, and our affiliates, Network Software Associates, Inc., or NSA, and NetSoft, Inc. or NetSoft in the United States District Court for the District of Columbia. The United States government declined to pursue the action on its own behalf and, therefore, the action is pursued by a relator, Kenneth Fisher. We first learned of the action when we were served with the amended complaint in May 2001. On September 5, 2001, the relator agreed to voluntarily dismiss us from this action in exchange for our agreement to toll applicable statutes of limitation as to the relator’s claims.

      On January 31, 2002, on an order of the court following defendants’ successful motion to dismiss the amended complaint, the relator filed a Second Amended Complaint, or Complaint, in the United States District Court for the District of Columbia against NSA and NetSoft and numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997 NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729(a)(1), and used false records or statements to have claims paid or approved by the government in violation of 31 U.S.C. § 3729(a)(2) in connection with NSA’s application and certification as a Section 8(a) minority owned and controlled company. In addition, the Complaint alleges that NSA, Netsoft and the other defendants conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8(a) entity for alleged use by NSA’s Federal Systems Division, in violation of 31 U.S.C. § 3729(a)(3). The relator alleges damages in excess of $30,000,000.

      We did not acquire NSA until July 1997 and had no involvement with the events alleged by the relator. However, the relator alleges that any liabilities of NSA and Netsoft passed to us. We and our affiliates dispute the relators’ allegation. On February 19, 2002, NSA, NetSoft, and the other defendants filed a motion to strike the Complaint. This motion is currently pending before the court.

      Moreover, we may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of such matters known to management will not have a material effect on our business, financial position or results of operations.

Item 4 — Submission of matters to a vote of security holders.

      Not applicable.

PART II

Item 5 — Market for registrant’s common equity and related stockholder matters.

Market price of common stock

      Our common stock is traded on the Nasdaq National Market under the symbol NETM. As of March 5, 2002, there were 970 stockholders of record and approximately 20,687 beneficial owners of our common stock.

      The high and low sales prices of our common stock as reported on the Nasdaq National Market for each quarter of 2001 and 2000 are as follows:

	First	Second	Third	Fourth

2001
High	$2.41	$1.05	$0.81	$1.20
Low	$0.94	$0.64	$0.25	$0.25
2000
High	$9.22	$5.41	$4.41	$2.09
Low	$4.88	$2.50	$2.03	$0.66

      We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

Item 6 — Selected consolidated financial data.

	For the Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statement of Operation Data:
Net revenues	$79,970	$104,072	$79,200	$71,727	$61,524
Loss from operations(1)	$(11,320)	$(74,982)	$(31,999)	$(21,817)	$(42,074)
Net loss	$(9,294)	$(71,910)	$(27,492)	$(9,968)	$(33,755)
Net loss per share, basic and diluted	$(0.14)	$(1.11)	$(0.42)	$(0.19)	$(0.78)
Weighted average common shares, basic and diluted	64,934	64,863	64,712	53,205	43,385
Balance Sheet Data:
Cash and cash equivalents and short term investments	$33,558	$38,050	$63,227	$105,643	$49,551
Working capital	$16,641	$20,293	$22,760	$98,113	$55,542
Total assets	$79,436	$109,981	$215,367	$201,753	$119,593
Total stockholders’ equity	$40,952	$53,029	$120,193	$159,160	$96,087

(1)	Loss from operations includes write-offs of in-process research and development of $1.7 million, $19.1 million, $9.5 million, and $20.6 million for the years ended December 31, 2000, 1999, 1998, and 1997, respectively. Additionally, loss from operations includes restructuring charges of $5.6 million, $3.8 million, $7.0 million and $5.2 million for the years ended December 31, 2000, 1999, 1998 and 1997. Also, loss from operations includes an asset impairment charge of approximately $42.2 million and an insurance recovery of $3.8 million for the year ended December 31, 2000. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7 — Management’s discussion and analysis of financial condition and results of operations.

      Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

      We develop and market software applications designed to enable our customers to implement host computer access from a range of internal or external desktop or web-based client computers, to publish information from existing host-centric applications to Internet and web-based client computer users, and to create new applications that leverage existing host applications and data sources. We develop and market these software solutions for UNIX®, IBM AS/400 midrange, and IBM corporate mainframe computers. We also develop and market software that increases the productivity of corporate call centers, and allows real-time application sharing on corporate networks and across the Internet. We provide professional support, maintenance, and consultancy services to our customers in association with the product we develop and market.

      During the past several years, we have taken a number of initiatives intended to control costs and reduce operating expenses, including the discontinuance of several low revenue generating products and the implementation of a worldwide restructuring of our operations as a result of acquisitions and prevailing market conditions.

      In 2001, we focused on the core competencies of our key business lines — Host Access and Host Integration — each with dedicated development, sales, marketing, and support resources. These products leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Host Access product line includes our products branded Rumba and ViewNow. The Host Integration product line provides the technology to allow customers to leverage the investment they have in existing host based systems, applications and business processes for new web-based presentation, applications, and solutions. The Host Integration product line includes our products branded OnWeb. The Realtime Interactive Support functionality, previously sold as the standalone product Support Now, is being incorporated into our full line of products and adds value to the PC Connectivity and Web Publishing Integration and Development product offerings.

      We experienced a reduction in incoming orders from the latter half of 2000 through the third quarter of 2001, and incoming orders did not begin to increase until the fourth quarter of 2001. The slowdown in the North American economy, as well as the trauma associated with the September 11, 2001 disaster, had a major influence on our customer willingness to place new orders for our products. We experienced significant revenue reduction in each of the quarters of 2001, compared to the same quarter of the previous year. In some cases, customers chose to reduce the number of desktop units at the time of annual maintenance renewal to reflect the reduction-in-force at their facility, or they continued to push out their buying decision due to budget constraints. The revenue reduction occurred both domestically and internationally. On a year-to-year basis, the total revenue decreased 23% in 2001 from fiscal 2000.

      As a result, we took steps in fiscal 2001 to simplify our product offerings and messaging to our customers in 2001. The result of the year-long effort resulted in the consolidation of our products into two major product families — Rumba and OnWeb. We expect the positive results of the product simplification to be more apparent in fiscal 2002. Also, steps were taken to install a compliance program to better monitor the reporting of the number of installations at customer sites in accordance with written contracts. Again, we expect the results of this new initiative to be reflected in fiscal 2002.

Restructuring

      In the first six months of 2000, revenues, primarily from the Wall Data and FTP products fell short of the level of revenues anticipated prior to the acquisitions. In management’s judgment, this short-fall in the level of revenue was not a temporary condition. As a result, we revisited our strategy to refocus on core competencies, revised our business plan, and our projected future revenues for each family of products. Management believed it was necessary to restructure the Company and reduce operating expenses in line with the revised anticipated level of revenues, which were expected to be less than or comparable to revenues generated during the first half of fiscal 2000.

      We announced a restructuring of operations on August 3, 2000. As part of the restructuring, we reduced our workforce by approximately 17%, consisting mostly of engineering and customer support personnel, who were focused primarily on our older technologies, acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and our ability to enhance and expand products acquired from Wall Data and FTP were reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, we also made provisions for reductions in office space related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge included approximately $3.0 million of estimated expenses for facilities-related charges and $1.6 million of employee-related expenses for employee terminations. As of December 31, 2001, we had incurred costs totaling approximately $4.6 million related to the restructuring which required $4.6 million in cash expenditures leaving approximately $1.0 million for future restructuring charges.

      In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, we initiated a plan to restructure our worldwide operations in connection with the integration of operations of these acquisitions. In connection with this plan, we recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee termination costs, and $500,000 in accounting and legal fees related to the acquisitions. We anticipate that the execution of the restructuring actions will require total cash expenditures of approximately $3.8 million that are expected to be funded from internal operations. As of December 31, 2001, we had made cash payments totaling approximately $2.8 million related to the restructuring.

Goodwill impairment

      Based on management’s analysis of revised product directions, revenue forecasts and undiscounted future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, we determined that there was a permanent impairment of the long-lived assets related to the acquisitions of Wall Data and FTP. In accordance with Statement of Financial Standards (SFAS) No. 121, we reevaluated the fair value of these long-lived assets and intangibles using primarily the estimated discounted cash flows method. We used the same methodology to evaluate the fair value of our long-lived assets and intangibles to allocate purchase price at the time of acquisition. As a result, we wrote off $42.2 million of goodwill and other intangibles, through a charge to operations in the third quarter of fiscal 2000.

Acquisitions

      On June 5, 2000, we completed our acquisition of Aqueduct Software, Inc., or Aqueduct, an early stage web-based application intelligence company. We issued 1,121,495 shares of NetManage common stock and issued warrants and options to purchase an additional 727,237 shares for all the outstanding stock of Aqueduct including the retirement of $2.2 million of notes payable and accrued interest. We also hired the three employees of Aqueduct who subsequently left us. The acquisition was accounted for as a purchase. The warrants and options, none of which were exercised, expired on December 5, 2001.

      On December 29, 1999, we completed our acquisition of Wall Data, a leader in the PC-to-IBM host connectivity market. We acquired a total of 10,203,344 outstanding shares of Wall Data common stock and paid cash to qualifying Wall Data option holders and employee stock purchase plan participants pursuant to a cash tender offer of $9.00 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $94.0 million. The acquisition was accounted for as a purchase.

      On December 10, 1999, we completed our acquisition of Simware Inc., or Simware, a leading provider of e-commerce solutions and web integration servers. We acquired a total of 7,503,372 shares of Simware common stock and paid cash to qualifying Simware option holders and employee stock purchase plan participants pursuant to a cash tender offer of $3.75 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $29.2 million. The acquisition was accounted for as a purchase.

      As described in detail below, under the heading “Factors That May Affect Future Results and Financial Condition”, acquisitions involve a number of risks, including risks relating to the integration of the acquired company’s operations, personnel, and products. There can be no assurance that the integration of previously acquired companies, or the integration of any future acquisition(s), will be accomplished successfully, and the failure to accomplish effectively any of these integration’s could have a material adverse effect on our results of operations and financial condition. As discussed above, we already incurred significant restructuring charges and asset impairment in connection with the acquisitions of Wall Data, Simware and FTP.

Stock repurchase program

      In prior board meetings, our Board of Directors, or Board, had authorized the repurchase from time to time of up to 9 million shares of our common stock through open market purchases. In October 2001, the Board authorized the repurchase of an additional 6 million shares of our common stock for a cumulative authorized total of 15 million shares of common stock. During 2001, we purchased 2,360,547 shares of our common stock on the open market at an average purchase price of $0.79 per share for a total cost of approximately $1.9 million. Cumulatively, as of December 31, 2001, we had purchased 9,719,612 shares of our common stock at an average price of $ 1.88 per share for a total cost of approximately $18.3 million.

Critical accounting policies

      Revenue Recognition: We derive revenue from primarily two sources (1) product revenue, which includes software license and royalty revenue, and (2) services and support revenue which includes software license maintenance and consulting.

      We license our software products on a one and two-year term basis or on a perpetual basis. Our two-year term based licenses include the first year of maintenance and support. To date such licenses have been insignificant.

      We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

      We recognize revenue from the sale of software licenses to end users and resellers when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

      Product is sold without the right of return, except for defective product that may be returned for replacement. To date, such returns have been insignificant. Certain of our sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. Our international distributors generally do not have return rights and, as such, we generally recognize sales to international distributors upon shipment, provided all other revenue recognition criteria have been met.

      At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

      We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      For all sales, except those completed over the Internet, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

      For arrangements with multiple elements (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on vendor specific objective evidence of the fair value of the undelivered elements. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

      Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      Service revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on vendor specific objective evidence is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectibility is deemed probable. To date, consulting revenue has not been significant.

      Sales returns and other allowances, allowance for doubtful accounts and litigation: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Similarly, management must make estimates of the collectibility of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $17.8 million, net of allowance for doubtful accounts of $2.4 million as of December 31, 2001.

      Management’s current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, the actual outcome may significantly differ from management estimates. As additional information becomes available, we will assess the potential liability related to the Company’s pending litigation and revise our estimates. Such revisions in the management’s estimates of the potential liability could materially impact our results of operation and financial position.

      Accounting for income taxes: As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $57.0 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we will adjust these estimates in future periods.

      Valuation of long-lived and intangible assets and goodwill: We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of the Company’s use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	the Company’s market capitalization relative to net book value.

      When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $17.6 million as of December 31, 2001.

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $7.8 million of goodwill. We had recorded approximately $2.7 million of amortization on these amounts during 2001 and would have recorded approximately $2.7 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and at least an annual impairment review thereafter.

Results of operations

      We experienced a reduction in incoming orders that began the last half of 2000 through the third quarter of 2001 and incoming orders did not begin to increase until the fourth quarter of 2001. The slowdown in the economy, as well as the trauma associated with the September 11, 2001 disaster, had a major influence on our customer willingness to place new orders for our products. We experienced significant revenue reduction in each of the quarters compared to the same quarter of the previous year. In some cases, the customers chose to reduce the number of desktop units at the time of annual maintenance renewal to reflect the reduction-in-force at their facility, or they continued to push out their buying decision due to budget constraints. The revenue reduction occurred both domestically and internationally. On a year-to-year basis, the total revenue decreased 23% from fiscal 2000.

      At the end of the first quarter of 2001, more aggressive steps were taken by management to further reduce our operating expenses. During the second and third quarters, steps were taken to reduce our headcount in all functional areas without impacting core business that we had estimated to be approximately 20% lower than the results of the previous year. On a year-to-year basis the total fulltime employee headcount was reduced 29%. In addition, excess facilities were subleased or consolidated to reduce our monthly fixed operating cost structure. Travel restrictions were imposed to ensure all travel conformed to new expense guidelines. Total operating expenses, excluding the one-time insurance recovery, research and development write-off, restructuring, and asset impairment, on a year-to-year basis were reduced 32% from fiscal 2000.

      Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders. Our operating expense levels are based in part on our expectations as to future revenues and to a large extent are fixed. Operating expenses are expected to stabilize at the levels incurred in the latter half of 2001 and may fluctuate as a percentage of net revenues if we develop and introduce new products. While we continue to adjust our operations to address these issues, there can be no assurance that net revenues or net loss will stabilize or improve in the future.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

	Year Ended
	December 31,

	2001	2000	Change

	(Dollars in millions)
Net revenues
License fees	$39.4	$56.3	$(16.9)	(30.0)%
Services	40.6	47.8	$(7.2)	(15.1)%

Total net revenues	80.0	104.1	$(24.1)	(23.2)%
As a percentage of net revenues:
License fees	49.2%	54.1%
Services	50.8%	45.9%

Total net revenues	100.0%	100.0%
Gross margin	$76.5	$99.8	$(23.3)	(23.3)%
As a percentage of net revenue	95.6%	95.9%
Research and development	$17.9	$24.4	$(6.5)	(26.6)%
As a percentage of net revenue	22.4%	23.4%
Sales and marketing	$53.2	$71.9	$(18.7)	(26.0)%
As a percentage of net revenue	66.5%	69.1%
General and administrative	$10.6	$18.7	$(8.1)	(43.3)%
As a percentage of net revenue	13.3%	18.0%
Insurance recovery	$—	$(3.8)	$3.8	(100.0)%
As a percentage of net revenue	0.0%	(3.7)%
Write-off of in-process research and development	$—	$1.7	$(1.7)	(100.0)%
As a percentage of net revenue	0.0%	1.6%
Restructuring	$—	$5.6	$(5.6)	(100.0)%
As a percentage of net revenue	0.0%	5.4%
Goodwill and other intangible assets impairment	$—	$42.2	$(42.2)	(100.0)%
As a percentage of net revenue	0.0%	40.5%
Amortization of goodwill	$6.1	$14.1	$(8.0)	(56.7)%
As a percentage of net revenue	7.6%	13.5%
Interest income and other, net	$2.1	$1.8	$0.3	16.7%
As a percentage of net revenue	2.6%	1.7%
Gain on investment, net	$—	$2.0	$(2.0)	(100.0)%
As a percentage of net revenue	0.0%	1.9%
Provision for income taxes	$0.1	$0.7	$(0.6)	(85.7)%
Effective tax rate	NA	NA

Net loss	$(9.3)	$(71.9)	$62.6	(87.1)%
As a percentage of net revenue	(11.6)%	(69.1)%

     Net revenues

      Historically, a majority of our net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with product licenses.

      License fees and service revenues decreased during the year ended December 31, 2001 as compared to the year ended December 31, 2000. This decrease resulted from customer decisions to cancel or postpone purchases of our products, due to the slowing North American economy, pressures on our average selling price, and the tragic events of September 11, 2001. Service revenues increased as a percentage of total revenues to just over 50% of our total net revenues due to the proportionally larger decline in license revenues.

      We have operations worldwide, with sales offices located in the United States, Europe, Canada, Latin America, Israel, and Japan. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 26% and 25%, respectively, for the years ended December 31, 2001 and 2000.

      No customer accounted for more than 10% of net revenues during the years ended December 31, 2001 and 2000.

     Gross margin

      Cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into our products as well as costs associated with order processing, product packaging, documentation and software duplication, and the amortization and write-down of acquired technology.

      Gross margin decreased in absolute dollars and remained relatively flat as a percentage of net revenues for the year ended December 31, 2001 as compared to the year ended 2000, primarily because of cost reduction efforts related to software procurement and distribution. Costs associated with service revenues for the years ending December 31, 2001 and 2000 have not been material and are not reported separately.

      Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by us, the mix of license fee revenues versus service revenues, the mix of products sold, and the mix of international versus domestic revenues. We typically recognize higher gross margins on direct sales than on sales through indirect channels of distribution, which carry lower margins. In 2000, products acquired with Wall Data, which are sold through lower margin indirect channels, were included in our results for the entire year.

     Research and development

      Research and development expenses consist primarily of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. Research and development, or R & D, expenses decreased, in absolute dollars and as a percentage of net revenues for 2001 as compared to 2000, primarily as a result of the reduction in headcount of full time employees for research and development activities.

      Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in 2001.

     Sales and marketing

      Sales and marketing expenses consist primarily of salaries and commissions of sales, customer support, marketing, and consulting personnel, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased in absolute dollars and as a percentage of net revenues for the year 2001, as compared to the year 2000, primarily as a result of lower sales levels, the reduction in sales and support staff of 116 fulltime employees as part of the ongoing cost reduction efforts, and to a lesser extent, actions as a result of our restructuring in August 2000.

     General and administrative

      General and administrative expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. General and administrative expenses decreased in absolute dollars and as a percentage of net revenues for 2001 as compared to 2000, primarily as a result of the reduction in administrative staff of 13 fulltime employees as part of the ongoing cost reduction efforts.

     Insurance recovery

      During the year ended December 31, 2000, we receive a cash payment of $3.8 million, from our insurance companies as a reimbursement of amounts paid for legal fees and expenses by us in prior years in connection with the settlement of certain litigation. No such reimbursements were received in 2001.

     Write-off of in-process research and development

      In connection with the acquisition of Aqueduct in the second quarter of 2000, we allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

      The nature of the efforts to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the products can be produced to meet our design requirements, including functions, features, and technical and economic performance requirements. For a further discussion of write-off of in-process research and development as it relates to our acquisitions, see Note 3 of the accompanying Notes to our Consolidated Financial Statements.

     Restructuring

      On August 3, 2000, we announced a restructuring of our operations designed to re-focus our core business functions and reduce operating expenses. In connection with the restructuring, we reduced our workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million, which primarily consisted of approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations and an $800,000 settlement to Verity for a software license that we did not plan to use and accordingly wrote-off. For a further discussion of restructuring charges, see Note 4 of the accompanying notes to our Consolidated Financial Statements.

     Goodwill and other intangible assets impairment

      Subsequent to our acquisition of companies, we assess long-lived assets acquired for impairment under Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.” Under those rules, we review long-lived assets and certain identifiable intangibles to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate any possible impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimate of discounted future cash flow method is not applicable.

      In connection with the restructuring announced on August 3, 2000 (see “Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 4 of the accompanying Notes to Consolidated Financial Statements), management performed an evaluation of the recoverability of all goodwill and other intangibles assets. Management concluded from the results of this evaluation that a significant, permanent impairment of goodwill and other intangibles had occurred. As a consequence, we wrote off $42.2 million of goodwill and other intangibles through a charge to operations in August 2000.

      During 2001, we updated our evaluation and determined that no additional impairment charge was required for the year-ended December 31, 2001.

     Amortization of goodwill

      Goodwill is an intangible asset that represents the excess of the purchase price of an acquired company over the estimated fair value of its net identifiable assets. We amortize goodwill over estimated useful lives of two to seven years. Amortization of goodwill and intangibles decreased in 2001, compared to 2000, as a result of the goodwill impairment charges of $42.2 million taken in the third quarter of 2000 and the goodwill and intangible assets adjustment to reverse $9.4 million of overestimated liabilities assumed in the FTP and Wall Data acquisitions, recorded in the fourth quarter of 2000. Accumulated amortization was approximately $21.9 million and $15.8 million at December 31, 2001 and 2000, respectively.

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $7.8 million of goodwill. We had recorded approximately $2.7 million of amortization on these amounts during 2001 and would have recorded approximately $2.7 million of amortization during 2002. In lieu of amortization, we are required to perform an annual impairment review of our goodwill in 2002 and at least an annual impairment review thereafter.

     Interest income and other, net

      The increase in interest income and other, net for 2001 as compared to 2000, is primarily the result of the receipt of $1.4 million of interest income related to the $9.3 million of income tax refunds received during the year. This increase in interest income was offset by a reduction of earned interest of $1.3 million on cash and investments relating to a reduction in interest rates and reduction of our cash balances.

      There was a reduction in interest expense and transaction losses for the 2001 year of $39,000 and $29,000, respectively. In December 2001, we recorded as income a previously unrecognized gain of $221,000 on marketable securities. This gain was offset by a $133,000 loss on marketable securities from the Wall Data acquisition in 1999.

     Gain on investment, net

      In December 2000 ServiceSoft, Inc, one of our investments, was acquired by Broadbase, a publicly traded company. As a result, we received shares of Broadbase common stock in exchange for our minority interest in ServiceSoft, Inc and recognized a gain of approximately $2.0 million on our original investment. The shares of Broadbase common stock owned by us were classified as available-for-sale securities as of December 31, 2000. On June 29, 2001, Broadbase was acquired by KANA Software, Inc, or KANA, a publicly traded company. We have recorded an unrealized loss on our holding in KANA of approximately $1.6 million as of December 31, 2001. This unrealized loss is based upon the change in market value from the time of original acquisition to December 31, 2001 and is included in “Accumulated other comprehensive loss” in the Equity section of our balance sheet.

     Provision for income taxes

      We recorded a provision for income taxes for the year-ended December 31, 2001 of approximately $0.1 million, which consisted primarily of foreign income taxes. Our effective tax rate for 2001 is less than 1% and this is due to our current consolidated loss position. Income taxes primarily include international withholding taxes and state taxes.

      As of December 31, 2001, we had a gross deferred tax asset of approximately $57.0 million. Realization of the gross deferred tax asset is dependent on our generating sufficient future taxable income. Currently, management believes that it is likely the gross deferred tax asset may not be realized and, therefore, has fully reserved the gross deferred tax asset. The amount of the gross deferred tax asset, however, could be adjusted in the near term if actual future taxable income differs from estimated amounts.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

	Year Ended
	December 31,

	2000	1999	Change

	(Dollars in millions)
Net revenues
License fees	$56.3	$56.5	$(0.2)	(0.4)%
Services	47.8	22.7	$25.1	110.6%

Total net revenues	104.1	79.2	$24.9	31.4%
As a percentage of net revenues:
License fees	54.1%	71.3%
Services	45.9%	28.7%

Total net revenues	100.0%	100.0%
Gross margin	$99.8	$74.6	$25.2	33.9%
As a percentage of net revenue	95.9%	94.2%
Research and development	$24.4	$18.5	$5.9	31.9%
As a percentage of net revenue	23.4%	23.4%
Sales and marketing	$71.9	$45.3	$26.6	58.7%
As a percentage of net revenue	69.1%	57.2%
General and administrative	$18.7	$14.1	$4.6	32.6%
As a percentage of net revenue	18.0%	17.8%
Insurance recovery	$(3.8)	$—	$(3.8)	100.0%
As a percentage of net revenue	(3.7)%	0.0%
Write-off of in-process research and development	$1.7	$19.1	$(17.4)	(91.1)%
As a percentage of net revenue	1.6%	24.1%
Restructuring	$5.6	$3.8	$1.8	47.4%
As a percentage of net revenue	5.4%	4.8%
Goodwill and other intangible assets impairment	$42.2	$—	$42.2	100.0%
As a percentage of net revenue	40.5%	0.0%
Amortization of goodwill	$14.1	$5.7	$8.4	147.4%
As a percentage of net revenue	13.6%	7.2%
Interest income and other, net	$1.8	$4.9	$(3.1)	(63.3)%
As a percentage of net revenue	1.8%	6.2%
Gain on investment, net	$2.0	$—	$2.0	100.0%
As a percentage of net revenue	1.9%	0.0%
Provision for income taxes	$0.7	$0.4	$0.3	75.0%
Effective tax rate	NA	NA

Net loss	$(71.9)	$(27.5)	$(44.4)	161.5%
As a percentage of net revenue	(69.1)%	(34.7)%

     Net revenues

      Throughout fiscal year 2000, a majority of our net revenues were derived from software license fees. Service revenues related primarily to maintenance agreements associated with product licenses.

      License fees were relatively flat in absolute dollars and decreased substantially as a percentage of total net revenues for the year ended December 31, 2000 as compared to the year ended December 31, 1999. License fees in 2000 included a full year’s license fee revenue for Wall Data and Simware versus the inclusion of two months of Simware’s revenues and one month of Wall Data’s revenues in 1999. License fees in 2000 reflected the replacement of historical product revenue with products from the acquired companies. The increase in service revenues in absolute dollars and as a percentage of total net revenues for the year ended December 31, 2000 as compared to 1999 primarily reflected the addition of existing customer base as a result of the Wall Data and Simware acquisitions.

      We have operations worldwide with sales offices located in the United States, Europe, Canada, Latin America, Israel, and Japan. International revenues as a percentage of total net revenues were approximately 25% and 26%, respectively, for the years ended December 31, 2000 and 1999. International revenues as a percentage of total net revenues were relatively unchanged due to the integration of FTP products, particularly in Europe, with our product lines in the international marketplace, and to a lesser extent, the inclusion of results from the acquisitions of Wall Data and Simware offset by declines in sales of our other international product offerings. We were in the process of integrating the sales and distribution efforts of those acquisitions during 2000.

      No customer accounted for more than 10% of net revenues during the years ended December 31, 2000 and 1999.

     Gross margin

      Gross margin, in absolute dollars and as a percentage of net revenues, increased between the years ended December 31, 2000 and 1999, primarily, as a result of the change in the mix of products sold and the shift of our revenue from product to service revenue. Cost of service revenues through December 31, 2000 and 1999 were not material and are not reported separately.

      Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels used by us, the mix of license fee revenues versus service revenues, the mix of products sold, and the mix of international versus domestic revenues. We typically recognize higher gross margins on direct sales than on sales through indirect channels of distribution, which carry lower margins. In 2000, products acquired with Wall Data, which are sold through lower margin indirect channels, were included in our results for the entire year.

     Research and development

      Research and development expenses, in absolute dollars, have increased for 2000 as compared to 1999, primarily as a result of increased headcount of 194 full time employees from the acquisitions of Wall Data and Simware in the fourth quarter of 1999.

     Sales and marketing

      Sales and marketing expenses increased in absolute dollars during 2000 as compared to 1999 primarily due to increased headcount of 218 full time employees as a result of the of Wall Data and Simware acquisitions in the fourth quarter of 1999.

     General and administrative

      General and administrative expenses increased in absolute dollars for 2000 as compared to 1999, primarily due to an increase of 41 full time employees in headcount as a result of the of Wall Data and Simware acquisitions, in the fourth quarter of 1999.

     Insurance recovery

      During the year-ended December 31, of 2000, we received a cash payment of $3.8 million from our insurance companies as a reimbursement of amounts paid for legal fees and expenses incurred by us in prior years for settlement of certain litigation.

     Write-off of in-process research and development

      In connection with the acquisition of Aqueduct in the second quarter of 2000, we allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

      In connection with the acquisitions of Wall Data and Simware in the fourth quarter of 1999, we acquired total intangible assets and purchased technology of $92.2 million. Of this amount, $19.1 million was reflected as a charge to operations in the fourth quarter of 1999, for the write-off of in-process research and development that had not reached technological feasibility, and in management’s opinion, had no probable alternative future use. We allocate values to in-process research and development based on an assessment of research and development projects. The values assigned to those assets are limited to significant research projects for which technological feasibility had not been established. This allocation represents the estimated fair value based on the risk-adjusted cash flow of incomplete projects. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the cash flows from the projects and discounting the net cash flows to their present value.

      The nature of the efforts to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the products can be produced to meet our design requirements, including functions, features, and technical and economic performance requirements. For a further discussion of write-off of in-process research and development as it relates to our acquisitions. See “Note 3 of the accompanying Notes to Consolidated Financial Statements”.

     Restructuring

      On August 3, 2000, we announced a restructuring of our operations designed to re-focus our core business functions and reduce operating expenses. In connection with the restructuring, we reduced our workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million, which primarily consisted of approximately $3.0 million of estimated expenses for facilities related charges, $1.6 million of employee-related expenses for employee terminations and an $800,000 settlement to Verity for a software license that we did not plan to use and accordingly wrote-off.

      In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, we initiated a plan to restructure our worldwide operations in connection with the integration of operations of the acquisitions. In connection with this plan, we recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, the write-off of excess equipment, leasehold improvements as facilities were downsized or closed, $1.4 million of employee-related expenses for employee terminations, and $500,000 in accounting and legal fees related to the acquisitions. For a further discussion of restructuring charges, see “Note 4 of the accompanying Notes to Consolidated Financial Statements.”

     Goodwill and other intangible assets impairment

      In connection with the restructuring announced on August 3, 2000, management performed an evaluation of the recoverability of all goodwill and other intangible assets. We evaluated possible impairment of long-lived assets using estimates of undiscounted future cash flows. Impairment loss to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the asset. Management evaluated the fair value of our long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management used the same methodology to evaluate the fair value of our long-lived assets and intangibles to allocate purchase price at the time of acquisition. Management concluded from the results of this evaluation that a significant, permanent impairment of goodwill and other intangibles had occurred. As a consequence, we wrote off $42.2 million of goodwill and other intangibles through a charge to operations in August 2000.

     Amortization of goodwill

      Amortization of goodwill and intangible assets increased in 2000 compared to 1999, primarily because 2000 was the first full year of amortization of the goodwill and intangible assets arising from the acquisitions of Wall Data and Simware in the fourth quarter of 1999. A goodwill impairment charge of $42.2 million was taken in the third quarter of 2000, and a goodwill and intangible assets adjustment was taken in the fourth quarter of 2000 to reverse $9.4 million of overestimated liabilities assumed in the Simware and Wall Data acquisitions.

     Interest income and other, net

      The decrease in interest income and other, net for 2000 as compared to 1999, is primarily the result of a net decrease in cash balances and investments as a result of the acquisition of Wall Data and Simware in the fourth quarter of 1999.

     Gain on investment, net

      On December 18, 2000, ServiceSoft was acquired by Broadbase a company publicly traded on the Nasdaq National Market. We recognized an approximate $2.0 million gain on our investment in ServiceSoft, and we classified the Broadbase shares as “available-for-sale securities.”

     Provision for income taxes

      We recorded a provision for income taxes for the year ended December 31, 2000 of approximately $0.7 million, which consisted primarily of foreign income taxes.

Disclosures about market risk

     Interest rate risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit our amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss, and seek to preserve our invested funds by limiting default risk, liquidity risk, and territory risk.

      We mitigate default and liquidity risks by investing only in safe and high credit quality securities, and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We mitigate territory risk by only allowing up to 25% of the portfolio to be placed outside of the United States.

      The table below presents the carrying value, market value and related weighted average interest rates for our cash and interest-bearing investment portfolio as of December 31, 2001. All investments mature, by policy, in four years or less.

	Carrying	Market	Average
	Value	Value	Interest Rate

	(In millions, except for
	average interest rates)
Investment Securities:
Cash and cash equivalents — fixed rate	$32.8	$32.8	3.6%

     Foreign currency risk

      We transact business in various foreign currencies, primarily in Europe and Israel. Prior to 2000, we had established a foreign currency-hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency exposures in certain European countries. Under the program, increases or decreases in our foreign currency transactions were partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility.

      We do not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period were marked-to-market with unrealized gains and losses included in interest income and, thus, were recognized in income in advance of the actual foreign currency cash flows. As these forward contracts matured, the realized gains and losses were recorded and were included in net income (loss) as a component of interest income. Our ultimate realized gain or loss with respect to currency fluctuations depended upon the currency exchange rates and other factors in effect as the contracts mature.

      We did not use foreign currency forward contracts during 2001.

Liquidity and capital resources

	As of December 31,

	2001	2000

	(In millions)
Cash and cash equivalents	$32.8	$35.0
Short-term investments	$0.8	$3.0
Net cash provided by (used in) operating activities	$(1.0)	$(26.1)
Net cash provided by (used in) investing activities	$(0.1)	$(2.6)
Net cash provided by (used in) financing activities	$(1.1)	$1.3

      Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary stock offerings and preferred stock issuances, which aggregated net proceeds to us of approximately $72.5 million. We do not have a bank line of credit.

      For the year ended December 31, 2001, we received $9.3 million in tax refunds including interest of $1.4 million.

      During the year ended December 31, 2001, our aggregate cash and cash equivalents, short-term investments and long-term investments decreased from $38.0 million to $33.6 million. This decrease was due primarily to an unrealized loss of $1.6 million in marketable securities and our purchase of $1.9 million shares of our common stock in the open market under the repurchase program described below.

      Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any specific commitments with regard to future capital expenditures.

      Net cash provided and used in financing activities in 2001 reflects the issuance of shares under our employee stock purchase plan and stock option plans and the purchase of our common stock, from time to time, through open market purchases.

      At December 31, 2001, we had working capital of $16.6 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements beyond one year.

      Our Board has authorized the purchase from time to time of up to fifteen million shares of our common stock through open market purchases. In October 2001, the Board authorized the repurchase of 6 million shares of our common stock on the open market. In the twelve months ended December 31, 2001, we repurchased 2,360,547 shares of our common stock on the open market at an average purchase price of $0.79 per share for a total cost of approximately $1.9 million. During 2000, we purchased 1,004,765 shares of our common stock on the open market at an average purchase price of $0.85 per share for a total cost of approximately $0.9 million. Cumulatively, as of December 31, 2001, we had purchased 9,719,612 shares of our common stock at an average price of $1.88 per share for a total cost of approximately $18.3 million.

Recent accounting pronouncements

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. Although we do not currently expect the adoption of SFAS No. 144 to have a material impact on our financial statements, we will continue to assess any impairment of long-lived assets.

      In July 2001, the Financial Accounting Standards Board issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

      As a result of our adoption of SFAS 142, as of January 1, 2002, we will no longer amortize goodwill. Goodwill amortization for the year ended December 31, 2001 was approximately $2.7 million.

Factors that may affect our future results and financial condition

      Our business is subject to a number of risks and uncertainties. You should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose part or all of your investment.

Our operating results have fluctuated significantly in the past and may continue to do so in the future, which could cause our stock price to decline

      We have experienced, and expect to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others:

•	general economic conditions, in particular, the recent slowdown of purchases of information technology due to current economic conditions in North America;

•	demand for our products;

•	introduction or enhancements to our products and those of our competitors;

•	technological changes in computer networking;

•	competitive pricing pressures;

•	market acceptance of new products;

•	customer order deferrals in anticipation of new products and product enhancements;

•	the size and timing of individual product orders;

•	mix of international and domestic revenues;

•	mix of distribution channels through which our products are sold;

•	impact of, or failure to enter into, strategic alliances to promote our products;

•	quality control of our products;

•	changes in our operating expenses;

•	personnel changes; and

•	foreign currency exchange rates.

      In addition, our acquisition of complementary businesses, products or technologies may cause fluctuations in our operating results due to in-process research and development charges, the amortization of acquired intangible assets, and integration costs such as those recorded in connection with the acquisitions of FTP, Wall Data, Simware, and Aqueduct.

      Since we generally ship software products within a short period after receipt of an order, we do not typically have a material backlog of unfilled orders, and our revenues in any one-quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter. Our expenses are based in part on our expectations as to future revenues and to a large extent are fixed. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for our products in relation to our expectations or any material delay of customer orders would have an almost immediate adverse impact on our operating results and on our ability to achieve profitability.

      As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in our operating results have caused, and may in the future cause us to perform below the expectations of public market analysts and investors. If our operating results fall below market expectations, the price of our common stock may fall.

We have not been profitable since 1995 and may never achieve profitability in the future

      We had a net loss from operations of approximately $11.3 million for the year ended December 31, 2001. To date, we have not achieved profitability on an annual basis since 1995 and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. As a result, we will need to generate significant revenues to attain profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We expect our prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to maintain our prices and profit margins even if our sales volumes increase. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

We rely significantly on third parties for sales of our products and our revenues could decline significantly with little or no notice

      We rely significantly on our independent distributors, systems integrators, and value-added resellers for certain elements of the marketing and distribution of our products. The agreements in place with these organizations are generally non-exclusive, of limited duration, are terminable with little or no notice by either party and generally do not contain minimum purchase requirements. These distributors of our products are not within our control and generally represent competing product lines of other companies in addition to our products. There can be no assurance that these organizations will give a high priority to the marketing of our products, and they may give a higher priority to the products of our competitors.

      Furthermore, our results of operations can also be materially adversely affected by changes in the inventory strategies of our resellers, which can occur rapidly and may not be related to end-user demand. As part of our continued strategy of selling through multiple distribution channels, we expect to continue using indirect distribution channels, particularly value-added resellers and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total net revenues during 2002 and beyond, as a result of acquisitions or increased market penetration. Any material increase in our indirect sales as a percentage of revenues may adversely affect our average selling prices and gross margins due to lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively, will be qualified to provide timely and cost-effective customer support and service, or will continue to represent our products. If we are unable to recruit or retain important resellers or distributors or if they decrease their sales of our products, we may suffer a material adverse effect on our business, financial condition or results of operations.

We have been notified by Nasdaq that our stock price has fallen below the minimum bid price listing requirement to maintain a listing on the Nasdaq National Market; the low price of our common stock may impair its liquidity

      We received a letter dated June 5, 2001, from the staff of the Nasdaq Stock Market, or Nasdaq, which notified us that the minimum bid price for our common stock had been below $1.00 per share for a period of thirty consecutive trading days. Nasdaq advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement for at least ten consecutive trading days in order to maintain a listing on the Nasdaq National Market. We were unable to demonstrate compliance with the minimum bid requirement during the 90-day compliance period, and September 10, 2001 we received written notification from Nasdaq that our common stock would be delisted on September 18, 2001. Subsequently we received a letter from Nasdaq dated September 27, 2001, notifying us that Nasdaq had implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on Nasdaq. On September 27, 2001, Nasdaq issued a moratorium on the minimum bid and public float requirements for continued listing on the Nasdaq National Market until January 2, 2002 in response to the September 11, 2001 terrorist attacks and their impact on capital markets. No additional correspondence regarding the June 5, 2001 letter has been received by us from Nasdaq.

      However, we received a second letter from the staff of Nasdaq dated March 21, 2002 notifying us that the minimum bid price for our common stock has been below $1.00 per share for a period of thirty consecutive trading days. Nasdaq advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the Nasdaq National Market.

      If we are unable to demonstrate compliance with the minimum bid price listing requirement for ten consecutive trading days on or before June 19, 2002, Nasdaq will provide us with written notification that our common stock will be delisted from the Nasdaq National Market. At that time we may appeal the staff’s decision to a Nasdaq Listing Qualification Panel. We intend to pursue all options available to us to meet the Nasdaq listing requirements.

      In addition to the $1.00 minimum bid price per share requirement described above, the continued listing of our common stock on the Nasdaq National Market is subject to the maintenance of the other quantitative and qualitative requirements set forth in the Nasdaq National Market Listing Requirements. In particular, the Nasdaq National Market Listing Requirements require that a company currently included in the Nasdaq National Market meet each of the following standards to maintain its continued listing:

•	net tangible assets of $4,000,000;

•	a public float of 750,000 shares;

•	a market value of the public float of $5,000,000;

•	a minimum bid price of $1 per share;

•	400 round lot shareholders;

•	two market makers; and

•	compliance with Nasdaq corporate governance rules.

      If our common stock is delisted from the Nasdaq National Market, we may not qualify for listing our common stock on the Nasdaq SmallCap Market. In such an event, sales of our common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and the price of our common stock, and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

      In addition, if our common stock is not listed on the Nasdaq National Market and the trading price of our common stock was to remain below $1.00 per share, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions) such event, the additional burdens imposed upon broker-dealers to effect transactions in our common stock could further limit the market liquidity of our common stock and the ability of investors to trade our common stock.

      We believe that maintaining the listing of our common stock on the Nasdaq National Market or Nasdaq SmallCap Market would be in our best interest and in the best interest of our stockholders. Inclusion in the Nasdaq National Market increases liquidity and may potentially minimize the spread between the “bid” and “asked” prices quoted by market makers. Further, a Nasdaq National Market listing may increase our access to capital and increase our flexibility in responding to anticipated capital requirements. We believe that prospective investors will view an investment in our common stock more favorably if our shares qualify for listing on the Nasdaq National Market or Nasdaq SmallCap Market.

      We also believe that the current per share price level of our common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of brokers commissions and to time-consuming procedures that make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

      In addition, because brokerage commissions on low-priced stock generally represent a higher percentage of the stock price than commissions on higher-priced stock, the current share price of our common stock can result in individual stockholders paying transaction costs (commissions, markups or markdowns) that represent a higher percentage of their total share value than would be the case if the share price were substantially higher. This factor also may limit the willingness of institutions to purchase our common stock at its current low share price.

Our acquisitions may have a material adverse effect on our operating results and financial condition

      We consummated several merger and acquisition transactions, including the acquisitions of Wall Data and Simware in the fourth quarter of 1999, and the acquisition of Aqueduct in the second quarter of 2000. These acquisitions were motivated by various factors, including the desire to obtain new technologies, expand and enhance our product offerings, expand our customer base, attract key personnel, and strengthen our presence in the international and OEM marketplaces. Product and technology acquisitions entail numerous risks, including:

•	the diversion of management’s attention away from day-to-day operations;

•	difficulties in the assimilation of acquired operations and personnel (such as sales, engineering, and customer support);

•	the integration of acquired products with existing product lines;

•	the failure to realize anticipated benefits of cost savings and synergies;

•	the loss of customers;

•	undisclosed liabilities;

•	adverse effects on reported operating results;

•	the amortization of acquired intangible assets;

•	the loss of key employees; and

•	the difficulty of presenting a unified corporate image.

We have undergone significant restructuring, which may have a material adverse effect on our operating results

      In early December 1999, following our acquisition of Wall Data and Simware, we initiated a plan to restructure our worldwide operations in order to integrate the operations of Wall Data and Simware. We undertook a further restructuring of our operations, primarily in North America, in August 2000. Both restructuring plans involved reductions in our worldwide workforce and the consolidation of certain of our sales, customer support, and research and development facilities. These restructurings may not be successful and may not improve future operating results. Completion of the restructurings may disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. We may also be required to implement additional restructuring plans in the future.

      The successful combination of companies requires coordination of sales and marketing with research and development efforts, and can be difficult to accomplish. The integration of both Wall Data and Simware involved geographically separated organizations (in suburban Kirkland, Washington; Boston, Massachusetts; Cupertino and Irvine, California; Ottawa, Ontario, Canada; and Haifa, Israel), and personnel with diverse business backgrounds and corporate cultures. We believed that factors such as the ongoing attention and dedication of management and resources required to effect the complete integration of both Wall Data and Simware, and the consequent disruption in the business of all parties involved, contributed to interruptions and loss of momentum in our business activities. Our ability to maintain or increase revenues from the sale of products from Wall Data and Simware on an ongoing basis depends in part on our ability to effectively respond to these factors.

We may not be able to successfully make acquisitions of or investments in other companies or technologies

      We have very limited experience in acquiring or making investments in companies, technologies or services. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make additional acquisitions in the future if we determine that an acquisition would further our corporate strategy. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel from the acquired business. However, the key personnel of the acquired business may decide not to work for us. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business as we did in the third quarter of 2000. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect us, or that any such acquisition will be successful in enhancing our business.

We are dependent upon our key management for our future success, and few of our managers are obligated to stay with us

      Our success depends on the efforts and abilities of our senior management and certain other key personnel. Many of our key employees are employed on an at-will basis. If any of our key employees left or were unable to work and we were unable to find a suitable replacement, then our business, financial condition and results from operations could be materially harmed.

We may not be able to hire and retain qualified employees, which would impair our ability to grow

      The majority of our employee workforce is located in the competitive employment markets of Silicon Valley in California; the suburban Boston area; the suburban Seattle area; Ottawa, Ontario, Canada; and Haifa, Israel. From the latter half of 1996 until recently, we (and, prior to their acquisitions, both FTP and Wall Data) experienced high attrition at all levels and across all functions within our organization. The attrition we have experienced was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of our restructurings and acquisitions and our results of operations. Managing employee attrition, integrating acquired operations and products, and expanding both the geographic areas of our customer base and operations have resulted in substantial demands on our management resources, and increased the difficulty of hiring, training, and assimilating new employees. Any failure by us to attract and retain qualified employees or to train or manage our management and employee base could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition and competition in our market is likely to increase and could harm our business

      The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, price erosion, changes in customers’ needs, and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our market, and accordingly, the market for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplace including the proliferation of Microsoft Windows client server technology, and the continued implementation of web-based access to corporate mainframe and midrange computer systems. Our connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, and Sun Microsystems, Inc., as well as smaller networking software companies such as Jacada, Seagull, and Hummingbird Communications Ltd. We also face competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc.

      Many of our current competitors have, and many of our future competitors may have, substantially greater financial, technical, sales, marketing and other resources, in addition to greater name recognition and a larger customer base than us. The market for our products is characterized by significant price competition and we anticipate that we will face increasing pricing pressures from our competitors in the future. In addition, our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could harm our business.

      Furthermore, our competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of our products. These developments may adversely affect sales of our products either by directly affecting customer-purchasing decisions or by causing potential customers to delay their purchases of our products. Several of our competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/ IP protocol suite in its Windows 95, Windows 98, Windows 2000, Windows ME, and Windows NT operating systems. We have products, which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on our business, financial condition or results of operations.

If we fail to manage technological change, respond to consumer demands or evolving industry standards or if we fail to enhance our products’ interoperability with the products of our customers, demand for our products will decrease and our business will suffer

      From time to time many of our customers have delayed purchase decisions due to the confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve our position in this industry, we must successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. We have experienced difficulty from time to time in developing and introducing new products and enhancing existing products, in a manner which satisfies customer requirements and changing market demands. Any further failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition, and results of operations. The failure to develop products or product enhancements incorporating new functionality on a timely basis could cause customers to delay purchase of our current products or cause customers to purchase products from our competitors; either situation would adversely affect our business, financial condition, and results of operations. We may not be successful in developing new products or enhancing our existing products on a timely basis, and any new products or product enhancements developed by us may not achieve market acceptance. In addition, we incorporate software and other technologies owned by third parties and as a result, we are dependent upon such third parties’ ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes.

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship many of our products and our business will be seriously harmed

      Certain of our products incorporate software and other technologies developed and maintained by third parties. We license these technologies from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements or find suitable replacements, we would not be able to ship many of our products and our business would be materially harmed. For example, we have a license agreement with Dart Technologies for Power TCP Telnet and Power TCP VT320 for 5 years which we use in the OnWeb product line. There can be no assurance that we would be able to replace the functionality provided by the third party technologies currently offered in conjunction with our products if those technologies become unavailable to us or obsolete or incompatible with future versions of our products or market standards.

We depend upon the compatibility of our products with applications operating on Microsoft Windows to sell our products

      Substantially all of our net revenues have been derived from the sales of products that provide internetworking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of certain of our products might be negatively impacted by developments adverse to Microsoft’s Windows products. In addition, our strategy of developing products based on the Windows operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. If we are unable to provide on a timely basis products compatible with future Windows releases, our business could be harmed.

The loss of any of our strategic relationships would make it more difficult to keep pace with evolving industry standards and to design products that appeal to the marketplace

      Our future success depends on our ability to maintain and enter into new strategic alliances and OEM relationships to develop necessary products or technologies, to expand our distribution channels or to jointly market or gain market awareness for our products. We currently rely on strategic relationships, such as those with Microsoft to provide us with state of the art technology, assist us in integrating our products with leading industry applications and help us make use of economies of scale in manufacturing and distribution. However, we do not have written agreements with many of our strategic partners that could ensure these relationships will continue for a significant period of time. Many of our agreements with these partners are informal and may be terminated by them at any time. There can be no assurance that we will be successful in maintaining current alliances or developing new alliances and relationships or that such alliances and relationships will achieve their intended purposes.

We may be subject to product returns, product liability claims and reduced sales because of defects in our products

      Software products as complex as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Errors may also arise as a result of defects in the products which are incorporated into our products. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products or product enhancements after commencement of commercial shipments, which could result in loss of or delay in market acceptance. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could have a material adverse effect on our business, financial condition, and results of operations:

•	delay or loss or revenues;

•	cancellation of a purchase order or contract due to defects;

•	diversion of development resources;

•	damage to our reputation;

•	failure of our products to achieve market acceptance;

•	increased service and warranty costs; and

•	litigation costs.

      Although some of our licenses with customers contain provisions designed to limit our exposure to potential product liability claims, these contractual limitations on liability may not be enforceable. In addition, our product liability insurance may not be adequate to cover our losses in the event of a product liability claim resulting from defects in our products and may not be available to us in the future.

Our business depends upon licensing our intellectual property, and if we fail to protect our proprietary rights, our business could be harmed

      Our ability to compete depends substantially upon our internally developed technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and, to a lesser extent, patent laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products and technology is difficult and, while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In selling our products, we rely primarily on “shrink-wrap” and “click-wrap” licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. If we are not successful in protecting our intellectual property, our business could be substantially harmed.

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights, which are only of limited value

      There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. In addition, the number of patents applied and granted for software inventions is increasing. Despite any precautions which we have taken:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies;

•	other companies may claim common law trademark rights based upon state or foreign law which precede our federal registration of such marks; and

•	current federal laws that prohibit software copying provide only limited protection from software “pirates,” and effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

Our pending patents may never be issued, and even if issued, may provide us with little protection

      We regard the protection of patentable inventions as important to our business. It is possible that:

•	our pending patent applications may not result in the issuance of patents;

•	our patents may not be broad enough to protect our proprietary rights;

•	any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in those patents;

•	current and future competitors may independently develop similar technology, duplicate our products or design around any of our patents; and

•	effective patent protection, if any, may not be available in every country in which we do business.

      If we are not successful in asserting our patent rights, our business could be substantially harmed. At the present time, we have no patents pending and we have been issued approximately 100 patents from the U.S. Patent Office.

We have received notices of claims that may result in litigation and we may become involved in costly and time-consuming litigation over proprietary rights

      Substantial litigation regarding intellectual property rights exist in our industry. We expect that software in our industry may be increasingly subject to third party infringement claims as the number of competitors grows and the functionality of products in different areas of the industry overlap. Third parties may currently have, or may eventually be issued, patents that would be infringed by our products or technology. We cannot be certain that any of these third parties will not make a claim of infringement against us with respect to our products and technology. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties seeking indemnification against such infringement or indicating that we may be interested in obtaining a license from such third parties. Any claims or actions asserted against us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not to be resolved in our favor, we could become subject to substantial damage claims and be prohibited from using the technology at issue without a royalty or license agreement. These royalty or license agreements, if required, might not be available on acceptable terms, or at all, and could result in significant costs and harm our business. If a successful claim of infringement is made against us and we cannot develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

Our business is subject to risks from international operations such as legal uncertainty, tariffs, trade barriers and political and economic instability

      We derived approximately 26% of our net revenues from sales outside of North America (United States and Canada) during the year ended December 31, 2001. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

•	unexpected changes in regulatory requirements;

•	legal uncertainty;

•	language barriers in business discussions;

•	cultural differences in the negotiation of contracts and conflict resolution;

•	time zone differences;

•	the limitations imposed by U.S. export laws (see Government Regulation and Legal Uncertainties below);

•	changes in markets caused by a variety of political, social and economic factors;

•	tariffs and other trade barriers;

•	costs and risks of localizing products for foreign countries;

•	longer accounts receivable payment cycles;

•	difficulties in managing international operations;

•	currency exchange rate fluctuations;

•	potentially adverse tax consequences;

•	repatriation of earnings; and

•	the burdens of complying with a wide variety of foreign laws.

      Many of our customers are subject to many of the risks described above. These factors may have an adverse effect on our international sales and, consequently, on our business, financial condition or results of operations.

Terrorist attacks and threats or actual war could adversely affect our operating results and the price of our common stock

      Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military may impact our operations. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. These events also could result in economic recession in the U.S. or abroad. Any of these occurrences could have significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Uncertainties exist regarding our stock repurchase program

      Previously, we announced that our board of directors had approved the repurchase of up to fifteen million shares of our common stock. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase under this stock repurchase program.

It may be difficult to raise needed capital in the future, which could significantly harm our business

      We may require substantial additional capital to finance our future growth and fund our ongoing operations beyond 2001. Our capital requirements will depend on many factors including, among other things:

•	acceptance of and demand for our products;

•	the number and timing of acquisitions and the cost of such acquisitions;

•	the costs of developing new products;

•	the costs associated with our expansion; and

•	the extent to which we invest in new technology and research and development projects.

      Although our current business plan does not foresee the need for further financing activities to fund our operations for the foreseeable future, due to risks and uncertainties in the marketplace as well as a potential of pursuing further acquisitions, we may need to raise additional capital. If we issue additional stock to raise capital, your percentage ownership in NetManage would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

      As of March 5, 2002, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 12.1 million shares, or 19% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our stock option plans and our certificate of incorporation and bylaws make changes of control difficult even if they would be beneficial to stockholders

      Our 1992 Stock Option Plan and our 1999 Nonstatutory Stock Option Plan provide that, in the event of a change of control of NetManage, all options outstanding under those plans would become fully vested and exercisable for at least 10 days prior to the consummation of such change of control transaction. These acceleration of vesting provisions may have the effect of deterring an offer to purchase NetManage.

      In addition, our board of directors has the authority without any further vote or action on the part of the stockholders to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, the issuance of the preferred stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

      Our certificate of incorporation and bylaws include provisions that may have the effect of deterring an unsolicited offer to purchase our stock. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving us. Furthermore, our board of directors is divided into three classes, only one of which is elected each year. Directors are only capable of being removed by the affirmative vote of two thirds or greater of all classes of voting stock. These factors may further delay or prevent a change of control.

We face risks from the uncertainties of current and future governmental regulation

      We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products, increase our cost of doing business or otherwise have an adverse effect on our business, financial condition or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Further, due to the encryption technology contained in certain of our products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit our ability to distribute products outside of the United States or electronically. While we take precautions against unlawful exportation, there can be no assurance that inadvertent violations will not occur, and the global nature of the Internet makes it virtually impossible to effectively control the distribution of our products. In addition, future federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restriction, new legislation or regulation or unlawful exportation could have a material adverse effect on our business, financial condition, or results of operations.

Quarterly financial information

      The following table sets forth unaudited quarterly financial information for the last eight quarters. This unaudited information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the information for the periods presented.

      We have experienced, and expect to experience in future periods, significant fluctuations in operating results that may be caused by many factors, including, among others, those described above within “Factors That May Affect Future Results and Financial Condition.” Our future revenues and results of operations could be subject to significant volatility and may also be unpredictable due to shipment patterns typical of the software industry. A significant percentage of our revenues are generally recognized in the third month of each quarter and tend to occur in the latter half of that month. We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

	2000				2001

	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$27,430	$24,631	$25,719	$26,292	$21,731	$20,349	$18,094	$19,796
Gross margin	$26,303	$23,445	$24,692	$25,405	$20,926	$19,347	$17,303	$18,940
Loss from operations(1)(2)	$(7,721)	$(14,410)	$(52,266)	$(585)	$(5,830)	$(3,271)	$(1,734)	$(485)
Net Income (loss)(3)	$(7,402)	$(13,668)	$(52,066)	$1,226	$(5,234)	$(2,504)	$(1,911)	$355
Net Income (loss) per share, basic and diluted	$(0.12)	$(0.21)	$(0.80)	$0.02	$(0.08)	$(0.04)	$(0.03)	$0.01
Weighted average common shares, basic	64,138	64,547	66,073	66,050	65,223	65,471	64,969	64,073
Weighted average common shares, diluted	64,138	64,547	66,073	66,188	65,223	65,471	64,969	64,268

(1)	Loss from operations includes write-offs of in-process research and development of $1.7 million for the quarter ended June 30, 2000.

(2)	Loss from operations includes a charge for asset impairment of $42.2 million for the quarter ended September 30, 2000.

(3)	Net income includes a credit tax provision of $400,000 for the quarter ended December 31, 2001.

Item 7A — Quantitative and qualitative disclosures about market risk.

      The information required by Item 7A is incorporated by reference from the section entitled Disclosures about Market Risk found above, under Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Item 8 — Financial Statements and Supplementary Data.

      All other schedules are omitted because they are not required or the required information is shown in the accompanying consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NetManage, Inc.:

      We have audited the accompanying consolidated balance sheets of NetManage, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, other comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetManage, Inc. and our subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California

January 28, 2002

NETMANAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,

	2001	2000

ASSETS

Current Assets
Cash and cash equivalents	$32,766	$35,017
Short-term investments	792	3,033
Accounts receivable, net of allowances of $2,448 and $4,088, respectively	17,794	26,081
Prepaid expenses and other current assets	3,487	11,591

Total current assets	54,839	75,722
Property and equipment, at cost
Computer software and equipment	9,259	10,005
Furniture and fixtures	6,138	6,268
Leasehold improvements	2,805	3,302

	18,202	19,575
Less-accumulated depreciation	(14,319)	(12,581)

Net property and equipment	3,883	6,994
Goodwill and other intangibles, net	17,581	23,689
Other assets	3,133	3,576

Total assets	$79,436	$109,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,691	$5,050
Accrued liabilities	7,262	17,426
Accrued payroll and related expenses	3,280	4,500
Deferred revenue	21,154	24,453
Income taxes payable	3,811	4,000

Total current liabilities	38,198	55,429
Long-term liabilities	286	1,523

Total liabilities	38,484	56,952
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value —
Authorized — 125,000,000 shares
Issued — 73,699,646 and 72,625,520 shares respectively
Outstanding — 63,980,803 and 65,266,455 shares respectively	737	726
Treasury stock, at cost — 9,719,612 and 7,359,065 shares respectively	(18,267)	(16,414)
Additional paid in capital	176,789	176,081
Accumulated deficit	(112,668)	(103,374)
Accumulated other comprehensive loss	(5,639)	(3,990)

Total stockholders’ equity	40,952	53,029

Total liabilities and stockholders’ equity	$79,436	$109,981

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2001	2000	1999

Net Revenues:
License fees	$39,349	$56,273	$56,527
Services	40,621	47,799	22,673

Total net revenues	79,970	104,072	79,200
Cost of revenues	3,454	4,227	4,640

Gross margin	76,516	99,845	74,560

Operating Expenses:
Research and development	17,960	24,394	18,539
Sales and marketing	53,220	71,881	45,337
General and administrative	10,579	18,740	14,107
Insurance recovery	—	(3,816)	—
Write-off of in-process research and development	—	1,700	19,100
Restructuring	—	5,600	3,791
Goodwill and other intangible assets impairment	—	42,164	—
Amortization of goodwill	6,077	14,164	5,685

Total operating expenses	87,836	174,827	106,559

Loss from operations	(11,320)	(74,982)	(31,999)
Interest income and other, net	2,104	1,836	4,887
Gain on investment, net	—	1,973	—

Loss before income taxes	(9,216)	(71,173)	(27,112)
Provision for income taxes	78	737	380

Net loss	$(9,294)	$(71,910)	$(27,492)

Net Loss Per share
Basic	$(0.14)	$(1.11)	$(0.42)
Diluted	$(0.14)	$(1.11)	$(0.42)

Weighted Average Common Shares & Equivalents
Basic	64,934	64,863	64,712
Diluted	64,934	64,863	64,712

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Net loss	$(9,294)	$(71,910)	$(27,492)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(1,013)	—	(13)
Foreign currency translation adjustments	(636)	(899)	(1,462)

Other comprehensive loss	$(10,943)	$(72,809)	$(28,967)

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Retained	Accumulated
	Common Stock			Additional	Earnings	Other
			Treasury	Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Stock	Capital	Deficit)	Loss	Total

Balance, December 31, 1998	67,348,477	$693	$(4,246)	$168,301	$(3,972)	$(1,616)	$159,160
Sale of common stock under employee stock purchase plan	609,185	6	—	1,003	—	—	1,009
Exercise of common stock options	175,787	2	—	302	—	—	304
Repurchase of common stock for cash	(4,325,600)	—	(11,313)	—	—	—	(11,313)
Unrealized loss on investments	—	—	—	—	—	(13)	(13)
Translation adjustment	—	—		—	—	(1,462)	(1,462)
Net loss	—	—		—	(27,492)	—	(27,492)

Balance, December 31, 1999	63,807,849	701	(15,559)	169,606	(31,464)	(3,091)	120,193
Sale of common stock under employee stock purchase plan	707,229	7	—	969	—	—	976
Exercise of common stock options	634,647	7	—	1,192	—	—	1,199
Common stock and warrants issued in connection with Aqueduct acquisition	1,121,495	11	—	4,314	—	—	4,325
Repurchase of common stock for cash	(1,004,765)	—	(855)	—	—	—	(855)
Translation adjustment		—	—	—	—	(899)	(899)
Net loss		—	—	—	(71,910)	—	(71,910)

Balance, December 31, 2000	65,266,455	726	(16,414)	176,081	(103,374)	(3,990)	53,029
Sale of common stock under employee stock purchase plan	1,072,706	11	—	706	—	—	717
Exercise of common stock options	2,189	—	—	2	—	—	2
Repurchase of common stock for cash	(2,360,547)	—	(1,853)	—	—	—	(1,853)
Unrealized gain (loss) on investments, net	—	—	—	—	—	(1,013)	(1,013)
Translation adjustment	—	—	—	—	—	(636)	(636)
Net loss	—	—	—	—	(9,294)	—	(9,294)

Balance, December 31, 2001	63,980,803	$737	$(18,267)	$176,789	$(112,668)	$(5,639)	$40,952

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash Flows From Operating Activities:
Net loss	$(9,294)	$(71,910)	$(27,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,880	19,623	11,681
Provision for doubtful accounts and returns	(48)	1,105	790
Write-off of in-process research and development	—	1,700	19,100
Write-off of prepaid royalty, patents and copyrights	31	—	—
Write-off of property, plant & equipment	152	—	—
Non-cash impairment charges	—	42,164	—
Income tax refund	7,435	—	—
Gain on exchange of marketable securities	—	(1,973)	—
Change in operating assets and liabilities, net of business combinations:
Accounts receivable	8,335	3,358	4,133
Prepaid expenses and other current assets	427	9,159	(2,825)
Other assets	443	588	1,658
Accounts payable	(2,359)	(2,054)	(2,483)
Accrued liabilities, payroll and payroll-related expenses	(11,384)	(14,174)	(512)
Deferred revenue and other long-term liabilities	(3,299)	(5,400)	(3,115)
Income taxes payable	(189)	(8,265)	4,063
Long term liabilities	(1,237)	—	—

Net cash provided by (used in) operating activities	(1,107)	(26,079)	4,998

Cash Flows From Investing Activities:
Purchases of short-term investments	(111,830)	(214,193)	(56,861)
Proceeds from maturities of short-term investments	112,712	213,993	121,954
Recognized gain on marketable securities	(88)	—	—
Purchases of long-term investments	—	—	(23,973)
Proceeds from maturities of long-term investments	—	—	53,274
Purchases of property and equipment	(844)	(874)	(622)
Acquisition of businesses, net of cash acquired	—	—	(68,445)
Purchase of equity investment carried at cost	—	(1,500)	—
Purchases of technology and other intangible assets	—	—	(150)

Net cash provided by (used in) investing activities	(50)	(2,574)	25,177

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of issuance costs	719	2,175	1,313
Repurchase of common stock	(1,853)	(855)	(11,313)

Net cash provided by (used in) financing activities	(1,134)	1,320	(10,000)

Effect of exchange rate changes on cash	40	(729)	(200)

Net increase (decrease) in cash and cash equivalents	(2,251)	(28,062)	19,975
Cash and cash equivalents, beginning of year	35,017	63,079	43,104

Cash and cash equivalents, end of year	$32,766	$35,017	$63,079

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$692	$871	$172
Interest	$39	$70	$182
Non-Cash Transaction:
Issuance of shares and warrants in connection with the Aqueduct acquisition	$—	$4,325	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of operations and organization:

      We develop and market software and service solutions that allow our customers to access and leverage the considerable investment they have in their host-based business applications, processes and data. Our business is primarily focused on providing a full spectrum of specific personal computer and network or application server-based software and tools. These products allow our customers to access and use their mission-critical line-of-business host applications and resources: to publish information from existing host systems in a web presentation particularly to new users via the Internet; to create new web-based applications that leverage the corporation’s existing business processes; and, to ensure the continued operation of these solutions through the incorporation of innovative real-time Internet-based support solutions.

      We develop and market these software solutions to allow our customers to access and leverage applications, business processes and data on IBM corporate mainframe computers, IBM midrange computers such as AS/400, and on UNIX® based servers. We also provide professional support, maintenance and technical consultancy services to our customers.

      We have a range of host access, and host integration products. Our Host Access products provide the applications and solutions that allow end-user devices including personal computers, and devices running web browsers, to communicate with large centralized corporate computer systems. Host Access products are marketed and sold under the brand name of Rumba® for client-side Host Access solutions that run on personal computers and under the OnWeb® brand for server-side Host Access solutions that deliver connectivity for web browser users without the requirement for software on the user’s device other than the browser (“zero footprint” solutions). Our Host Integration products provide server-side solutions that allow the integration of multiple host applications and business process to create new applications for the web. The Company’s Host Integration products also allow our customers to integrate existing legacy applications with new platform solutions such as those built using IBM’s WebSphere or BEA’s WebLogic. Host Integration products are marketed and sold under the OnWeb® brand name. We and our customers derive a major benefit from the fact that the underlying technology employed by our server-side Host Access and server-side Host Integration solutions is the same.

2.     Summary of significant accounting policies:

     Principles of consolidation

      The consolidated financial statements include the accounts of our Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

     Foreign currency translation, foreign exchange contracts and comprehensive income

      The functional currency of our foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity.

      We currently do not enter into financial instruments for either trading or speculative purposes. Historically, financial instruments were used to reduce the impact of changes in foreign currency exchange

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates. The principal instruments used were forward foreign exchange contracts of which the counter-parties were major financial institutions. There are no contracts outstanding as of December 31, 2001.

      Comprehensive Income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain/loss and unrealized gains or losses on marketable securities.

Cash and cash equivalents

      We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-term investments

      We account for our investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, our investments are currently classified as available-for-sale and held-to-maturity securities and are reported at fair value, with unrealized gains and losses, net of tax, reported in our Consolidated Statement of Other Comprehensive Income. Held-to-maturity securities are valued using the amortized cost method. At December 31, 2001 and 2000, the fair value of the time deposit investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of our short-term investments by major security type consisted of the following as of December 31, 2001 and 2000 (in thousands):

Description	2001	2000

Available-for-sale securities	$792	$2,913
Held-to-maturity securities/time deposits	0	120

Total	$792	$3,033

      In December 2000 ServiceSoft, Inc., one of our investments, was acquired by Broadbase, a publicly traded company. As a result we received shares of Broadbase common stock in exchange for our minority interest in ServiceSoft, Inc. and recognized a gain of approximately $2.0 million on our original investment. The shares of Broadbase common stock owned by us were classified as available-for-sale securities as of December 31, 2000. On June 29, 2001, Broadbase was acquired by KANA Software Inc., or KANA, a publicly traded company. We have recorded an unrealized loss on our holdings in KANA of approximately $1.6 million as of December 31, 2001. This unrealized loss is based upon the change in market value from the time of original acquisition to December 31, 2001 and is included in ‘Accumulated other comprehensive loss” in the Equity section of the Company’s balance sheet.

Other investments

      Other investments mainly consist of equity interests in private companies with less than 20% ownership interests. These investments are accounted for under the cost method.

      On May 4, 2000 we invested $1.5 million in 2,822 Series B Preferred shares of stock in easyBASE, Ltd. which is approximately 12% of the total ownership of easyBASE, Ltd. Our Chairman and Chief Executive Officer, Zvi Alon, also has a personal investment in easyBASE, Ltd. He is also a member of the easyBASE, Ltd. Board of Directors. See note 9 for subsequent events.

      In May, June and December 1999 we invested a total of $275,000 in pcFirst, Inc. On April 28, 2001 pcFirst, Inc. was purchased by fusionOne, Inc., a development stage company, and we received 13,625 shares

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of common stock of fusionOne, Inc. Our investment represents less than 1% of the total ownership of fusionOne, Inc.

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

Goodwill

      Goodwill and other intangible assets acquired are being amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. Accumulated amortization was approximately $21.9 million and $15.8 million at December 31, 2001 and 2000, respectively.

      Subsequent to our acquisitions, we assess long-lived assets acquired for impairment under Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under those rules, we review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate possible impairment of long-lived assets using estimates of undiscounted future cash flows. Impairment loss to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of our long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.

      In the first six months of 2000, revenues, primarily from the Wall Data and FTP products, fell short of the level of revenues anticipated prior to the acquisitions. In management’s judgment this shortfall in the level of revenue was not a temporary condition. As a result, we revisited our strategy to refocus itself on core competencies, revised our business plan, and our projected future revenues for each family of products.

      Management believed it was necessary to restructure and reduce operating expenses expected to be less than, or in line with the revised anticipated level of revenues, which were comparable to revenues generated during the first half of fiscal 2000.

      As a result, we announced a restructuring on August 3, 2000 (see Note 4). As part of the restructuring, we reduced our workforce by approximately 17%, consisting mainly of Engineering and Customer support personnel who were focused primarily on older technologies, acquired through Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and our ability to enhance and expand product acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families.

      Based on management’s analysis of revised product directions, revenue forecasts and undiscounted future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, we determined that there was a permanent impairment of the long-lived assets related to the acquisitions of Wall Data and FTP Software. We reevaluated the fair value of these long-

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lived assets and intangibles using primarily the estimated discounted cash flows method. Management used the same methodology to evaluate the fair value of our long-lived assets and intangibles to allocate purchase price at the time of acquisition. As a result we wrote off $42.2 million of goodwill and other intangibles through a charge to operations in the third quarter of fiscal 2000. This has been reflected in the accompanying Consolidated Statements of Operations as Goodwill and other intangible assets impairment.

      In the fourth quarter of 2000, we determined that it had overestimated the liabilities assumed in the FTP and Wall Data acquisition by $9.4 million. We reversed this amount by reducing the remaining goodwill and other intangibles acquired.

Accrued liabilities and restructuring

      Accrued liabilities at December 31, 2001 and 2000 consisted of the following (in thousands):

Description	2001	2000

Costs related to acquisitions	$0	$2,054
Restructuring (see Note 4)	2,591	4,997
Other accruals	4,671	10,375

Total	$7,262	$17,426

      We account for restructuring charges under the provisions of Emerging Issues Task Force (EITF) No. 94-3 Liability Recognition for Certain Employee Termination benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and Staff Accounting Bulletin (SAB) No. 100 regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

Software development costs

      Software development costs are accounted for in accordance with SFAS No. 86, Accounting for Computer Software to be Sold, Leased or Otherwise Marketed, under which capitalization of software development costs begins upon the establishment of technological feasibility of the product, which we define as the development of a working model and further define as the development of a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Such costs are reported at the lower of un-amortized cost or net realizable value. Amortization of purchased software is generally computed on a straight-line basis over one to five years or, if less, the estimated remaining economic life of the underlying products. To date, software development costs that were eligible for capitalization have not been significant, and we charged all software development costs to research and development as incurred.

Concentrations of credit risk

      Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash investments and trade receivables. We have a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as credit worthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographies. There were no customers that amounted for more than 10% of consolidated revenues in 2001, 2000, and 1999.

Net loss per share

      Basic net loss per share data has been computed using the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average number of shares of common stock and dilutive potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the years ended December 31, 2001, 2000, and 1999, the number of shares used in the computation of diluted earnings per share were the same as those used for the computation of basic earnings per share. Potentially dilutive securities of 420,056, 7,026,115, and 9,424,191, were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the years ended December 31, 2001, 2000, and 1999, respectively.

Revenue recognition

      We derive revenue from primarily two sources (1) product revenue, which includes software license and royalty revenue, and (2) services and support revenue which includes software license maintenance and consulting.

      We license our software products on a one and two-year term basis or on a perpetual basis. Our two-year term based licenses include the first year of maintenance and support. To date such licenses have been insignificant.

      We apply the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products and hardware transaction where the software is not incidental.

      We recognize revenue from the sale of software licenses to end users and resellers when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

      Product is sold without the right of return, except for defective product that may be returned for replacement. To date, such returns have been insignificant. Certain of our sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. Our international distributors generally do not have return rights and, as such, we generally recognize sales to international distributors upon shipment, provided all other revenue recognition criteria have been met.

      At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

      We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      For all sales, except those completed over the Internet, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

      For arrangements with multiple elements (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on vendor

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific objective evidence of the fair value of the undelivered elements. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.

      Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      Service revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on vendor specific objective evidence is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectibility is deemed probable. To date, consulting revenue has not been significant.

Reclassifications

      Certain reclassifications were made to prior year amounts to conform to current year presentation.

Recent accounting pronouncements

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. Although we do not currently expect the adoption of SFAS No. 144 to have a material impact on our financial statements, we will continue to assess any impairment of long-lived assets.

      In July 2001, the Financial Accounting Standards Board issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

      As a result of our adoption of SFAS 142, as of January 1, 2002, we will no longer amortize goodwill. Goodwill amortization for the year ended December 31, 2001 was approximately $2.7 million.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Acquisitions

      On June 5, 2000, we completed our acquisition of Aqueduct Software, Inc. or Aqueduct, an early stage web-based application intelligence company. We issued 1,121,495 shares of NetManage common stock and issued warrants and options to purchase an additional 727,237 shares for all the outstanding stock of Aqueduct including the retirement of $2.2 million of notes payable and accrued interest. We also hired the three employees of Aqueduct who subsequently left us in 2001. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Aqueduct from the date of acquisition forward has been recorded in our consolidated financial statements. The warrants and options, none of which were exercised, expired on December 5, 2001.

The aggregate purchase price for the acquisition of Aqueduct was computed as follows (in thousands):

Value of NetManage common stock and warrants issued	$4,325
Acquisition costs	311

$4,636

      The purchase price is allocated as follows (in thousands):

Cash and investments	$4
Other current and non-current assets	12
Equipment	28
Intangible assets	2,979
In-process research and development	1,700
Liabilities assumed	(87)

Net assets acquired	$4,636

      In connection with the acquisition of Aqueduct, we allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles of $3.0 million, consisting of goodwill, developed technology, assembled work force are included in goodwill and other intangibles in the accompanying balance sheets, and are being amortized over their estimated useful lives of five years.

      On December 29, 1999, we completed the acquisition of Wall Data Incorporated or Wall Data. We acquired a total of 10,203,344 outstanding shares of Wall Data common stock and paid cash to qualifying Wall Data option holders and employee stock purchase plan participants pursuant to a cash tender offer of $9.00 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $94.0 million. We completed the transaction in two stages. On November 26, 1999, we acquired approximately 89% of the outstanding shares of Wall Data pursuant to the cash tender offer. We acquired the remaining outstanding shares of Wall Data by means of a merger completed in accordance with Washington law on December 29, 1999. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Wall Data from the date of acquisition forward have been recorded in our consolidated financial statements. As of December 31, 2000, we had approximately $2.0 million of acquisition-related costs for Wall Data, which was included in accrued liabilities in our consolidated balance sheet. All remaining expenses associated with the acquisition were recorded and paid in 2001, and as of December 31, 2001, the balance of the acquisition-related costs for Wall Data was $0. In December 2000, we recorded a decrease to intangible assets of approximately $8.3 million as a result of reversal of liabilities we had overestimated at the acquisition date (see note 2). The following tables reflect this adjustment.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate purchase price for the acquisition of Wall Data was computed as follows (in thousands):

Cash payments pursuant to tender offer	$94,048
Acquisition costs	9,456

$103,504

      The purchase price is allocated as follows (in thousands):

Cash and investments	$48,597
Other current and non-current assets	15,374
Equipment	6,763
Intangible assets	45,571
In-process research and development	12,400
Liabilities assumed, as adjusted	(25,201)

Net assets acquired	$103,504

      In connection with the acquisition of Wall Data, we allocated $12.4 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles of $54.9 million, consisting of goodwill, developed technology, installed customer base, trade name and assembled work force, are included in goodwill and other intangibles in the accompanying balance sheets, and are being amortized over their estimated useful lives of five years.

      As of the acquisition date, Wall Data’s significant ongoing research and development projects included next-generation versions of current technologies and development of new Web-to-Host and PC-to-host product technologies. At the time of the acquisition, these projects had estimated completion percentages of approximately 15% to 90%, estimated technology lives of five to seven years, and projected product introduction dates of early to mid 2000.

      As a result of the reduction in staff as part of the restructuring in August 2000, a number of product development projects were impacted and product introductions delayed. As of December 31, 2000, the PC-to-Host and Web-to-Host projects had estimated completion percentages of approximately 75% to 95%. Both the PC-to-Host and Web-to-Host projects were completed and released during 2001.

      The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally related to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the developmental products can be produced to meet their design requirements, including functions, features, and technical and economic performance requirements. Anticipated completion dates ranged from 3 to 6 months, at which times we expected to begin selling the developed products. Development costs to complete the R&D were estimated at approximately $2.4 million. As of December 31, 2000, anticipated completion dates remained in the range of 3 to 6 months. During 2001, PC-to-Host and Web-to-Host products were completed in the time periods noted above.

      We allocated value to the in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Wall Data’s next-generation technologies and products. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows to their present value. We used discount rates of 20% to 30% for the calculation of present value of cash flows. The discount rates used for the in-process technologies was higher than our weighted average cost of capital due to the risk of realizing cash flows from projects that had yet to reach technological feasibility.

      The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors at the time of the acquisition. Future revenue estimates at the time of the acquisition were aggregated into three product categories: Web-to-host, PC-to-Host, and Rumba tools/other. Web-to-host product revenues were estimated to increase at a compound annual rate of approximately 68% for fiscal years 1999 through 2002, stabilizing at a 10% growth after 2002. All other product revenues were assumed to decline steadily as customers migrate to next-generation technologies.

      Operating expenses used in the valuation analysis of Wall Data included; (1) cost of sales, (2) selling, general and administrative expenses, and (3) research and development expenses. Operating expenses were estimated based on data provided by management. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

      With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Wall Data prior to the close of the acquisition. In doing so, consideration was given to each major project’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the projects.

      Because these projects were not successfully developed, the sales and profitability of the combined company have been adversely affected since the acquisition. Additionally, the value of other acquired intangible assets has become impaired. As a result we wrote off $32.2 million of goodwill and other intangibles through a charge to operations in the third quarter of fiscal 2000 (see Note 2).

      The following unaudited pro forma financial information shows the results of operations for the years ended December 31, 1999 as if the acquisition of Wall Data had occurred at the beginning of the period presented and at the aggregate purchase price. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the period presented or of future operations of the combined companies. The pro forma financial data for the year ended December 31, 1999 combines the Company’s results for the year ended December 31, 1999 with the results of Wall Data for the period from February 1, 1999 through the date of acquisition. The following unaudited pro forma financial data includes the straight-line amortization of intangibles over a period of five to seven years and excludes the charge for in-process research and development (in thousands, except per share amounts):

Year-Ended
December 31, 1999

Revenue	$138,706
Net loss	$(70,073)
Net loss per share, diluted	(1.08)
Weighted average common shares, diluted	64,712

      On December 10, 1999, we completed our acquisition of Simware Inc., or Simware, a leading provider of e-commerce solutions and web integration servers. We acquired a total of 7,503,372 shares of Simware common stock and paid cash to qualifying Simware option holders and employee stock purchase plan participants pursuant to a cash tender offer of $3.75 per common share. We completed the transaction in two stages. On November 2, 1999, we acquired approximately 91% of the outstanding shares of Simware pursuant to the cash tender offer. We acquired the remaining outstanding shares of Simware by means of a compulsory

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition completed in accordance with Canadian law on December 10, 1999. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Simware from the date of acquisition forward have been recorded in our consolidated financial statements. As of December 31, 2001, we had no acquisition costs for Simware in accrued liabilities in the Company’s consolidated balance sheet.

      The aggregate purchase price for the acquisition of Simware was computed as follows (in thousands):

Year-Ended
December 31, 1999

Cash payments pursuant to tender offer	$29,191
Acquisition costs	953

$30,144

      The purchase price is allocated as follows (in thousands):

Year-Ended
December 31, 1999

Cash and investments	$2,188
Other current and non-current assets	6,512
Equipment	1,170
Intangible assets	18,166
In-process research and development	6,700
Liabilities assumed	(4,592)

Net assets acquired	$30,144

      In connection with the acquisition of Simware, we allocated $6.7 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles of $18.2 million, consisting of goodwill, developed technology, and assembled work force are included in goodwill and other intangibles in the accompanying balance sheets and are being amortized over their estimated useful lives of five years.

      As of the acquisition date, Simware’s significant ongoing research and development projects included next-generation versions of current technologies and development of new web-based product technologies. At the time of the acquisition, these projects had an estimated aggregate completion percentage of approximately 50%; estimated technology lives of five to seven years; and projected product introduction dates of mid to late 2000. During 2001, the OnWeb 5.1 product was released according to revised plan.

      The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the developmental products can be produced to meet their design requirements, including functions, features, technical, and economic performance requirements. Anticipated completion dates ranged from 6 to 12 months, at which time we expected to begin selling the developed products. Development costs to complete the research and development were estimated at approximately $1.9 million.

      We allocated value to the in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Simware’s next-generation technologies and products. The value

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. We used a discount rate of 20% for the calculation of present value of cash flows. The discount rate used for the in-process technology was higher than our weighted average cost of capital due to the risk of realizing cash flows from projects that had yet to reach technological feasibility.

      The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, the nature, expected timing of new product introductions by us, and our competitors. Future revenue estimates were aggregated into four product categories: Salvo, A2B/ Sim, Rexxware, and Other. Salvo-based product revenues were estimated to increase at a compound annual rate of approximately 77% for fiscal years 1999 through 2002, stabilizing at 20% growth after 2002. All other product revenues were assumed to decline steadily as customers are converted to Simware’s next-generation technologies.

      Operating expenses used in the valuation analysis of Simware included: (1) cost of sales; (2) selling, general, administrative expenses; and (3) research and development expenses. Operating expenses were estimated based on data provided by management. Due to purchasing power increases and general economies of scale, estimated operating expense as a percentage of revenues were expected to decrease after the acquisition.

      With respect to the acquired in-process technology, the calculations of value were adjusted to reflect the value creation efforts of Simware prior to the close of the acquisition. In doing so, consideration was given to each major project’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the projects.

      If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

      The following unaudited pro forma financial information shows the results of operations for the years ended December 31, 1999 as if the acquisition of Simware had occurred at the beginning of the period presented and at the same aggregate purchase price. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the period presented or of future operations of the combined companies. The following unaudited pro forma financial data include the straight-line amortization of intangibles over a period of five to seven years and excludes the charge for in-process research and development (in thousands, except per share amounts):

Years Ended
December 31, 1999

Revenue	$88,463
Net loss	$(13,558)
Net loss per share, diluted	$(0.21)
Weighted average common shares, diluted	$64,712

4.     Restructuring of operations

      On August 3, 2000, we announced a restructuring of our operations designed to re-focus our core business functions and reduce operating expenses. In connection with the restructuring, we reduced our workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses and the write down of certain assets (see Note 2). The total amount of the restructuring charge was $5.6 million. The restructuring charge includes primarily approximately $3.0 million of estimated expenses for facilities-related

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges, $1.6 million of employee-related expenses for employee terminations and an $800,000 settlement to Verity for a software license that we no longer plan to use and accordingly wrote-off. As of December 31, 2001, we had incurred costs totaling approximately $4.6 million related to the restructuring, which required $4.6 million in cash expenditures. The remaining reserve related to this restructuring is approximately $1.0 million and is included in accrued liabilities.

      The following table lists the components of the August 2000 restructuring charge for the years ended December 31, 2001 and 2000 (in thousands):

	Employee	Excess	Verity
	Costs	Facilities	Settlement	Other	Total

Initial reserve established	$1,600	$3,000	$800	$200	$5,600
Reserve utilized in year ended December 31, 2000	(1,500)	(1,116)	(800)	(100)	(3,516)

Balance at December 31, 2000	100	1,884	—	100	2,084
Reserve utilized in year ended December 31, 2001	(100)	(954)	—	(73)	(1,127)

Balance at December 31, 2001	$—	$930	$—	$27	$957

      In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, we initiated a plan to restructure our worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, we recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations and $1.4 million of employee-related expenses for employee terminations. We anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $3.8 million that are expected to be funded from internal operations. As of December 31, 2001, we had incurred costs totaling approximately $ 2.8 million related to the restructuring, which required $2.8 million in cash expenditures. The remaining reserve related to this restructuring is approximately $1.0 million and is included in accrued liabilities.

      The following table lists the components of the NetManage restructuring charge from 1999 for the years ended December 31, 2001, 2000, and 1999 (in thousands):

	Employee	Excess
	Costs	Facilities	Other	Total

Reserve provided in 1999	$1,448	$1,868	$475	$3,791
Reserve utilized in year ended December 31, 1999	(151)	—	—	(151)

Balance at December 31, 1999	1,297	1,868	475	3,640
Reserve utilized in year ended December 31, 2000	(1,297)	(729)	(175)	(2,201)

Balance at December 31, 2000	—	1,139	300	1,439
Reserve utilized in year ended December 31, 2001	—	(181)	(300)	(481)

Balance at December 31, 2001	$—	$958	$—	$958

      Prior to the acquisition by us, Wall Data had initiated a plan to restructure their worldwide operations to re-focus Wall Data on their core business functions and to reduce operating expenses. In conjunction with the acquisition, we recorded as an accrued liability, the remaining restructuring accrual of approximately $0.7 million for facilities related expenses. We anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $0.7 million that were expected to be funded from internal operations. As of December 31, 2001, we had incurred costs totaling approximately $0.5 million. The

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining reserve related to this restructuring is approximately $0.2 million and is included in accrued liabilities.

      The following table lists the change in the Wall Data restructuring charge for the years ended December 31, 2001, 2000, and 1999 (in thousands):

Excess
Facilities

Reserve provided in 1999	712
Reserve utilized in year ended December 31, 1999	—

Balance at December 31, 1999	712
Reserve utilized in year ended December 31, 2000	(295)

Balance at December 31, 2000	417
Reserve utilized in year ended December 31, 2001	(206)

Balance at December 31, 2001	$211

5.     Commitments and contingencies

     Legal proceedings

      On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against us, and in the United States District Court of the District of Columbia our affiliates Network Software Associates, Inc. or NSA, and NetSoft Inc., or NetSoft. The United States government declined to pursue the action on its own behalf and, therefore, the action is pursued by a relator, Kenneth Fisher. We and our affiliates first learned of the action when we were served with the amended complaint in May 2001. On September 5, 2001, the relator agreed to voluntarily dismiss us from this action in exchange for our agreement to toll applicable statutes of limitation as to the relator’s claims.

      On January 31, 2002, on an order of the court following defendants’ successful motion to dismiss the amended complaint, the relator filed a Second Amended Complaint, or Complaint, against NSA and NetSoft, in the United States District Court of the District of Columbia among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997 NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729(a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729(a)(2) in connection with NSA’s application and certification as a Section 8(a) minority owned and controlled company. In addition, the Complaint alleges that NSA, Netsoft and the other defendants conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8(a) entity for alleged use by NSA’s Federal Systems Division, in violation of 31 U.S.C. § 3729(a)(3). Relator alleges damages in excess of $30,000,000.

      We did not acquire NSA until July 1997 and had no involvement with the events alleged by the relator. However, the relator alleges that any liabilities of NSA and Netsoft passed to us. We and our affiliates dispute the relator’s allegations. On February 19, 2002, NSA, NetSoft, and the other defendants filed a motion to strike the Complaint. This motion is currently pending before the court.

      Moreover, we may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. In the opinion of management, the outcome of the above litigation and such matters presently known to management will not have a material adverse effect on our business, financial position or results of operations.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Leases

      Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. As of December 31, 2001, future minimum rental and lease payments under operating leases are as follows (in thousands):

Operating
Year	Leases

2002	$6,309
2003	5,632
2004	3,737
2005	969
2006	826
Thereafter	2,872

Gross lease obligations	$20,345
Less sublease income	(4,944)

Total minimum obligations, net of sublease income	$15,401

      Rent expense was approximately $4.9 million, $6.3 million and $3.4 million for the years ended December 31, 2001, 2000, and 1999 respectively, net of sublease payments.

6.     Capital stock

     Common stock

      As of December 31, 2001, we reserved the following shares of authorized but unissued common stock:

2001

Employee stock option plans	6,804,362
Directors’ stock option plan	680,000
Employee stock purchase plan	1,477,255

Total shares reserved	8,961,617

     Stock repurchase plan

      Previously, our Board of Directors authorized the purchase of up to fifteen million shares of our common stock for possible reissue and general corporate purposes. During 2001, 2000, and 1999, we purchased 2,360,547, 1,004,765 and 4,325,600, shares of our common stock, respectively, on the open market at an average purchase price of $0.79, $0.85 and $2.62, per share, respectively, for a total cost of $1.9 million, $0.9 million, and $11.3 million, respectively.

     Employee stock option plans

      In October 1999, the Board of Directors adopted the 1999 Non-Statutory Stock Option Plan, or the 1999 Plan. The Board of Directors authorized and reserved for the issuance of 4,000,000 shares of our common stock. The 1999 Plan provides for the grant of non-qualified stock options for employees. Options may not be granted to officers and directors, except as an essential inducement to an officer entering into an employment agreement regarding his or her initial service with us. The 1999 Plan does not allow for issuance to directors of our company. The exercise price of stock options issued under the 1999 Plan is established by the 1999 Plan Administrator, which is a committee of the Board of Directors. Options granted under the 1999 Plan become

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisable at a rate of 25% of the shares subject to the option at the end of the first year and  1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the 1999 Plan is 10 years.

      During 1992, we established the 1992 Employee Stock Option Plan, or the 1992 Plan. We currently have authorized a total of 13,000,000 shares for issuance under the 1992 Plan. In June 2001, we filed a registration statement authorizing an additional 1,000,000 shares for issuance under the 1992 Plan after the approval of an amendment to the 1992 Plan at our Annual Shareholders’ Meeting on May 30, 2001. The 1992 Plan provides for the grant of incentive stock options to employees and officers and non-statutory stock options to employees, officers, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% of such fair market value in the case of a grant to a holder of more than 10% of the voting power of our outstanding capital stock (a 10% stockholder)); the exercise price of non-statutory options may not be less than 85% of such fair market value. Under 1992 Plan Stock Options generally vest over a period of four to five years. The maximum term of a stock option under the 1992 Plan is 10 years (five years in the case of an incentive option granted to a 10% stockholder).

     Non-employee directors’ stock option plan

      In July 1993, we adopted the 1993 Directors’ Stock Option Plan (the Directors’ Plan) and reserved 800,000 shares of common stock for issuance thereunder. Under the Directors’ Plan, options may be granted only to non-employee directors at an exercise price of 100% of the fair market value of the stock on the date of grant. Options granted under the Directors’ Plan become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and  1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the Directors’ Plan is 10 years.

     Employee stock purchase plan

      In July 1993, we adopted the Employee Stock Purchase Plan, or the Purchase Plan and reserved 2,400,000 shares of common stock for future issuance under the Purchase Plan. Subsequent to the adoption of the plan we reserved an additional 3,000,000 shares for issuance under the Purchase Plan. Under the Purchase Plan, our employees, subject to certain restrictions, may purchase shares of common stock at a price per share that is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. For the years ended December 31, 2001, 2000, and 1999, 1,072,706, 707,229 and 609,185 shares were issued under the Purchase Plan, respectively, at prices ranging from $0.71 to $0.66, $1.09 to $1.75, and $1.24 to $1.83 per share, respectively.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock-based compensation plans

      We account for the above plans under Accounting Principles Board Opinion (APB) No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Net loss:
As reported	$(9,294)	$(71,910)	$(27,492)
Pro forma	(10,189)	(74,357)	(29,947)
Net loss per share:
As reported	$(0.14)	$(1.11)	$(0.42)
Pro forma — Basic	(0.16)	(1.15)	(0.46)

      Option activity, including the acquired options, under our stock option plans was as follows:

			Weighted
	Options	Shares	Average
	Available	Issued	Exercise Price

Balance at December 31, 1998	3,924,528	5,444,330	1.96
Authorized	4,000,000	—
Granted	(6,532,393)	6,532,393	3.21
Exercised	—	(175,787)	2.23
Terminated	1,725,495	(1,725,495)	1.96
Terminated FTP	—	(651,250)	3.86

Balance at December 31, 1999	3,117,630	9,424,191	2.26
Authorized	1,000,000	—
Granted	(3,285,967)	3,285,967	3.39
Exercised	—	(904,237)	1.69
Terminated	4,779,806	(4,779,806)	3.13

Balance at December 31, 2000	5,611,469	7,026,115	2.42
Authorized	1,000,000	—
Granted	(1,633,827)	1,633,827	0.75
Exercised	—	(2,189)	1.05
Terminated	2,319,657	(1,862,805)	2.74

Balance at December 31, 2001	7,297,299	6,794,948	2.31

Exercisable at December 31, 1999	—	941,949	1.92
Exercisable at December 31, 2000	—	1,693,325	2.42
Exercisable at December 31, 2001	—	2,621,806	2.87

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes our outstanding options as of December 31, 2001:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$0.25 - $ 1.28	2,988,451	9.11	$0.83	492,169	$1.02
$1.72 - $ 2.12	1,336,816	7.44	$1.93	819,463	$1.90
$2.16 - $ 4.13	1,057,600	7.06	$2.64	613,080	$2.58
$4.41 - $10.31	1,412,081	7.74	$5.57	697,094	$5.55

$0.25 - $10.31	6,794,948	8.23	$2.31	2,621,806	$2.87

      The weighted average fair values of options granted during 2001, 2000 and 1999 were $0.75, $3.39 and $2.59 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted average assumptions used for grants in 2001, 2000, and 1999:

	2001	2000	1999

Volatility	155.54%	116.66%	192.45%
Risk-free interest rate	4.00%	6.00%	4.07% - 5.87%
Dividend yield	0.00%	0.00%	0.00%
Expected term	3 - 4 months beyond vest date	3 - 4 months beyond vest date	3 - 4 months beyond vest date

7.     Income Taxes

      The provision for income taxes is based upon loss before income taxes as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Domestic	$(14,689)	$(60,766)	$(13,172)
Foreign	5,477	(10,407)	(13,940)

	$(9,212)	$(71,173)	$(27,112)

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision for income taxes; net of valuation allowances, are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Current
Federal	$—	$—	$8
State	119	78	50
Foreign	(41)	659	372

Total current	78	737	430

Deferred
Federal	—	—	54
State	—	—	26
Foreign	—	—	(130)

Total deferred	—	—	(50)

Provision for income taxes	$78	$737	$380

      The provision for income taxes differs from the amounts that would result by applying the applicable statutory federal income tax rate to income before taxes, as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Benefit at federal statutory rate	$(3,222)	$(23,983)	$(9,489)
State income taxes, net of federal tax benefits	(897)	(3,608)	(1,627)
Nontaxable interest income	—	(31)	(82)
Foreign losses benefited at a lower tax rate	1,973	4,151	2,310
Nondeductible write-off of in-process research and development	—	680	7,831
Benefit not realized	3,288	6,383	(458)
Tax savings from foreign operations		(304)	—
Nondeductible book goodwill amortization	2,646	16,866	1,378
Utilization of Canadian losses and tax credits	(4,189)	—	—
Foreign taxes	291	659	372
Other permanent differences	188	(76)	145

Provision for income taxes	$78	$737	$380

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Deferred revenue recognized currently for tax purposes	$114	$99	$880
Reserves and accruals not currently deductible for tax purposes	2,958	4,836	4,137
Net operating loss carryforwards — NetManage	31,726	2,215	5,142
Net operating loss carryforwards — FTP		16,751	9,500
Net operating loss carryforwards — Wall Data		13,798	13,240
Net operating loss carryforwards — Simware	6,722	8,723	1,684
Tax credit carry forwards — NetManage	1,123	614	335
Tax credit carry forwards — FTP		787	787
Tax credit carry forwards — Wall Data		—	1,292
Tax credit carry forwards — Simware	3,879	2,860	1,236
Write-off of in-process research and development, not currently deductible for tax purposes		—	4,886
Depreciation and amortization	5,250	309	1,683
Capitalized R&D — FTP	5,500	7,167	7,588
Amortizable intangibles not deductible for tax purposes		3,617	(2,804)
Capital loss carryforward		—	526
Other temporary differences	(247)	351	(259)

Total deferred tax asset	57,025	62,127	49,853
Less: Valuation allowance	(57,025)	(62,127)	(46,648)

Net deferred tax asset	$—	$—	$3,205

      In connection with the acquisition of Wall Data in 1999, we assumed Wall Data’s deferred tax asset of $16.8 million. Realization of Wall Data’s deferred tax asset is dependent upon generating sufficient future taxable income in specific tax jurisdictions. Due to the uncertainty as to whether the deferred tax asset may be realized, we recorded a valuation allowance for the entire balance of the Wall Data deferred tax asset at the time of acquisition.

      Currently, management believes it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has recorded a valuation allowance for the entire balance. This is due to the large net operating loss we have at this time. The amount of the deferred tax asset considered realizable, however, may change if actual future taxable income differs from estimated amounts.

      At December 31, 2001, we had gross net operating loss carry-forwards for federal income tax purposes of approximately $79.3 million expiring at various dates through 2021 and federal tax credit carry-forwards of approximately $1.1 million that expire in various years through 2012. At December 31, 2001, we had foreign net operating loss carry-forwards of approximately $39.0 million available to offset future taxable income in several foreign jurisdictions. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a three year period results in an annual limitation on our ability to utilize our net operating loss carry-forward from tax periods prior to the ownership change. Such a change in ownership occurred with respect to our past acquisition of certain companies, including Wall Data. Accordingly, our net operating losses and credits are subject to these limitations.

      Our subsidiary in Haifa, Israel has a ten-year tax holiday, which commenced January 1, 1995. During the first two years of the tax holiday, the subsidiary was exempt from taxation on income generated during that

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. During the remaining eight years, income generated by the subsidiary will be taxed at a reduced income tax rate of 10%.

      In December 2001, our subsidiary in Israel NetManage, Ltd. (Haifa, Israel) came to an agreement with the tax authorities in Israel concerning the gain on the sale of shares in NetVision in 1997. A $100,000 tax liability resulted from this transaction.

8.     Segment reporting

      In 1998, we adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. We concluded that it operates in three operating segments: web integration and publishing, PC connectivity, and real-time support. An operating segment is defined as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our chief executive officer. The web integration and publishing market segment develops, markets and supports software products that access host information systems and allow the information to be integrated and published using web technology. The PC connectivity segment develops, markets and supports software products that provide the technology to make the connection between personal computers and large corporate computers possible. The real-time support segment develops, markets and supports software products that reduce the time and resource requirements for end-user support. We have aggregated these three segments for reporting purposes as they have similar economic characteristics and are similar with respect to the nature of their products, the nature of their production processes, the type of customer that their products are sold to and the methods used to distribute their products.

      The following table presents a summary of operations by geographic area (in thousands):

	Years Ended December 31,

	2001	2000	1999

Revenues:
Domestic operations	$59,429	$77,735	$58,124
European operations	18,511	23,391	19,252
Asian operations	2,030	2,946	1,794

Consolidated	$79,970	$104,072	$79,170

Income (Loss) from operations:
Domestic operations	$(6,393)	$(56,007)	$(22,595)
European operations	(5,046)	(16,853)	(9,404)
Asian operations	119	(2,123)	—

Consolidated	$(11,320)	$(74,982)	$(31,999)

Identifiable assets:
Domestic operations	$330,933	$348,135	$268,227
European operations	68,267	42,626	45,883
Asian operations	1,909	1,999	3,738
Eliminations	(321,673)	(282,779)	(102,481)

Consolidated	$79,436	$109,981	$215,367

      Domestic revenues include export revenues of approximately $0.3 million, $0.5 million and $1.0 million to Asia for the years ended December 31, 2001, 2000 and 1999 , respectively, and $2.5 million, $2.7 million and $2.8 million to the rest of the world for the years ended December 31, 2001, 2000 and 1999, respectively.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There were no customers that accounted for more than 10% of net revenues for the years ended December 31, 2001, 2000, or 1999.

9.     Subsequent event (Unaudited)

Recent developments

      We received a letter dated March 21, 2002, from the staff of the Nasdaq Stock Market, or Nasdaq, which notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive trading days. Nasdaq advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain our listing on the Nasdaq National Market.

      If we are unable to demonstrate compliance with the minimum bid price listing requirement for ten consecutive trading days on or before June 19, 2002, Nasdaq will provide us with written notification that our common stock will be delisted. At that time we may appeal the staff’s decision to a Nasdaq Listing Qualification Panel. We intend to pursue all options available to us to meet Nasdaq listing requirements.

      If our common stock is delisted from the Nasdaq National Market, sales of our common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of our common stock, and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

Loan to easyBase, Inc.

      On December 27, 2001 we decided to participate in a convertible bridge financing program requested by easyBase, Inc. in November 2001. We have agreed to participate in the transaction in the approximate amount of $275,000 payable in two installments. The first installment payment of $137,500 was made on January 3, 2002. The second installment payment is scheduled for payment in April 2002.

Item 9 — Changes in and disagreements with accountants on accounting and financial disclosure.

      None

PART III

Item 10 — Directors and executive officers of the registrant.

      Our definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders, to be held on June 5, 2002. Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions “ Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management — Compliance with the Reporting Requirements of Section 16(a).”

Item 11 — Executive compensation.

      The information required by this item is incorporated herein by reference from the information contained in the Proxy Statement under the caption “Executive Compensation,” except for the information appearing under the captions “— Ten Year Option Repricing,” “— Report of the Board of Directors on Repricing of Options,” “— Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “— Performance Measurement Comparison.”

Item 12 — Security ownership of certain beneficial owners and management.

      The information required by this item is incorporated herein by reference from the information contained in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13 — Certain relationships and related transactions.

      The information required by this item is incorporated herein by reference from the information contained in our Proxy Statement under the caption “Certain Transactions.”

PART IV

Item 14 — Exhibits, financial statement schedules and reports on form 8-K.

      (a) The following documents are filed as part of this Report on Form 10-K:

Financial statements:

      See Index to Consolidated Financial Statements at Item 8 on page 32 of this Report.

Financial statement schedule:

      See Index to Consolidated Financial Statements at Item 8 on page 32 of this Report

Exhibits:

Exhibit
Number	Exhibit Title

3.1	Certificate of Incorporation of the Registrant.(1)
3.2	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.(2)
3.3	Bylaws of the Registrant.(1)
4.1	Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)

Exhibit
Number	Exhibit Title

4.2	Form of Common Stock certificate.(1)
10.1	Form of Indemnity Agreement entered into among the Registrant and our directors and officers.(1)
10.2*	Registrant’s 1992 Stock Option Plan, as amended, including forms of option agreements.(1)
10.3*	Registrant’s 1993 Non-Employee Directors Stock Option Plan, including form of option agreements.(1)
10.4*	Registrant’s 1993 Employee Stock Purchase Plan, including form of offering document.(1)
10.5	Lease between the Registrant and Stevens Creek Office Center Associates, dated as of November 30, 1992.(1)
10.6	Lease between the Registrant and Beim & James Properties III, dated January 3, 1994.(3)
10.7	Lease between the Registrant and Cupertino Industrial Associates, dated September 30, 1994.(4)
10.8	Lease between the Registrant and the Flatley Company, dated January 30, 1995.(5)
10.9	Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(6)
10.10	Agreement between NetManage, Ltd., Elron Electronic Industries, Ltd., and NetVision, Ltd., dated July 1, 1995.(6)
10.11	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation, Syzygy Communications, Inc. and the Designated Shareholders, dated October 16, 1995.(6)
10.12	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation and AGE Logic, Inc., dated November 17, 1995.(6)
10.13	Stock Purchase Agreement by and among the Registrant, Network Software Associates, Inc. a California corporation, NetSoft, a California corporation, holders of securities of NSA and holders of securities of NetSoft, dated as of July 8, 1997.(7)
10.14	Agreement and Plan of Reorganization by and among the Registrant, Amanda Acquisition Corp. and FTP Software, Inc., dated as of June 15, 1998, as amended as of June 30, 1998 and July 14, 1998.(8)
10.15	Acquisition Agreement by and among Registrant, NetManage Bid Co., Preston Delaware Acquisition Corporation and Simware Inc., dated as of September 26, 1999.(9)
10.16	Agreement and Plan of Merger by and among Registrant, NetManage Acquisition Corporation and Wall Data Incorporated, dated October 20, 1999.(10)
10.17	Lease between Totem Skyline Associates III as Landlord and Wall Data Incorporated as Tenant dated as of December 2, 1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of December 2, 1993.(11)
10.18 *	Registrant’s 1999 Non-Statutory Stock Option Plan, including form of option agreements.(12)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Public Accountants.
24.1	Power of Attorney. Reference is made to the signature page to this Form 10-K.
99.1	Letter to Arthur Andersen, LLP dated March 28, 2002.
99.2	NetManage, Inc. News Release dated June 8, 2001.(13)
99.3	NetManage, Inc. News Release dated September 14, 2001.(14)
99.4	NetManage, Inc. News Release dated October 2, 2001.(15)

(1)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-66460) dated July 24, 1993, as amended, which became effective September 20, 1993.

(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-59101) dated July 17, 1998 (the Form S-4).

(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-74364) dated January 24, 1994, as amended, which became effective February 10, 1994.

(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1994.

(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1995.

(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated July 29, 1997.

(8)	Incorporated by reference to Annex A to the Joint Proxy Statement/ Prospectus included in the Form S-4.

(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated December 23, 1999.

(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated January 12, 2000.

(11)	Incorporated by reference to the Exhibits filed with Wall Data Incorporated Form 10-K dated March 30, 1995.

(12)	Incorporated by reference to the exhibits filed with the Registrants Form 10-K dated March 30, 2000.

(13)	Incorporated by reference to Exhibits filed with Registrants Form 8-K filed June 13, 2001.

(14)	Incorporated by reference to Exhibits filed with Registrants Form 8-K filed September 17, 2001.

(15)	Incorporated by reference to Exhibits filed with Registrants Form 8-K filed October 4, 2001.

*	Employee Benefit Plan

      (b) Reports on Form 8-K

      On October 4, 2001, the Registrant filed a Current Report on Form 8-K reporting under Item 5 that it had been advised by the staff of The Nasdaq Stock Market, Inc. that the minimum bid price requirement for listing on the Nasdaq National Market would be suspended until January 2, 2002.

      (c) Exhibit

      The exhibit required by this Item are listed under Item 14(a).

      (d) Financial Statement Schedules

      The financial statement schedule required by this Item is listed under Item 14(a).

SCHEDULE II

NETMANAGE, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	Revenues,	Additions,
	Beginning	Costs or	Deductions	Balance at
	of Period	Expenses	and Write-Offs	End of Period

	(In thousands)
Year ended December 31, 1999:
Allowance for doubtful accounts and sales returns(1)	$3,859	$790	$(726)	$3,923
Year ended December 31, 2000:
Allowance for doubtful accounts and sales returns	$3,923	$90	$75	$4,088
Year ended December 31, 2001:
Allowance for doubtful accounts and sales returns	$4,088	$(48)	$(1,592)	$2,448

(1)	The allowance for doubtful accounts and sales returns includes reserves for doubtful accounts, in aggregate, of $1,908,000, which were assumed as part of the acquisitions of Wall Data and Simware.

	Balance at
	Beginning	Reserve	Reserve	Additions/	Balance at
	of Period	Provided	Utilized	Deductions	End of Period

FTP Restructuring Reserve
Year ended December 31, 1998	$—	$16,752	$(11,528)	$—	$5,224
Year ended December 31, 1999	$5,224	$—	$(5,424)	$2,722	$2,522
Year ended December 31, 2000	$2,522	$—	$(1,414)		$1,108
Year ended December 31, 2001	$1,108	$—	$(643)		$465
Wall Data and Simware Restructuring Reserve
Year ended December 31, 1999	$—	$3,791	$(151)	$—	$3,640
Year ended December 31, 2000	$3,640	$—	$(2,201)	$—	$1,439
Year ended December 31, 2001	$1,439	$—	$(481)		$958
NetManage Restructuring Reserve
Year ended December 31, 2000	$—	$5,600	$(3,516)	$—	$2,084
Year ended December 31, 2001	$2,084	$—	$(1,127)		$957
Wall Data Restructuring Reserve
Year ended December 31, 1999	$—	$712		$—	$712
Year ended December 31, 2000	$712	$—	$(295)	$—	$417
Year ended December 31, 2001	$417	$—	$(206)		$211

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized on the 31st day of March 2002.

NETMANAGE, INC.

By	/s/ ZVI ALON

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

Signature	Title	Date

/s/ ZVI ALON Zvi Alon	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2002

/s/ MICHAEL PECKHAM Michael Peckham	Chief Financial Officer and Senior Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	March 31, 2002

/s/ JOHN BOSCH John Bosch	Director	March 31, 2002

/s/ UZIA GALIL Uzia Galil	Director	March 31, 2002

/s/ SHELLEY HARRISON, PHD Shelley Harrison, PhD	Director	March 31, 2002

/s/ DARRELL MILLER Darrell Miller	Director	March 31, 2002

/s/ ABRAHAM OSTROVSKY Abraham Ostrovsky	Director	March 31, 2002

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of the Registrant.(1)
3.2	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.(2)
3.3	Bylaws of the Registrant.(1)
4.1	Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)
4.2	Form of Common Stock certificate.(1)
10.1	Form of Indemnity Agreement entered into among the Registrant and our directors and officers.(1)
10.2*	Registrant’s 1992 Stock Option Plan, as amended, including forms of option agreements.(1)
10.3*	Registrant’s 1993 Non-Employee Directors Stock Option Plan, including form of option agreements.(1)
10.4*	Registrant’s 1993 Employee Stock Purchase Plan, including form of offering document.(1)
10.5	Lease between the Registrant and Stevens Creek Office Center Associates, dated as of November 30, 1992.(1)
10.6	Lease between the Registrant and Beim & James Properties III, dated January 3, 1994.(3)
10.7	Lease between the Registrant and Cupertino Industrial Associates, dated September 30, 1994.(4)
10.8	Lease between the Registrant and the Flatley Company, dated January 30, 1995.(5)
10.9	Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(6)
10.10	Agreement between NetManage, Ltd., Elron Electronic Industries, Ltd., and NetVision, Ltd., dated July 1, 1995.(6)
10.11	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation, Syzygy Communications, Inc. and the Designated Shareholders, dated October 16, 1995.(6)
10.12	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation and AGE Logic, Inc., dated November 17, 1995.(6)
10.13	Stock Purchase Agreement by and among the Registrant, Network Software Associates, Inc. a California corporation, NetSoft, a California corporation, holders of securities of NSA and holders of securities of NetSoft, dated as of July 8, 1997.(7)
10.14	Agreement and Plan of Reorganization by and among the Registrant, Amanda Acquisition Corp. and FTP Software, Inc., dated as of June 15, 1998, as amended as of June 30, 1998 and July 14, 1998.(8)
10.15	Acquisition Agreement by and among Registrant, NetManage Bid Co., Preston Delaware Acquisition Corporation and Simware Inc., dated as of September 26, 1999.(9)
10.16	Agreement and Plan of Merger by and among Registrant, NetManage Acquisition Corporation and Wall Data Incorporated, dated October 20, 1999.(10)
10.17	Lease between Totem Skyline Associates III as Landlord and Wall Data Incorporated as Tenant dated as of December 2, 1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of December 2, 1993.(11)
10.18 *	Registrant’s 1999 Non-Statutory Stock Option Plan, including form of option agreements.(12)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Public Accountants.
24.1	Power of Attorney. Reference is made to the signature page to this Form 10-K.
99.1	Letter to Arthur Andersen, LLP dated March 28, 2002
99.2	NetManage, Inc. News Release dated June 8, 2001.(13)
99.3	NetManage, Inc. News Release dated September 14, 2001.(14)
99.4	NetManage, Inc. News Release dated October 2, 2001.(15)

(1)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-66460) dated July 24, 1993, as amended, which became effective September 20, 1993.

(2)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-59101) dated July 17, 1998 (the Form S-4).

(3)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-74364) dated January 24, 1994, as amended, which became effective February 10, 1994.

(4)	Incorporated by reference to the exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1994.

(5)	Incorporated by reference to the exhibits filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1995.

(6)	Incorporated by reference to the exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference to the exhibits filed with the Registrant’s Form 8-K dated July 29, 1997.

(8)	Incorporated by reference to Annex A to the Joint Proxy Statement/ Prospectus included in the Form S-4.

(9)	Incorporated by reference to the exhibits filed with the Registrant’s Form 8-K dated December 23, 1999.

(10)	Incorporated by reference to the exhibits filed with the Registrant’s Form 8-K dated January 12, 2000.

(11)	Incorporated by reference to the exhibits filed with Wall Data Incorporated Form 10-K dated March 30, 1995.

(12)	Incorporated by reference to the exhibits filed with the Registrants Form 10-K dated March 30, 2000.

(13)	Incorporated by reference to the exhibits filed with the Registrants Form 8-K filed June 13, 2001.

(14)	Incorporated by reference to the exhibits filed with the Registrants Form 8-K filed September 17, 2001.

(15)	Incorporated by reference to the exhibits filed with the Registrants Form 8-K filed October 4, 2001.

*	Employee Benefit Plan