Form 10-Q
period 2002-03-31
NETMANAGE INC
filed 2002-05-10
CIK 909793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

YES [X] NO [   ]

Number of shares of registrant’s common stock outstanding as of May 1, 2002: 62,887,536

NETMANAGE, INC.

NETMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$33,601	$32,766
Short-term investments	732	792
Accounts receivable, net of allowances of $2,363 and $2,488, respectively	12,389	17,794
Prepaid expenses and other current assets	4,058	3,487

Total current assets	50,780	54,839

Property and equipment, at cost
Computer software and equipment	9,140	9,259
Furniture and fixtures	6,103	6,138
Leasehold improvements	1,826	2,805

	17,069	18,202
Less-accumulated depreciation	(13,617)	(14,319)

Net property and equipment	3,452	3,883
Goodwill and other intangibles, net	16,738	17,581
Other assets	3,060	3,133

Total assets	$74,030	$79,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,942	$2,691
Accrued liabilities	6,547	7,262
Accrued payroll and related expenses	3,423	3,280
Deferred revenue	18,327	21,154
Income taxes payable	3,747	3,811

Total current liabilities	33,986	38,198
Long-term liabilities	210	286

Total liabilities	34,196	38,484

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value - Authorized - 125,000,000 shares Issued - 73,700,415 and 73,699,646 shares respectively Outstanding - 63,187,901 and 63,980,803 shares respectively	737	737
Treasury stock, at cost - 10,512,514 and 9,719,612 shares respectively	(18,946)	(18,267)
Additional paid in capital	176,789	176,789
Accumulated deficit	(113,201)	(112,668)
Accumulated other comprehensive loss	(5,545)	(5,639)

Total stockholders’ equity	39,834	40,952

Total liabilities and stockholders’ equity	$74,030	$79,436

The accompanying notes are an integral part of these consolidated financial statements

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net Revenues:
License	$10,174	$11,409
Services	8,823	10,322

Total net revenues	18,997	21,731
Cost of Revenues:
License	803	805
Services	1,666	1,884

Total cost of revenues	2,469	2,689

Gross margin	16,528	19,042

Operating Expenses:
Research and development	3,597	5,723
Sales and marketing	9,605	13,791
General and administrative	2,471	3,856
Amortization of intangible assets	843	1,502

Total operating expenses	16,516	24,872

Income (loss) from operations	12	(5,830)
Interest income and other, net	34	801
Transaction loss on intercompany accounts	(546)	(70)

Loss before income taxes	(500)	(5,099)
Provision for income taxes	33	135

Net loss	$(533)	$(5,234)

Net Loss Per Share
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)
Weighted Average Common Shares & Equivalents
Basic	63,594	65,223
Diluted	63,594	65,223

The accompanying notes are an integral part of these condensed consolidated financial statements

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(533)	$(5,234)
Other comprehensive gain (loss):
Unrealized loss on investments, net	(60)	(1,656)
Foreign currency translation adjustments, net	154	176

Other comprehensive loss	$(439)	$(6,714)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(533)	$(5,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,357	2,811
Provision for doubtful accounts and returns	10	—
Write-off of property, plant & equipment	136	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	5,395	6,095
Prepaids and other current assets	(571)	4,471
Other assets	73	—
Accounts payable	(749)	164
Accrued liabilities, payroll and payroll-related expenses	(530)	(4,524)
Deferred revenue and other long-term liabilities	(2,827)	(1,734)
Income taxes payable	(64)	5
Long-term liabilities	(76)	(1,374)

Net cash provided by operating activities	1,621	680

Cash Flows From Investing Activities:
Purchases of short-term investments	—	70,562
Proceeds from maturities of short-term investments	—	(69,877)
Purchases of property and equipment	(261)	(46)

Net cash provided by (used in) investing activities	(261)	639

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of issuance costs	—	2
Repurchase of common stock	(679)	(44)

Net cash used in financing activities	(679)	(42)

Effect of exchange rate changes on cash	154	65

Net increase (decrease) in cash and cash equivalents	835	1,342
Cash and cash equivalents, beginning of the period	32,766	35,017

Cash and cash equivalents, end of the period	$33,601	$36,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim financial data

     The interim financial statements for the three month period ended March 31, 2002 and 2001 for NetManage, Inc. (“NetManage”) have been prepared on the same basis as our fiscal 2001 year-end financial statements as reported in our fiscal year 2001 Annual Report on Form 10-K and, in our opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States. As discussed under the heading “Critical accounting policies” in Part 1, Item 2 “Managements discussion and analysis of financial condition and results of operations,” actual results for the fiscal year 2002 could differ materially from those reported in this Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all the information and footnotes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our fiscal year 2001 Annual Report on Form 10-K. We believe the results of operations for the interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2. Consolidation

     The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

3. Revenue recognition

     We derive revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue; and (2) services and support revenue which includes software license maintenance and consulting.

     We license our software products on a one and two-year term basis or on a perpetual basis. Our two-year term based licenses include the first year of maintenance and support. To date such term based licenses have been insignificant.

     We apply the provisions of Statement of Position ,or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the license of software products.

     We recognize revenue from the sale of software licenses to end-users and resellers when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

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

4. Goodwill and other intangible assets, net

     Goodwill and other intangible assets acquired were amortized through December 31, 2001 on a straight-line basis over their estimated useful lives ranging from two to seven years. We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, on January 1, 2002 and therefore, under the provisions of SFAS No. 144, we no longer amortize goodwill but rather conduct an assessment for impairment on at least an annual basis, applying a fair-value based test. Accumulated amortization for Goodwill and other intangible assets was approximately $22.8 million and $21.9 million at March 31, 2002 and December 31, 2001, respectively. The increase in accumulated amortization for the period ended March 31, 2002 is attributable solely to the amortization of other intangible assets. Goodwill amortization for the three-month period ended March 31, 2002 would have been approximately $0.7 million if SFAS No. 142 had not been effective January 1, 2002, Goodwill amortization for the three-month period ended March 31, 2001 was approximately $0.7 million, and for the year ended December 31, 2001 was approximately $2.7 million.

     Subsequent to our acquisitions, we assess long-lived assets acquired for impairment under Financial Accounting Standards Board’s, or FASB’s, SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Under those rules, we review long-lived assets and certain identifiable intangibles to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate any possible impairment of long-lived assets using estimates of undiscounted future cash flows. If an impairment loss is to be recognized, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. We evaluate the fair value of our long-lived assets and intangibles using primarily the estimated discounted future cash flows method. We use other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.

5. Net loss per share

     Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the applicable periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three-month periods ended March 31, 2002 and 2001, the number of shares used in the computation of diluted loss per share were the same as those used for the computation of basic loss per share. Potentially dilutive securities of 1,151,962 and 508,726 shares were not included in the computation of diluted net loss per common share because to do so would have been anti-dilutive for the three-month periods ended March 31, 2002 and 2001 respectively.

6. Restructuring of operations

     On August 3, 2000, we announced a restructuring of our operations, which was designed to re-focus our core business functions and reduce operating expenses. In connection with the restructuring, we reduced our workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses and the write down of certain assets. The total amount of the restructuring charge was $5.6 million which primarily consisted of approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations and an $800,000 settlement to Verity Systems, Inc. for a software license that we no longer planned to use and, accordingly, wrote-off. As of March 31, 2002, we had incurred costs totaling approximately $4.8 million related to the restructuring, which required $4.8 million in cash expenditures. The remaining reserve related to this restructuring was approximately $0.8 million, which is included in accrued liabilities.

     The following table lists the components of our August 2000 restructuring charge for the three-month period ended March 31, 2002 (in thousands):

	Excess
	Facilities	Other	Total

Balance at December 31, 2001	$930	$27	$957
Reserve utilized in the three month period ended March 31, 2002	(84)	(27)	(111)

Balance at March 31, 2002	$846	$—	$846

     In the fourth quarter of 1999, following the acquisitions of Wall Data, Inc., or Wall Data, and Simware, Inc., or Simware, we initiated a plan to restructure our worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, we recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee terminations and $0.5 million for legal, accounting and other. We anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $3.8 million, which were expected to be funded from internal operations. As of March 31, 2002, we have incurred costs totaling approximately $2.9 million related to the restructuring, which required $2.9 million in cash expenditures. The remaining reserve related to this restructuring was approximately $0.9 million, which is included in accrued liabilities.

     The following table lists the change in our restructuring charge from 1999 for the three-month period ended March 31, 2002 (in thousands):

Excess
Facilities

Balance at December 31, 2001	$958
Reserve utilized in the three month period ended March 31, 2002	(32)

Balance at March 31, 2002	$926

     Prior to the acquisition by us, Wall Data had initiated a plan to restructure their worldwide operations to re-focus Wall Data on their core business functions and to reduce operating expenses. In conjunction with the acquisition, we recorded the remaining restructuring accrual of approximately $0.7 million for facilities related expenses as an accrued liability. We anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $0.7 million that were expected to be funded from internal operations. As of March 31, 2002, we had incurred costs totaling approximately $0.5 million. The remaining reserve related to this restructuring is approximately $0.2 million and is included in accrued liabilities.

     The following table lists the change in the Wall Data restructuring charge for the three-month period ended March 31, 2002 (in thousands):

Excess Facilities

Balance at December 31, 2001	$211
Reserve utilized in the three month period ended March 31, 2002	(3)

Balance at March 31, 2002	$208

7. Commitments and contingencies

Legal Proceedings

     On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against us, and our affiliates Network Software Associates, Inc. or NSA, and NetSoft Inc., or NetSoft in the United States District Court of the District of Columbia. The United States government declined to pursue the action on its own behalf and, therefore, the action is pursued by a relator, Kenneth Fisher. We, and our affiliates, first learned of the action when we were served with the amended complaint in May 2001. On September 5, 2001, the relator agreed to voluntarily dismiss us from this action in exchange for our agreement to toll applicable statutes of limitation as to the relator’s claims.

     On January 31, 2002, on an order of the court following defendants’ successful motion to dismiss the amended complaint, the relator filed a Second Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997 NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729(a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729(a)(2) in connection with NSA’s application and certification as a Section 8(a) minority owned and controlled company. In addition, the Complaint alleges that NSA, Netsoft and the other defendants conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8(a) entity for alleged use by NSA’s Federal Systems Division, in violation of 31 U.S.C. § 3729(a)(3). The relator alleges damages in excess of $30,000,000.

     We did not acquire NSA until July 1997 and had no involvement with the events alleged by the relator. However, the relator alleges that any liabilities of NSA and Netsoft passed to us. We, and our affiliates, dispute the relator’s allegations. On February 19, 2002, NSA, NetSoft, and the other defendants filed a motion to strike the Complaint. This motion is currently pending before the court.

     Moreover, we may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. However, in the opinion of management, the outcome of these and the items above will not have a material adverse impact on the consolidated financial statements.

8. Treasury stock

     During the first three months of 2002, we purchased 792,902 shares of our outstanding common shares on the open market at an average purchase price of $0.86 per share for a total cost of approximately $0.7 million.

9. Correspondence from Nasdaq Stock Market

     We received a letter from the staff of Nasdaq Stock Market, or Nasdaq, dated March 21, 2002 notifying us that the minimum bid price for our common stock has been below $1.00 per share for a period of thirty consecutive trading days. Nasdaq advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the Nasdaq National Market.

     If we are unable to demonstrate compliance with the minimum bid price listing requirement for ten consecutive trading days on or before June 19, 2002, Nasdaq will provide us with written notification that our common stock will be de-listed from the Nasdaq

National Market. At that time we may appeal the staff’s decision to a Nasdaq Listing Qualification Panel. We intend to pursue all options available to us to meet the Nasdaq listing requirements.

NETMANAGE, INC.

Item 2 — Management’s discussion and analysis of financial condition and results of operations.

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, those specifically identified as such, that involve risks and uncertainties, including those set forth below under the heading “Factors that may affect future results and financial conditions” and elsewhere in this report. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements included in this Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

     We develop and market software and service solutions that are designed to enable our customers to access and leverage the considerable investment they have in their host-based business applications, processes and data. Our business is primarily focused on providing a broad spectrum of specific personal computer and network or application server-based software and tools. These products are designed to allow our customers to access and use their mission-critical line-of-business host applications and resources; to publish information from existing host systems in a web presentation, particularly to new users, via the Internet; to create new web-based applications that leverage the corporation’s existing business processes and applications; and, to ensure the continued operation of these solutions through the incorporation and deployment of innovative, real-time, Internet-based support solutions.

     Our business is targeted at taking advantage of the trend of many major corporations worldwide to adopt Business-to-Business, or B2B, or Business-to-Consumer, or B2C, initiatives. In this market, we aim to enable our customers to bridge between their existing access systems and technologies, Business-to-Employee, or B2E, and those required to compete in the B2B and B2C marketplaces. The corporate resources internal to the organization, those behind existing B2E solutions, are the basis of any eBusiness transformation for an existing company. Alongside these solutions, we are focused on providing products that are designed to allow existing corporate business processes to be extended to business partners in the supply and demand chains, and products that are designed to allow new business processes to be created in support of corporate eBusiness B2B and B2C initiatives. We also focus on taking advantage of major current industry trends: the expansion of the Internet and its adoption as the eCommerce and eBusiness infrastructure; the continued mobilization of personal computer users and the adoption of mobile information access and display devices; and the availability of broader access to corporate data and information for people internal and external to an organization.

     We develop and market these software solutions to allow our customers to access and leverage applications, business processes and data on International Business Machines, or IBM, corporate mainframe computers, and IBM, midrange computers such as AS/400 and on UNIX® based servers. We also develop and market software that is designed to allows real time application sharing on corporate networks and across the Internet for the purposes of application support, help and training. We provide professional support, maintenance, and technical consultancy services to our customers in association with the products we develop and market. We provide professional applications and management consultancy to our customers in association with the server-based products we deliver that are designed to allow customers to develop and deploy new web-based applications.

     Our principal products are compatible with Microsoft Corporation’s, or Microsoft’s, Windows 2000, Windows NT, Windows 98, Windows 95, and Windows 3.x operating systems, IBM operating systems, Novell, Inc., or Novell, operating systems and various implementations of the industry standard UNIX operating system such as IBM’s AIX, Hewlett Packard Corporation’s HP/UX, Sun Microsystems Inc.’s Solaris, and the open source Linux system.

     We have a range of host access, publishing and integration products. Our Host Access products are designed to provide the applications and solutions that allow end-user devices, including personal computers, and devices running web browsers, to communicate with large centralized corporate computer systems. Host Access products are marketed and sold under the brand name of RUMBA® for client-side Host Access solutions that run on personal computers and under the OnWeb® brand name for server-side

Host Access solutions that deliver connectivity for web browser users without the requirement for software on the user’s device other than the browser, collectively known as “zero footprint” solutions. Our Host Integration products provide server-side solutions that are designed to allow the integration of multiple host applications and business processes to create new applications for the web. Our Host Integration products also allow our customers to integrate existing legacy applications with the new platform solutions such as those built using IBM’s WebSphere or BEA’s WebLogic. Host Integration products are marketed and sold under the OnWeb® brand name. We and our customers believe that we collectively benefit from the fact that the underlying technology employed by our server-side Host Access and server-side Host Integration solutions is the same.

Critical accounting policies

     Revenue Recognition: We derive revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue; and (2) services and support revenue which includes software license maintenance and consulting.

     We license our software products on a one and two-year term basis or on a perpetual basis. Our two-year term based licenses include the first year of maintenance and support. To date such term based licenses have been insignificant.

     We apply the provisions of Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the licensing of software products.

     We recognize revenue from the sale of software licenses to end-users and resellers when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

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

     For all sales, except those completed over the Internet, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders on a transaction-by-transaction basis.

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

     Allowances for doubtful accounts and litigation: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the collectibility of our accounts receivables. We analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $12.4 million, net of allowance for doubtful accounts of $2.4 million as of March 31, 2002.

     Management’s current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, the actual outcome may significantly differ from management estimates. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions, in our estimates of the potential liability, could materially impact our results of operation and financial position.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $57.0 million as of March 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we will adjust these estimates in future periods.

     Valuation of long-lived and intangible assets and goodwill: We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $16.7 million as of March 31, 2002.

     In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased to amortize approximately $7.8 million of goodwill. We had recorded approximately $2.7 million of amortization on these amounts during 2001 and would have recorded approximately $2.7 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and at least an annual impairment review thereafter. We are in the process of performing this review and expect to complete the test during the second quarter of fiscal 2002.

Operations

     During the past several years, we have taken a number of initiatives intended to control costs and reduce operating expenses, including the discontinuance of several low revenue generating products and the implementation of a worldwide restructuring of our operations due to the effect of acquisitions and prevailing market conditions.

     In 2001, we focused on the core competencies of our key business lines — Host Access and Host Integration — each with dedicated development, sales, marketing, and support resources. These products aim to leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Host Access product line includes our products branded Rumba and ViewNow. The Host Integration product line is designed to provides the technology to allow customers to leverage the investment they have in existing host based systems, applications and business processes for new web-based presentation, applications, and solutions. The Host Integration product line includes our products branded OnWeb. The Realtime Interactive Support functionality, previously sold as the standalone product Support Now, is being incorporated into our full line of products and we believe adds value to the Host Access and Web Publishing Integration and Development product offerings.

     We experienced a reduction in incoming orders from the latter half of 2000 through the third quarter of 2001, and incoming orders did not begin to increase until the fourth quarter of 2001. The slowdown in the North American economy, as well as the events associated with the September 11, 2001 disaster, influenced customers’ willingness to place new orders for our products. We experienced significant revenue reduction in each of the quarters of 2001, compared to the same quarter of the previous year and this trend continued into the first quarter of 2002. In some cases, customers chose to reduce the number of desktop units at the time of annual maintenance renewal to reflect a reduction-in-force at their facilities, or they continued to postpone their buying decisions due to budget constraints. The reduction in revenue in the first quarter of 2002 primarily was attributed to our international operations. Our first quarter 2002 revenues are approximately 12% less than those recorded in the first quarter of 2001 and approximately 4% less than those recorded in the fourth quarter of 2001.

     As a result of the slowdown experienced in the latter half of 2000 and throughout 2001, we took steps in fiscal 2001 to simplify our product offerings and messaging to our customers. The result of the year-long effort resulted in the consolidation of our products into two major product families — Rumba and OnWeb. We expect the positive results of the product simplification to become more apparent in fiscal 2002. Also, steps were taken to install a compliance program to better monitor the reporting of the number of installations at customer sites in accordance with written contracts. In the first quarter of 2002, we recorded approximately $1.1 million in revenue related to this compliance program.

     We initiated restructuring plans as a result of our acquisitions of Wall Data, Simware, and Aqueduct Software, Inc, or Aqueduct, including the $5.6 million restructuring plan announced on August 3, 2000 (see Note 6 — Restructuring of operations, above). For most of 2000, we focused on the core competencies of our key business lines — the Host Access product line, the Web Publishing, Integration and Development product line, referred to as Host Integration and the Realtime Interactive Support product line — each with dedicated development, sales, marketing, and support resources.

     Our Host Access product line is designed to provide the technology to make the connection between personal computers and large corporate computers possible. These products are designed to leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Host Integration product line is designed to provide the technology to allow customers to leverage the investment they have in existing host-based systems, applications and business processes for new web-based presentations, applications and solutions. This product line includes our products branded as OnWeb. Realtime Interactive Support, previously sold as the standalone product Support Now, is now built into our full line of products and we believe adds value through increased functionality to the Host Access and Host Integration product offerings.

     In fiscal year 2001, we experienced a general decline in revenues compared to the prior year, a trend that has continued into the first quarter of 2002. We believe that our revenues have been adversely impacted by the general slowdown in technology purchases due to current economic conditions in North America and further by the events of September 11, 2001. We continue to experience pricing pressures on our products. There can be no assurance that revenues will increase at all in future periods. See “Factors that may affect future results and financial condition — Marketing and Distribution” below.

     Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and revenues in any one-quarter are substantially dependent on orders booked in that quarter. Our operating expense levels are based in part on our expectation of future revenues and, to a large extent, are fixed. Operating expenses are expected to stabilize at those levels incurred in the last half of fiscal year 2001 and the first quarter of fiscal year 2002 and may fluctuate as a percentage of net revenues as we develop and introduce new products. While we continue to adjust our operations to address these issues, there can be no assurance that net revenues or net loss will improve in the future.

     We announced a restructuring on August 3, 2000. As part of the restructuring, we reduced our workforce by approximately 17%, consisting mostly of Engineering and Customer Support personnel who were focused primarily on our older technologies, primarily acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products, our ability to enhance and expand products acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, we made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, an $800,000 settlement to Verity for a software license that we no longer plan to use and accordingly wrote-off and approximately $200,000 in other equipment and professional service costs. As of March 31, 2002, we had incurred costs totaling approximately $4.8 million related to the restructuring which required $4.8 million in cash expenditures.

     Based on our analysis of revised product directions, revenue forecasts and undiscounted future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, we determined that there was a permanent impairment of the long-lived assets related to the acquisitions of Wall Data and FTP. In accordance with SFAS No. 121, we re-evaluated the fair value of these long-lived assets and intangibles using primarily the estimated discounted cash flows method. We used the same methodology to evaluate the fair value of our long-lived assets and intangibles to allocate purchase price at the time of acquisition. As a result, we wrote off $42.2 million of goodwill and other intangibles through a charge to operations in the third quarter of fiscal 2000. In the fourth quarter of 2000, we determined that we had overestimated the liabilities assumed in the FTP and Wall Data acquisitions by approximately $9.4 million. We reversed these liabilities against the remaining goodwill and other intangibles acquired.

     On June 5, 2000, we completed our acquisition of Aqueduct, an early stage web-based application intelligence company. We issued 1,121,495 shares of our common stock and issued warrants and options to purchase an additional 727,237 shares of our common stock for all the outstanding stock of Aqueduct, including the retirement of $2.2 million of notes payable and accrued interest thereon. We also hired the three employees of Aqueduct who subsequently left our employ. The acquisition was accounted for as a purchase.

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

     On December 10, 1999, we completed our acquisition of Simware, a leading provider of e-commerce solutions and web integration servers. We acquired a total of 7,503,372 shares of Simware common stock and paid cash to qualifying Simware option holders and employee stock purchase plan participants pursuant to a cash tender offer of $3.75 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $29.2 million. The acquisition was accounted for as a purchase.

     As described in detail below, under the heading “Factors that may affect future results and financial condition,” acquisitions involve a number of risks, including risks relating to the integration of the acquired company’s operations, personnel, and products. There can be no assurance that the integration of previously acquired companies, or the integration of any future acquisitions, will be accomplished successfully, and the failure to accomplish effectively any of these integrations could have a material adverse effect on our results of operations and financial condition.

Three months ended March 31, 2002 compared to March 31, 2001 (dollars in millions):

	Three months ended March 31,

	2002	2001	Change

		(Dollars in millions)
Net revenues
License fees	$10.2	$11.4	$(1.2)	-11%
Services	8.8	10.3	(1.5)	-15%

Total net revenues	19.0	21.7	(2.7)	-12%
As a percentage of net revenues:
License fees	53.7%	52.5%
Services	46.3%	47.5%

Total net revenues	100.0%	100.0%
Gross margin — license fees	$9.4	$10.6	$(1.2)	-11%
Gross margin — service	7.1	8.4	$(1.3)	-15%

Total gross margin	$16.5	$19.0	$(2.5)	-13%
As a percentage of net revenue
Gross margin — license fees	49.5%	48.8%
Gross margin — service	37.3%	38.8%

Total gross margin	86.8%	87.6%
Research and development	$3.6	$5.7	$(2.1)	-37%
As a percentage of net revenue	18.9%	26.3%
Sales and marketing	$9.6	$13.8	$(4.2)	-30%
As a percentage of net revenue	50.5%	63.6%
General and administrative	$2.5	$3.8	$(1.3)	-34%
As a percentage of net revenue	13.2%	17.5%
Amortization of goodwill	$0.8	$1.5	$(0.7)	-47%
As a percentage of net revenue	4.2%	6.9%
Interest income and other, net	$—	$0.8	$(0.8)	-100%
As a percentage of net revenue	0.0%	3.7%
Transaction loss on intercompany accounts	$(0.5)	$(0.1)	$(0.4)	400%
As a percentage of net revenue	-2.6%	-0.5%
Provision (benefit) for income taxes	$—	$0.1	$(0.1)	-100%
Effective tax rate	0.0%	0.5%
Net income (loss)	$(0.5)	$(5.2)	$4.7	-90%
As a percentage of net revenue	-2.6%	-24.0%

Net revenues

     Our revenues are derived from the sale of software licenses and related services, which include maintenance and support, consulting and training services. License fees are earned under software license agreements with end-users and resellers and are generally recognized as revenue upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed and determinable and vendor-specific objective evidence exists to allocate the total fee to all undelivered elements of the arrangement. We offer our customers a 30-day right-of-return on sales and record an estimate of such returns at the time of product delivery based on historical experience. To date, such returns have been insignificant. Certain of our sales are made to domestic distributors under agreements allowing right-of-return and price protection on unsold merchandise. Accordingly, we defer recognition of a portion of such sales until the distributor sells the merchandise. Our international distributors generally do not have return rights and, as such, we generally recognize sales to international distributors upon shipment, if all other revenue recognition criteria have been met.

     Service revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If the services are included in the initial licensing fee, the residual value of the services is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized, when the services are performed, and the collectibility is deemed probable.

     License revenues and service revenues decreased for the three-month period ended March 31, 2002 as compared to the same period in 2001. This decrease resulted from customer decisions to cancel or postpone purchases of our products, due to the sluggish North American economy, and competitive pressures on our average selling prices.

     We have operations worldwide with sales offices located in the United States, Europe, Canada, Latin America, Israel and Japan. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 27% and 26% for the three months ended March 31, 2002 and 2001.

     No customer accounted for 10% or more of net revenues in either of the three-month periods ended March 31, 2002 or 2001.

Gross margin

     Gross margin decreased slightly as a percentage of net revenues and declined 13% in absolute dollars for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001. This decline in absolute dollars is primarily the result of the decrease in revenues ($2.7 million) as discussed in ‘Net revenues’ above, partially offset by a reduction in cost of revenues ($0.2 million). Cost of revenues includes all direct expenses associated with both license and service revenues.

     License cost of revenues primarily includes royalties paid to third parties for licensed software incorporated into our products as well as costs associated with order processing, product packaging, documentation and software duplication, and the amortization and write-down of acquired technology. Service cost of revenues includes costs associated with both consulting and customer service, and consist primarily of salaries and commissions, benefits, travel, and occupancy expenses.

     Cost of revenue for license increased slightly as a percentage of net revenues to 7.9% in the three-month period ended March 31, 2002 from 7.1% for the first quarter of 2001. This increase was primarily the result of an increase in localization costs, that is the conversion of product and documentation into languages other than English, relating to the increased number of product releases, and a reduction in net license revenue ($1.2 million) for the first quarter of 2002 as compared to the same quarter in 2001.

     Cost of revenue for services also increased slightly to 18.9% from 18.1% as a percentage of net revenues but declined in absolute dollars for the three-month period ended March 31, 2002 as compared to the same period in 2001. This increase resulted primarily from a decline in service revenues ($1.5 million) offset in part by a decrease in customer service expenses ($0.2 million) for the first quarter of 2002 as compared to the same quarter in 2001. The decline in cost of revenue for service expenses primarily resulted from a reduction in head count of 17 full-time employees in customer service from the first quarter of 2001 to the end of the first quarter of 2002.

     Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels that we use, the mix of license fee revenues versus service revenues, the mix of products sold, and the mix of international versus domestic revenues. We typically recognize higher gross margins on direct sales than sales through our indirect channels of distribution, which generally carry lower margins.

Research and development

     Research and development, or R & D, expenses primarily consist of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R & D expenses decreased, in absolute dollars and as a percentage of net revenues for the three-month period ended March 31, 2002 as compared to the three month period ended March 31, 2001, primarily as a result of a reduction in headcount of 45 full time employees for research and development activities.

     Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, under which we are required to capitalize software development costs after technological feasibility is established, which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors; including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in either of the three-month periods ended March 31, 2002 or March 31, 2001.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased in absolute dollars and as a percentage of net revenues for the three month period ended March 31, 2002, as compared to the three month period ended March 31, 2001, primarily as a result of lower sales levels and the reduction in sales and support staff of 94 full-time employees due to our ongoing cost reduction efforts.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. General and administrative expenses decreased in absolute dollars and as a percentage of net revenues for the three month period ended March 31, 2002, as compared to the three month period ended March 31, 2001, primarily as a result of our ongoing cost reduction efforts in fiscal year 2001.

Interest income and other, net

     Interest income and other, net for the three-month period ended March 31, 2002 includes approximately $0.1 million of earned interest on cash and investments offset slightly by interest expense and transaction losses of approximately $69,000 that are not related to intercompany accounts (see “Transaction loss on intercompany accounts” below). For the comparable period in 2001, interest income and other, net included approximately $0.9 million of interest income related to a $5.1 million income tax refund received during that period and earned interest of approximately $0.2 million on cash and investments offset by approximately $0.4 million in interest expense and transaction losses. The reduction in earned interest results from a reduction in our cash balances and in interest rates throughout 2001.

Transaction loss on intercompany accounts

     In the first quarter of fiscal year 2002, we recorded a transaction loss associated with intercompany accounts of approximately $0.5 million, almost exclusively as a result of the decline in the value of the Israeli Shekel against the U.S. dollar and against the Euro. For the comparable quarter in fiscal year 2001, the transaction loss associated with intercompany accounts was approximately $70,000.

Provision for income taxes

     Our effective tax rate for 2002 is less than 1% due to our current tax loss position. Income taxes primarily include international withholding taxes and state taxes. In the first quarter of 2002, the provision includes approximately $0.1 million for estimated income taxes offset by income tax refunds of approximately $69,000. In the first quarter of 2001, the provision reflected the estimated expense of approximately $0.1 million for income taxes attributable to that quarter.

Liquidity and capital resources

	March 31,	December 31,
(In millions)	2002	2001

Cash and cash equivalents	$33.6	$32.8
Short-term investments	0.7	0.8
Net cash provided by (used in) operating activities	1.5	0.6
Net cash provided by (used in) investing activities	(0.3)	0.6
Net cash provided by (used in) financing activities	(0.7)	—

     Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary stock offerings and preferred stock issuances, from which we derived aggregated net proceeds of approximately $72.5 million. We do not have a bank line of credit.

     During the three months ended March 31, 2002, our aggregate cash, cash equivalents and short-term investments increased from $33.6 million to $34.3 million. This increase was due primarily to the collection of outstanding receivables offset by an increase in prepaid expenses, a reduction in accounts payable, an unrealized loss of $0.1 million in marketable securities, and the purchase of approximately $0.7 million in treasury stock.

     Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any specific commitments with regard to future capital expenditures.

     Net cash provided and used in financing activities in the three-month period ended March 31, 2002 reflects our repurchase of our common stock, from time to time, through the open market.

     Our Board of Directors, or Board, has authorized the purchase from time to time of up to fifteen million shares of our common stock through open market purchases. In the twelve months ended December 31, 2001, we repurchased 2,360,547 shares of our common stock on the open market at an average purchase price of $0.79 per share for a total cost of approximately $1.9 million. During the three months ended March 31, 2002, we repurchased 792,902 shares of our common stock on the open market at an average purchase price of $0.86 per share for a total cost of approximately $0.7 million. Cumulatively, as of March 31, 2002, we had repurchased 10,512,514 shares of our common stock at an average price of $1.80 per share for a total cost of approximately $18.9 million.

     At March 31, 2002, we had working capital of $16.8 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

Disclosures about market risk

Interest rate risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit our credit exposure with any one issuer. As stated in our policy, we are averse to principal loss, and seek to preserve our invested funds by limiting default risk, liquidity risk, and territory risk.

     We mitigate default and liquidity risks by investing only in high credit quality securities, and by positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer or guarantor. To ensure portfolio liquidity the portfolio includes only marketable securities with active secondary or resale markets. We mitigate territory risk by only allowing up to 25% of the portfolio to be placed outside of the United States.

Foreign currency risk

     We transact business in various foreign currencies, primarily in Europe and Israel. Prior to 2000, we had established a foreign currency-hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency exposures in certain European countries. Under this program, increases or decreases in our foreign currency transactions were partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility.

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

     We have not used foreign currency forward contracts in 2002.

Item 3 — Factors that may affect future results and financial condition

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

We have not been profitable on an annual basis since 1995 and may never achieve profitability in the future

     We had a net loss from operations of approximately $11.3 million for the year ended December 31, 2001. Despite our operating profit in the first quarter of 2002, we have not achieved profitability on an annual basis since 1995 and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can remain profitable or ever increase profitability, particularly to the extent that we face price competition. Increasing competition may cause our prices to decline, which would harm our operating results. We expect our prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to maintain our prices and profit margins even if our sales volumes increase. We need to significantly increase our sales volume and/or reduce our costs to be profitable in future periods. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

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

We have been notified by Nasdaq that our stock price has fallen below the minimum bid price listing requirement to maintain a listing on the Nasdaq National Market; the low price of our common stock may impair its liquidity

     We received a letter from the staff of Nasdaq dated March 21, 2002 notifying us that the minimum bid price for our common stock has been below $1.00 per share for a period of thirty consecutive trading days. Nasdaq advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the Nasdaq National Market.

     If we are unable to demonstrate compliance with the minimum bid price listing requirement for ten consecutive trading days on or before June 19, 2002, Nasdaq will provide us with written notification that our common stock will be de-listed from the Nasdaq National Market. At that time we may appeal the staff’s decision to a Nasdaq Listing Qualification Panel. We intend to pursue all options available to us to meet the Nasdaq listing requirements.

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

     If our common stock is de-listed from the Nasdaq National Market, we may not qualify for listing our common stock on the Nasdaq SmallCap Market. In such an event, sales of our common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and the price of our common stock, and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

     In addition, if our common stock is not listed on the Nasdaq National Market and the trading price of our common stock was to remain below $1.00 per share, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions) and, in such event, the additional burdens imposed upon broker-dealers to effect transactions in our common stock could further limit the market liquidity of our common stock and the ability of investors to trade our common stock. In addition, if our shares are not listed on the Nasdaq National Market, certain state or “blue sky” securities law exceptions will not be available to us that could make it more difficult and expensive for us to raise capital through securities issuances.

     We believe that maintaining the listing of our common stock on the Nasdaq National Market or Nasdaq SmallCap Market would be in our best interest and in the best interest of our stockholders. Inclusion in the Nasdaq National Market, increases liquidity and may potentially minimize the spread between the “bid” and “asked” prices quoted by market makers. Further, a Nasdaq National Market listing, may increase our access to capital and increase our flexibility in responding to anticipated capital requirements. We believe that prospective investors will view an investment in our common stock more favorably if our shares qualify for listing on the Nasdaq National Market or Nasdaq SmallCap Market.

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

We are dependent upon our key management for our future success, and few of our managers are obligated to stay with us

     Our success depends on the efforts and abilities of our senior management and certain other key personnel. Many of our key employees are employed on an at-will basis. If any of our key employees were to leave or were unable to work and we were unable to find a suitable replacement, then our business, financial condition and results from operations could be materially harmed.

We may not be able to hire and retain qualified employees, which would impair our ability to grow

     The majority of our employee workforce is located in the competitive employment markets of Silicon Valley in California; the suburban Boston area; the suburban Seattle area; Ottawa, Ontario, Canada; and Haifa, Israel. From the latter half of 1996 until recently, we (and, prior to their acquisitions, both FTP and Wall Data) experienced high attrition at all levels and across all functions within our organization. The attrition we have experienced was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of our restructurings and acquisitions and our results of operations. Managing employee attrition, integrating acquired operations and products, and expanding both the geographic areas of our customer base and operations have resulted in substantial demands on our management resources, and increased the difficulty of hiring, training, and assimilating new employees. Any failure by us to attract and retain qualified employees or to train or manage our management and employee base could have a material adverse effect on our business, financial condition, and results of operations.

We face significant competition and competition in our market is likely to increase and could harm our business

     The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, price erosion, changes in customers’ needs, and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our market, and accordingly, the market for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplace including the proliferation of Microsoft Windows client server technology, and the continued implementation of web-based access to corporate mainframe and midrange computer systems. Our connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, and Sun Microsystems, Inc., as well as smaller networking software companies such as Jacada Ltd, Seagull, and Hummingbird Communications Ltd. We also face competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc.

     Many of our current competitors have, and many of our future competitors may have substantially greater, financial, technical, sales, marketing and other resources, in addition to greater name recognition and a larger customer base than us. The market for our products is characterized by significant price competition and we anticipate that, in the future, we will face increasing pricing pressures from our competitor. In addition, our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins, and loss of market share, any of which could harm our business.

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

If we fail to manage technological change, respond to consumer demands or evolving industry standards or if we fail to enhance our products’ interoperability with the products of our customers, demand for our products will decrease and our business will suffer

     From time to time many of our customers have delayed purchase decisions due to the confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve our position in our industry, we must successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. We have experienced difficulty from time-to-time in developing and introducing new products and enhancing existing products in a manner that satisfies customer requirements and changing market demands. Any further failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition, and results of operations. The failure to develop products or product enhancements incorporating new functionality on a timely basis could cause customers to delay the purchase of our current products or cause customers to purchase products from our competitors; either situation would adversely affect our business, financial condition, and results of operations. We may not be successful in developing new products or enhancing our existing products on a timely basis, and any new products or product enhancements developed by us may not achieve market acceptance. In addition, we incorporate software and other technologies owned by third parties into certain of our products and as a result, we are dependent upon such third parties’ ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes.

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship many of our products and our business will be seriously harmed

     Certain of our products incorporate software and other technologies developed and maintained by third parties. We license these technologies from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements or find suitable replacements, we would not be able to ship many of our products and our business would be materially harmed. For example, we have a license agreement with Dart Communications, Inc for Power TCP Telnet and Power TCP VT320 for 5 years which we use in the OnWeb product line. There can be no assurance that we would be able to replace the functionality provided by the third party technologies currently offered in conjunction with our products if those technologies become unavailable to us or obsolete or incompatible with future versions of our products or market standards.

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

The loss of any of our strategic relationships would make it more difficult to keep pace with evolving industry standards and to design products that appeal to the marketplace

     Our future success depends on our ability to maintain and enter into new strategic alliances and OEM relationships to develop necessary products or technologies, to expand our distribution channels or to jointly market or gain market awareness for our products. We currently rely on strategic relationships, such as those with Microsoft, to provide us with state of the art technology, assist us in integrating our products with leading industry applications and help us make use of economies of scale in manufacturing and distribution. However, we do not have written agreements with many of our strategic partners that could ensure these relationships will continue for a significant period of time. Many of our agreements with these partners are informal and may be terminated by them at any time. There can be no assurance that we will be successful in maintaining current alliances or developing new alliances and relationships or that such alliances and relationships will achieve their intended purposes.

We may be subject to product returns, product liability claims and reduced sales because of defects in our products

     Software products as complex as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Errors may also arise as a result of defects in the products that are incorporated into our products. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products or product enhancements after commencement of commercial shipments, which could result in loss of or delay in market acceptance. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could have a material adverse effect on our business, financial condition, and results of operations:

•	delay or loss of revenues;

•	cancellation of a purchase order or contract due to defects;

•	diversion of development resources;

•	damage to our reputation;

•	failure of our products to achieve market acceptance;

•	increased service and warranty costs; and

•	litigation costs.

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

We have received notices of claims that may result in litigation and we may become involved in costly and time-consuming litigation over proprietary rights

     Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third party infringement claims as the number of competitors grows and the functionality of products in different areas of the industry overlap. Third parties may currently have, or may eventually be issued, patents that would be infringed by our products or technology. Certain of these third parties may make a claim of infringement against us with respect to our products and technology. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties seeking indemnification against such infringement or indicating that we may be interested in obtaining a license from such third parties. Any claims or actions asserted against us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not to be resolved in our favor, we could become subject to substantial damage claims and be prohibited from using the technology at issue without a royalty or license agreement. These royalty or license agreements, if required, might not be available on acceptable terms, or at all, and could result in significant costs and harm our business. If a successful claim of infringement is made against us and we cannot develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

Our business is subject to risks from international operations such as legal uncertainty, tariffs, trade barriers and political and economic instability

     We derived approximately 27% of our net revenues from sales outside of North America (United States and Canada) during the three-month period ended March 31, 2002. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

•	unexpected changes in regulatory requirements;

•	legal uncertainty;

•	language barriers in business discussions;

•	cultural differences in the negotiation of contracts and conflict resolution;

•	time zone differences;

•	the limitations imposed by U.S. export laws;

•	changes in markets caused by a variety of political, social and economic factors;

•	tariffs and other trade barriers;

•	costs and risks of localizing products for foreign countries;

•	longer accounts receivable payment cycles;

•	difficulties in managing international operations;

•	currency exchange rate fluctuations;

•	potentially adverse tax consequences;

•	repatriation of earnings; and

•	the burdens of complying with a wide variety of foreign laws.

     Many of our customers are subject to many of the risks described above. These factors may have an adverse effect on our international sales and, consequently, on our business, financial condition or results of operations. See “- We face risks from the uncertainties of current and future governmental regulation.”

Terrorist attacks and threats or actual war could adversely affect our operating results and the price of our common stock

     Recent terrorist attacks in the U.S., as well as future events occurring in response to or in connection with to them, including, without limitation, future terrorist attacks against the U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies or military may impact our operations. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. These events also could result in economic recession in the U.S. or abroad. Any of these occurrences could have significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Uncertainties exist regarding our stock repurchase program

     Previously, we announced that our board of directors had approved the repurchase of up to fifteen million shares of our common stock. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. In addition, such repurchases are at the discretion of our management and may be reduced or stopped altogether at any time. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase under this stock repurchase program.

It may be difficult to raise needed capital in the future, which could significantly harm our business

     We may require substantial additional capital to finance our future growth and fund our ongoing operations throughout 2002 and beyond. Our capital requirements will depend on many factors including, among other things:

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

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

     As of April 15, 2002, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 12.2 million shares, or approximately 19.6% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our stock option plan, our shareholder rights plan, and our certificate of incorporation and bylaws make changes of control difficult even if they would be beneficial to stockholders

     Our 1992 Stock Option Plan and our 1999 Nonstatutory Stock Option Plan currently provide that, in the event of a change of control of NetManage, all options outstanding under those plans would become fully vested and exercisable for at least 10 days prior to the consummation of such change of control transaction. These acceleration of vesting provisions may have the effect of deterring or reducing the price put in an offer to purchase NetManage.

     We have adopted a stockholder rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could prevent us from being acquired. In addition, our board of directors has the authority without any further vote or action on the part of the stockholders to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over, and harm the rights of the holders of, our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, the issuance of the preferred stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

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

Our financial statements are audited by Arthur Andersen LLP, which has been indicted by the Department of Justice, and we may need to change auditors, which would be expensive and could have other adverse consequences.

     Arthur Andersen LLP, or Arthur Andersen, has audited our financial statements since our inception in 1990. Arthur Andersen has been indicted by the Department of Justice on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. The SEC has stated that it will continue accepting financial statements audited, and interim financial statements reviewed by, Arthur Andersen, so long as Arthur Andersen makes certain representations concerning audit quality controls. If Arthur Andersen is unable to meet SEC auditing requirements or is otherwise unable to perform required audit-related services for us in a timely manner in the future, or if our board of directors decides that it is in our and our stockholders’ best interests to disengage Arthur Andersen, we may have reduced access to capital markets, we could incur significant costs and delays in filing audited financial statements and we may be unable to satisfy our SEC filing requirements, any of which could harm our business. Certain investors, including significant mutual funds and institutional investors, may choose not to hold or invest in securities of issuers that engage Arthur Andersen as auditors or that do not have then current financial reports available. Furthermore, relief that may be available to stockholders under the federal securities laws against auditing firms may not be available as a practical matter against Arthur Andersen should it cease to operate or be financially impaired.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

     On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against us, and our affiliates Network Software Associates, Inc. or NSA, and NetSoft Inc., or NetSoft in the United States District Court of the District of Columbia. The United States government declined to pursue the action on its own behalf and, therefore, the action is pursued by a relator, Kenneth Fisher. We, and our affiliates, first learned of the action when we were served with the amended complaint in May 2001. On September 5, 2001, the relator agreed to voluntarily dismiss us from this action in exchange for our agreement to toll applicable statutes of limitation as to the relator’s claims.

     On January 31, 2002, on an order of the court following defendants’ successful motion to dismiss the amended complaint, the relator filed a Second Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997 NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729(a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729(a)(2) in connection with NSA’s application and certification as a Section 8(a) minority owned and controlled company. In addition, the Complaint alleges that NSA, Netsoft and the other defendants conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8(a) entity for alleged use by NSA’s Federal Systems Division, in violation of 31 U.S.C. § 3729(a)(3). The relator alleges damages in excess of $30,000,000.

     We did not acquire NSA until July 1997 and had no involvement with the events alleged by the relator. However, the relator alleges that any liabilities of NSA and Netsoft passed to us. We, and our affiliates, dispute the relator’s allegations. On February 19, 2002, NSA, NetSoft, and the other defendants filed a motion to strike the Complaint. This motion is currently pending before the court.

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

None

b. Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC. (Registrant)

DATE: May 10, 2002	By:	/s/ Michael Peckham

Michael Peckham Chief Financial Officer and Senior Vice President (On behalf of the registrant and as Principal Financial and Accounting Officer)