Form 10-Q/A
period 2002-03-31
NETMANAGE INC
filed 2002-11-20
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1

FORM 10-Q /A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

YES  [   ]  NO  [X]

Number of shares of registrant’s common stock outstanding as of November 15, 2002: 8,882,231

EXPLANATORY NOTE:

The Registrant is filing this form 10-Q/A to give effect to the restatement of the Registrant’s financial statements for the fiscal quarters ended March 31, 2002 and March 31, 2001 as discussed in Note 11 to the Condensed Consolidated Financial Statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Registrant has amended and restated in its entirety the Form 10-Q for the quarter period ended March 31, 2002. Other than information set forth in this amended report: (1) affected by the restatement of the Registrant’s financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 (see Note 11 to the Condensed Consolidated Financial Statements); and (2) the inclusion of disclosure regarding events that occurred subsequent to the date the original report was filed, the information in the originally filed Form 10-Q is presented as filed therein and has not been updated in this amended filing. In addition, all shares and per share amounts for all periods have been adjusted to give effect to the one-for-seven reverse stock split that became effective at the close of business on September 3, 2002. Without limiting the generality of the foregoing, with respect to any forward-looking statements included in the Registrant’s original filing on May 10, 2002, the Registrant has not endeavored to update those statements and no implication may be drawn as to the validity of those statements by the fact that they are included in this Form 10-Q/A.

NETMANAGE, INC.

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2002 (As restated) and December 31, 2001 (As restated)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 (As restated) and March 31, 2001 (As restated)	4

	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2002 (As restated) and March 31, 2001 (As restated)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 (As restated) and March 31, 2001 (As restated)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s discussion and analysis of financial condition and results of operations	18

Item 3.	Quantitative and qualitative disclosures about market risk	37

PART II.	OTHER INFORMATION

Item 1.	Legal proceedings	38

Item 2.	Changes in securities and use of proceeds	38

Item 3.	Defaults upon senior securities	38

Item 4.	Submission of matters to a vote of security holders	38

Item 5.	Other information	38

Item 6.	Exhibits and reports on Form 8-K	38

	Signatures

	Certifications

NETMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2002	2001

	(As restated	(As restated
	See Note 11)	See Note 11)
ASSETS
Current assets:
Cash and cash equivalents	$33,601	$32,766
Short-term investments	732	792
Accounts receivable, net of allowances of $2,363 and $2,448, respectively	12,396	17,801
Prepaid expenses and other current assets	4,058	3,487

Total current assets	50,787	54,846

Property and equipment, at cost:
Computer software and equipment	9,140	9,259
Furniture and fixtures	6,103	6,138
Leasehold improvements	1,826	2,805

	17,069	18,202
Less — Accumulated depreciation	(13,617)	(14,319)

Net property and equipment	3,452	3,883
Goodwill, net	6,701	6,701
Other intangibles, net	6,738	7,530
Other assets	3,060	3,133

Total assets	$70,738	$76,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,941	$2,691
Accrued liabilities	6,548	7,261
Accrued payroll and payroll-related expenses	3,423	3,279
Deferred revenue	18,765	21,627
Income taxes payable	1,835	1,861

Total current liabilities	32,512	36,719

Long-term liabilities	210	286

Total liabilities	32,722	37,005
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value Authorized — 125,000,000 shares Issued — 10,528,631 and 10,528,631 shares, respectively Outstanding — 9,026,843 and 9,140,115 shares, respectively	105	105
Treasury stock, at cost — 1,501,788 and 1,388,516 shares, respectively	(18,946)	(18,267)
Additional paid-in capital	177,421	177,421
Accumulated deficit	(116,286)	(115,799)
Accumulated comprehensive loss	(4,278)	(4,372)

Total stockholders’ equity	38,016	39,088

Total liabilities and stockholders’ equity	$70,738	$76,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

	(As restated, see	(As restated, see
	Note 11)	Note 11)
Net revenues:
License fees	$10,175	$11,409
Services	8,857	10,243

Total net revenues	19,032	21,652

Cost of revenues:
License fees	803	805
Services	1,665	1,883

Total cost of revenues	2,468	2,688

Gross margin	16,564	18,964

Operating expenses:
Research and development	3,597	5,723
Sales and marketing	9,605	13,980
General and administrative	2,471	3,715
Amortization of intangible assets	793	1,444

Total operating expenses	16,466	24,862

Income (loss) from operations	98	(5,898)
Interest income and other, net	81	1,152
Foreign currency transaction losses	(595)	(401)

Loss before provision for income taxes	(416)	(5,147)
Provision for income taxes	71	322

Net loss	$(487)	$(5,469)

Net loss per share:
Basic and diluted	$(0.05)	$(0.59)
Weighted average common shares and equivalents:
Basic and diluted	9,085	9,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

	(As restated, see Note 11)
Net loss	$(487)	$(5,469)
Other comprehensive income (loss):
Unrealized loss on investments, net	(60)	(1,639)
Foreign currency translation adjustments, net	154	133

Comprehensive loss	$(393)	$(6,975)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31

	2002	2001

	(As restated, see	(As restated, see
	Note 11)	Note 11)
Cash flows from operating activities:
Net loss	$(487)	$(5,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,306	2,594
Write-off of prepaid royalty, patents, and copyrights	—	8
Loss on disposal of property, plant and equipment	59	—
Provision for doubtful accounts and returns	10	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	5,396	5,721
Refundable income taxes	—	4,320
Prepaid expenses and other current assets	(578)	(392)
Other assets	41	361
Accounts payable	(750)	303
Accrued liabilities, payroll and payroll-related expenses	(416)	(4,208)
Deferred revenue	(2,578)	(1,424)
Income taxes payable	(26)	193
Long-term liabilities	(76)	(1,373)

Net cash provided by operating activities	1,901	634

Cash flows from investing activities:
Purchases of short-term investments	—	(69,877)
Proceeds from sales and maturities of short-term investments	—	70,453
Purchases of property and equipment	(261)	(46)

Net cash provided by (used in) investing activities	(261)	530

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	2
Purchases of common stock	(679)	(44)

Net cash used in financing activities	(679)	(42)

Effect of exchange rate changes on cash	(126)	116

Net increase in cash and cash equivalents	835	1,238
Cash and cash equivalents, beginning of period	32,766	35,015

Cash and cash equivalents, end of period	$33,601	$36,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim financial data

     The accompanying interim unaudited condensed consolidated financial statements of Net Manage, Inc., (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2002 could differ materially from those reported in this Form 10-Q/A. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. In the accompanying notes to the interim unaudited condensed consolidated financial statements, the Company is also referred to as “Management”, “we”, or “our”.

2.	Consolidation

     The interim unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

3.	Summary of significant accounting policies

Use of estimates

     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation, foreign exchange contracts and comprehensive loss

     The functional currency of our foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity.

     Comprehensive loss is comprised of net loss and other comprehensive items such as foreign currency translation adjustments and unrealized losses on marketable securities.

Cash and cash equivalents

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-term investments

     We account for our investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, our investments are currently classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. Held-to-maturity securities are valued using the amortized cost method. At March 31, 2002 and 2001, the fair value of the time deposit investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments.

     Our investment in KANA Software Inc. is included in short-term investments.

Prepaid expenses and other current assets

     Prepaid expenses and other current assets as of March 31, 2002 include a $137,500 convertible bridge financing loan receivable due on December 31, 2002, from easyBASE, Ltd.

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

     In May, June and December 1999 we invested a total of $275,000 in pcFirst, Inc. On April 28, 2001 pcFirst, Inc. was purchased by fusionOne, Inc., a development stage company, and we received 13,625 shares of common stock of fusionOne, Inc. Our investment represents less than 1% of the total ownership of fusionOne, Inc.

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

Accrued liabilities and restructuring

     We account for restructuring charges under the provisions of Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and Staff Accounting Bulletin (SAB) No. 100 regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

Software development costs

     Software development costs are accounted for in accordance with SFAS No. 86, Accounting for Computer Software to be Sold, Leased or Otherwise Marketed, under which capitalization of software development costs begins upon the establishment of technological feasibility of the product, which we define as the development of a working model and further define as the development of a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Such costs are reported at the lower of amortized cost or net realizable value. Amortization of purchased software is generally computed on a straight-line basis over one to five years or, if less, the estimated remaining economic life of the underlying products. To date, software development costs that were eligible for capitalization have not been significant, and we charged all software development costs to research and development as incurred.

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

Income taxes

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or our allowance in a period changes, the amount recognized as provision for income taxes in the statement of operations could change.

Revenue recognition

     We derive revenue primarily from two sources; (1) product revenue, which includes software license and royalty revenue, and (2) services and support revenue which includes software license maintenance and consulting.

     We license our software products on a one and two year term basis or on a perpetual basis. Our two year term licenses include the first year of maintenance and support. To date such licenses have been insignificant.

     We apply the provisions of Statement of Position 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the sale of software products and to hardware transactions where the software is not incidental.

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

     We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee at the transaction date is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

     Service revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on vendor specific objective evidence is deferred and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectibility is deemed probable. To date, consulting revenue has not been significant.

Cost of revenues

     License cost of revenues primarily includes costs associated with order processing, product packaging, documentation and software duplication, the amortization and write-down of licensed technology and royalties paid to third parties for licensed software incorporated into our products. Services cost of revenues includes costs associated with both consulting and customer service, and consists primarily of salaries and commissions, benefits, travel, and occupancy expenses.

4.	Recent accounting pronouncements

     In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. Although we do not currently expect the adoption of SFAS No. 144 to have a material impact on our financial statements, we will continue to assess any impairment of long-lived assets.

     In June 2001, the Financial Accounting Standards Board issued SFAS No.’s 141 and 142, Business Combinations and Goodwill and Other Intangible Assets, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

5.	Goodwill and other intangible assets, net

     We adopted SFAS No. 142 beginning January 1, 2002 and discontinued amortization of all goodwill and assembled workforce intangible assets. The following table presents net loss had SFAS No. 142 been applied at the beginning of fiscal 2001 (In thousands, except net loss per share amounts):

	Three months ended
	March 31,

	2002	2001

Net loss, as reported	$(487)	$(5,469)
Goodwill amortization	—	664
Assembled workforce amortization	—	20

Net loss, as adjusted	$(487)	$(4,785)

Net loss per share (Basic and diluted)
As reported	$(0.05)	$(0.59)
Goodwill amortization	—	0.07
Assembled workforce amortization	—	0.01

As adjusted	$(0.05)	$(0.51)
Weighted average common shares and equivalents
Basic and diluted	9,085	9,318

     Goodwill includes both the carrying amount of goodwill and assembled workforce, less accumulated amortization, as follows (In thousands):

	March 31,	December 31,
	2002	2001

Carrying amount of:
Goodwill	$17,658	$17,658
Assembled workforce	1,035	1,035

Gross carrying amount of goodwill	18,693	18,693
Less accumulated amortization:
Goodwill	(11,181)	(11,181)
Assembled workforce	(811)	(811)

Net carrying amount of goodwill	$6,701	$6,701

     The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized
(In thousands):

	March 31,	December 31,
	2002	2001

Carrying amount of:
Developed technology	$12,154	$12,154
Customer base	3,315	3,315
RUMBA trade name	1,557	1,557
Patents & copyrights	398	398

Gross carrying amount of other intangibles	17,424	17,424
Less accumulated amortization:
Developed technology	(7,283)	(6,709)
Customer base	(2,132)	(1,991)
RUMBA trade name	(1,001)	(936)
Patents & copyrights	(270)	(258)

Net carrying amount of other intangibles	$6,738	$7,530

     SFAS No. 142 also requires companies to perform an impairment test within six months of adopting the statement. We conducted an impairment analysis of goodwill and other intangible assets and determined that no impairment existed at January 1, 2002 nor have there been any events or circumstances that would have created an impairment during the three months ended March 31, 2002.

6.	Net loss per share

     On August 28, 2002, our stockholders approved a one-for-seven reverse stock split of our common stock. The reverse stock split became effective at the close of business on September 3, 2002. All share and per share information in the accompanying financial statements has been retroactively adjusted to give effect to the reverse stock split.

     Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and dilutive potential common shares. Potential common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three month periods ended March 31, 2002 and 2001, the number of shares used in the computation of diluted loss per share were the same as those used for the computation of basic loss per share. Potentially dilutive securities of 164,566 and 72,675 were not included in the computation of diluted net loss per common share because to do so would have been anti-dilutive for the three month periods ended March 31, 2002 and 2001, respectively.

7.	Restructuring of operations

     On August 3, 2000, we announced a restructuring of our operations, which was designed to re-focus our core business functions and reduce operating expenses. In connection with the restructuring, we reduced our workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses and the write down of certain assets. The total amount of the restructuring charge was $5.6 million which primarily consisted of approximately $3.0 million of expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional service costs and an $800,000 settlement to Verity Systems, Inc. for a software license that we no longer planned to use. As of March 31, 2002, our total cash expenditures incurred were $4.8 million. The remaining reserve related to this restructuring is approximately $0.8 million, and is included in accrued liabilities as of March 31, 2002.

     The following table lists the components of the August 2000 restructuring reserve for the three month period ended March 31, 2002 (In thousands):

	Excess
	Facilities	Other	Total

Balance at December 31, 2001	$930	$27	$957
Reserve utilized in the three month period ended March 31, 2002	(84)	(27)	(111)

Balance at March 31, 2002	$846	$—	$846

     In the fourth quarter of 1999, following the acquisitions of Wall Data, Inc., or Wall Data, and Simware Inc., or Simware, we initiated a plan to restructure our worldwide operations and integrate the operations of the two acquired companies. In connection with this plan, we recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee terminations and $0.5 million for legal, accounting, and other. We anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $3.8 million, which we expected to be funded from internal operations. As of March 31, 2002, out total cash expenditures incurred were approximately $2.9 million. The remaining reserve related to this restructuring is approximately $0.9 million, and is included in accrued liabilities as of March 31, 2002.

     The following table lists the change in our restructuring reserve for the three month period ended March 31, 2002 (In thousands):

Excess
Facilities

Balance at December 31, 2001	$958
Reserve utilized in the three month period ended March 31, 2002	(32)

Balance at March 31, 2002	$926

     Prior to the acquisition, Wall Data had initiated a plan to restructure their worldwide operations to re-focus Wall Data on their core business functions and to reduce operating expenses. In conjunction with the acquisition, we recorded the remaining restructuring accrual of approximately $0.7 million for facilities-related expenses. As of March 31, 2002, we had incurred costs of approximately $0.5 million. We estimate that total cash expenditures will be approximately $0.7 million. The remaining reserve related to this restructuring was approximately $0.2 million and is included in accrued liabilities as of March 31, 2002.

     The following table lists the change in the Wall Data restructuring reserve for the three month period ended March 31, 2002 (In thousands):

Excess
Facilities

Balance at December 31, 2001	$211
Reserve utilized in the three month period ended March 31, 2002	(3)

Balance at March 31, 2002	$208

     In August 1998, following the acquisition of FTP Software, Inc., or FTP, we initiated a plan to restructure our worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, we recorded a $7.0 million charge to operating expenses in 1998. In addition, prior to our acquisition of FTP, FTP had recorded a restructuring charge. We assumed the remaining restructuring liability of $9.7 million as of the date of acquisition for a total restructuring liability of $16.7 million. The remaining reserve related to this restructuring was approximately $0.2 million and is included in the accrued liabilities as of March 31, 2002.

     The following table lists the change in the FTP restructuring reserve for the three month period ended March 31, 2002 (In thousands):

Excess
Facilities

Balance at December 31, 2001	$465
Reserve utilized in the three month period ended March 31, 2002	(250)

Balance at March 31, 2002	$215

8.	Treasury stock

     During the first three months of 2002, we repurchased 113,272 shares of our outstanding common shares on the open market at an average purchase price of $6.00 per share for a total cost of approximately $0.7 million.

9.	Commitments and contingencies

Legal Proceedings

     On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against us, and our affiliates Network Software Associates, Inc. or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. The United States government declined to pursue the action on its own behalf and, therefore, the action is pursued by Kenneth Fisher. We, and our affiliates, first learned of the action when we were served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss us from this action in exchange for our agreement to toll, or forego, applicable statutes of limitation as to Mr. Fisher’s claims.

     On May 13, 2002, on an order of the court following defendants’ successful motion to strike the second amended complaint, filed by Mr. Fisher on January 31, 2002, Mr. Fisher filed a Third Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8 (a) Minority Small Business Development Program. Specifically, the Complaint

alleges that from 1987 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a) (1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2) in connection with NSA’s application and certification as a Section 8 (a) minority owned and controlled company. In addition, the Complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division, in violation of 31 U.S.C. § 3729 (a) (3). Mr. Fisher alleges damages in excess of $30,000,000.

     We did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. However, Mr. Fisher alleges that any liabilities of NSA and NetSoft passed to us. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. We, and our affiliates, vigorously dispute Mr. Fisher’s allegations.

     We may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business.

10.	Correspondence from the Nasdaq Stock Market

     We received a letter from the staff of the Nasdaq National Market, or Nasdaq, dated June 20, 2002 notifying us that we no longer complied with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Marketplace Rule 4450(a)(5), and that our stock was therefore subject to delisting from the Nasdaq National Market.

     On August 21, 2002, we received a letter from the Nasdaq Stock Market, Inc. notifying us of our failure to timely file our Form 10-Q for the quarter ended June 30, 2002 as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4310(c)(14). This failure subjected our common stock to delisting by the Nasdaq National Market. Nasdaq indicated that it would consider this additional delinquency in determining whether continued listing of our common stock on the Nasdaq National Market was appropriate.

     On September 12, 2002, we communicated with the Nasdaq Listing Qualifications Panel, or Panel, with an update as to the implementation of our reverse stock split and the re-audit of our financial results for the years ended December 31, 2001 and 2000. In the correspondence, we mentioned that stockholders representing a majority of our outstanding common stock at the Special Meeting of the Stockholders held on August 28, 2002 had approved our reverse stock split. Given the additional time needed to complete the re-audit, we requested an extension to our September 13, 2002 compliance date.

     On September 18, 2002, we received a letter from Nasdaq acknowledging that on September 4, 2002, we implemented a reverse stock split at a ratio of one-for-seven that resulted, as of September 17, 2002, in our regaining compliance with the minimum bid price of $1.00 per share by trading at or above the $1.00 per share minimum bid price for ten consecutive trading days. The Panel determined to continue the listing of our common stock on Nasdaq on the condition that on or before November 1, 2002 we file our delinquent Form 10-Q for the period ended June 30, 2002 and all amended public reports required to be filed with the Securities and Exchange Commission, or Commission, and that we otherwise continue to comply with all other continued listing requirements of Nasdaq.

     On November 5, 2002, we received additional correspondence from the Panel extending to November 14, 2002 the date by which we are required to comply with the continued listing requirements of Nasdaq by filing our Forms 10-Q for the quarters ending June 30, 2002 and September 30, 2002 and all amended public reports required to be filed with the Commission.

     On November 14, 2002, we communicated with the Panel with respect to our failure to file our Forms 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and all amended public reports required to be filed with the Commission, as required by the November 5, 2002 correspondence from the Panel, and requested an extension of our November 14, 2002 target date. As of the date of this report, the Panel has not responded to our request. In the event that the Panel does not grant our request for an extension or, if granted, we fail to comply with any terms of the Panel's decision, our securities may be delisted from Nasdaq and may be traded over-the-counter or on the “Pink Sheets,” assuming we meet the qualification requirements for either or both of these markets.

     Since regaining compliance with Nasdaq’s $1.00 minimum bid price listing requirement, the bid price for our common stock has, at times, fallen below $1.00. Even if we regain compliance with Nasdaq rules, if our common stock trades below $1.00 for thirty consecutive days, we may again be subject to delisting by Nasdaq.

11.	Restatement of financial statements

     Subsequent to the issuance of the Company’s interim unaudited condensed consolidated financial statements for the three months ended March 31, 2002, we determined that the accounting treatment was inappropriate for certain transactions that had been previously recorded in 2000, 2001, and the first three months of 2002. Those transactions are as follows:

Three months ended March 31, 2002

     We recorded service revenue for certain software revenue contracts that should have been deferred as of December 31, 2001. Accordingly, we recorded an adjustment to increase service revenue for the three months ended March 31, 2002 by $35,000, to properly recognize the amortization of deferred revenue for that period.

     Upon the adoption of SFAS No. 142 on January 1, 2002 we should have discontinued amortization of all goodwill as of that date. However, we continued to amortize goodwill associated with our 1998 acquisition of FTP Software, Inc., or FTP. Additionally, we should have reduced the amortization period of the identifiable intangible assets associated with the FTP acquisition, as discussed further below. Therefore, we recorded an adjustment to reduce amortization expense by $50,000 to correct for the net effect of these two adjustments.

     Additionally, (i) foreign currency adjustments were recorded for various foreign currency transactions, and (ii) the provision for income taxes was increased for revisions to the estimated effective tax rate for 2002.

2001 adjustments

     A loss of approximately $1.6 million in the Company’s investment in Broadbase had been recorded as unrealized loss in accumulated comprehensive loss as of the business combination date between Broadbase and KANA in June 2001 rather than as a loss recorded in the consolidated results of operations in accordance with Emerging Issues Task Force Issue No. 91-5, Nonmonetary Exchange of Cost-Method Investments. Furthermore, we recorded a realized loss of $0.2 million on this investment in 2000 (see further discussion below), which should have been recognized as an unrealized loss within accumulated comprehensive loss until the date of the business combination between KANA and Broadbase, at which time it should have been recorded as a realized loss. As a result, we recorded an adjustment to recognize the total realized investment loss of $1.8 million in the 2001 consolidated statement of operations.

     During 2001, we recorded an income tax benefit of approximately $2.6 million upon utilization of pre-acquisition net operating losses and tax credits of Simware in Canada to offset Canadian taxable income. We determined that the utilization of the related deferred tax assets, for which we had previously established a full valuation allowance, should have been recorded as a reduction to goodwill rather than as an income tax benefit. Additionally, tax liabilities were adjusted by approximately $1.9 million to reflect a favorable tax settlement in 2001 of a tax audit at the Haifa, Israel subsidiary. As a result of the adjustment to goodwill, amortization expense related to goodwill for the three months ended March 31, 2001 and the year ended December 31, 2001, has been reduced by approximately $162,500 and $650,000, respectively. The net increase to the provision for income taxes resulting from the two tax adjustments described above was $187,000 and $650,000 for the three months ended March 31, 2001, and the year ended December 31, 2001, respectively.

     Third party transactions were improperly included within accumulated comprehensive loss as of December 31, 2001. Consequently, we recorded an adjustment to remove these transactions from accumulated comprehensive loss, which decreased service revenue by approximately $355,000 in 2001. The impact on the first quarter of fiscal 2001 was a decrease in service revenue of $127,000.

     We recorded license and services revenue for certain software contracts that should have been deferred as of December 31, 2001. Accordingly, we recorded an adjustment to reduce license revenue by $316,000 and services revenue by $157,000 for 2001 with an offsetting increase to deferred revenue at December 31, 2001.

     We had previously not reported cost of services revenue as a component of cost of revenues. Accordingly, we recorded an adjustment to reclassify $8.1 million in operating expense to cost of services revenue for fiscal 2001 to reflect the cost of services revenue as a component of cost of revenues.

     In the third quarter of fiscal 2000, we wrote-off $10.0 million of goodwill and other intangibles related to the 1998 acquisition of FTP. At that time, we should have reduced the amortization period of the remaining intangible assets from the FTP acquisition. Consequently, we recorded an adjustment in 2001 to increase amortization expense by $416,000 to recognize the impact of the reduced amortization period for that year. The increase in amortization expense for the three months ended March 31, 2001 was $104,000.

     In addition, to the above adjustments: (i) income from marketable securities totaling $133,000 was adjusted from unrealized to realized income; (ii) certain general and administrative expenses were adjusted for excess accruals totaling $114,000 that were reversed in 2001 instead of 2000, and (iii) foreign currency amounts were adjusted for various foreign currency transactions.

2000 adjustments

        As discussed above, an adjustment was made to reverse a $0.2 million loss that was recognized in 2000 on our investment in Broadbase and to present the loss as an unrealized loss as of December 31, 2000 within the consolidated statement of other comprehensive loss.

        An analysis of the purchase price allocation resulting from our acquisition of Wall Data in December 1999, indicated we had overstated deferred revenue at December 31, 1999 on certain software contracts that were acquired from Wall Data, on which Wall Data had recognized revenue prior to being acquired by us. The impact of the incorrect purchase price allocation was an overstatement of goodwill and deferred revenue at the acquisition date, and a resulting overstatement of revenue in 2000 upon the amortization of the deferred revenue. Consequently, we recorded a $2.3 million adjustment to reduce revenue in 2000 with an offsetting reduction of impairment expense, given that the goodwill resulting from the acquisition had been written-off in 2000.

          During 2000, we incorrectly wrote-off $810,000 of trade receivables against liabilities, that had been recorded in connection with the acquisition of Wall Data. Consequently, we recorded an adjustment of $810,000 to increase bad debt expense in 2000 and reduce identifiable intangibles relating to the acquisition.

          Certain revenue, expense and gain transactions were recorded in accumulated comprehensive loss. Consequently, an adjustment was recorded in 2000 to remove the transactions from accumulated comprehensive loss with offsetting increases to revenue, selling expenses, and gain on investment, of $1,112,000, $756,000 and $116,000, respectively. In addition, corrections to the accumulated comprehensive loss account related to periods prior to 2000 increased accumulated deficit by $344,000 as of December 31, 1999.

          Income from investment securities had been recorded as unrealized gains during 2000 instead of investment income. Consequently, we recorded an adjustment of $451,000 to recognize the investment income for fiscal 2000.

          We had previously not reported cost of services revenues as a component of cost of revenues. Accordingly, we recorded an adjustment to reclassify $14.1 million in operating expense to cost of services revenue for fiscal 2000 to reflect the cost of services revenue as a component of cost of revenues.

          The Company’s accounts receivable reserve at December 31, 1999 was understated at that date by approximately $600,000. Consequently, we recorded an adjustment to decrease bad debt expense in 2000 by $600,000, and to increase accumulated deficit as of December 31, 1999 by the same amount, given that the shortfall in the reserve at December 31, 1999 resulted in an overstatement of bad debt expense for 2000.

          In connection with the reduction of the amortization period for goodwill and other intangible assets related to our acquisition of FTP, as discussed above, we recorded an adjustment in 2000 to increase amortization expense by $173,000.

          In addition to the above adjustments: (i) certain general and administrative expenses were adjusted for excess accruals totaling $114,000 (as discussed above), and (ii) foreign currency adjustments were recorded for various foreign currency transactions.

Restated financial statements

         As a result of the adjustments described above, the accompanying interim condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 have been restated from the amounts previously reported to reflect the correction of the matters described above.

         In addition, we intend to restate our 2001 and 2000 consolidated financial statements to reflect the adjustments described above.

         A summary of the significant effects of the restatements, as adjusted for the one-for-seven reverse stock split discussed in Note 6, is as follows (In thousands, except per share amounts):

	Three months ended		Three months ended
	March 31, 2002		March 31, 2001

	(As previously		(As previously
	reported)	(As restated)	reported)	(As restated)

Statement of Operations Data:
Total net revenues	$18,997	$19,032	$21,731	$21,652
Gross margin	16,528	16,564	19,042	18,964
Sales and marketing	9,605	9,605	13,791	13,980
Research and development	3,597	3,597	5,709	5,723
General and administrative	2,471	2,471	3,681	3,715
Amortization of goodwill and intangibles	843	793	1,502	1,444
Interest income and other, net	34	81	801	1,152
Foreign currency transaction losses	(546)	(595)	(70)	(401)
Provision for income taxes	33	71	135	322
Net loss	(533)	(487)	(5,234)	(5,469)
Net loss per share — basic and diluted	$(0.06)	$(0.05)	$(0.56)	$(0.59)

	(As previously
	reported)	(As restated)

Balance Sheet Data as of March 31, 2002:
Goodwill and other intangibles, net	$16,738	$13,439
Total assets	74,030	70,738
Deferred revenue	18,327	18,765
Income taxes payable	3,747	1,835
Accumulated deficit	(113,201)	(116,286)
Accumulated comprehensive loss	(5,545)	(4,278)
Total stockholders’ equity	39,834	38,016

Balance Sheet Data as of December 31, 2001:
Goodwill and other intangibles, net	$17,581	$14,231
Total assets	79,436	76,093
Deferred revenue	21,154	21,627
Income taxes payable	3,811	1,861
Accumulated deficit	(112,668)	(115,799)
Accumulated comprehensive loss	(5,639)	(4,372)
Total stockholders’ equity	40,952	39,088

Statement of Operations Data for the year ended December 31, 2001:
Total net revenues	$79,970	$79,249
Gross margin	76,516	67,664
Sales and marketing	53,220	45,104
General and administrative	10,579	10,792
Amortization of goodwill and intangibles	6,077	5,843
Interest income and other, net	2,104	2,636
Foreign currency transaction losses	—	(419)
Loss on investment exchange	—	(1,824)
Provision for income taxes	78	728
Net loss	(9,294)	(12,372)
Net loss per share — basic and diluted	$(1.00)	$(1.33)

	(As previously
	reported)	(As restated)

Balance Sheet Data as of December 31, 2000:
Goodwill and other intangibles, net	$23,689	$22,705
Total assets	109,981	108,988
Accounts payable	5,050	4,937
Accumulated deficit	(103,374)	(103,427)
Accumulated comprehensive loss	(3,990)	(4,822)
Total stockholders’ equity	53,029	52,144
Statement of Operations Data for the year ended December 31, 2000:
Total net revenues	$104,072	$102,865
Gross margin	99,845	84,510
Research and development	24,394	24,517
Sales and marketing	71,881	60,773
General and administrative	18,740	17,047
Goodwill and other intangible assets impairment	42,164	39,844
Amortization of goodwill and intangibles	14,164	14,338
Interest income and other, net	1,836	2,699
Foreign currency transaction losses	—	(370)
Gain on investments	1,973	2,282
Provision for income taxes	737	737
Net loss	(71,910)	(71,019)
Net loss per share — basic and diluted	$(7.76)	$(7.66)

     The effect of the above adjustments also increased accumulated deficit as of December 31, 1999 by an aggregate of $944,000 from the amount previously reported.

12.	Subsequent events

Loss on investments

     In the third quarter of 2002, we determined that the investment in easyBASE, Ltd. and fusionONE, Inc. was permanently impaired, as a result of continued weakness in the software development industry and our analysis of data provided to us by both companies. In the past, we have invested in a number of companies which have developed technologies which we felt had related use with our products, and had significant opportunity in their own markets. In large part as a result of the current economy, we have determined that our investments in easyBASE and fusionONE have been permanently impaired and have written them down by $1.5 million and $0.3 million, respectively, to expected net realizable values. In addition, we realized a loss of approximately $700,000 on our investment in Kana Software, Inc. As a result, we recorded an aggregate loss on investments of approximately $2.5 million for the three months ended September 30, 2002.

Restructuring charge

     In August 2002, we recorded a restructuring charge of approximately $4.6 million which represents the reduction in force of approximately 130 full-time employees and related benefits, or approximately $2.0 million, plus the cost of excess space and equipment associated with these employees, or approximately $2.6 million. We anticipate that by March 2003, the transition of these people and space will be completed.

NETMANAGE, INC.

Item 2 — Management’s discussion and analysis of financial condition and results of operations.

     Some of the statements contained in this quarterly report on Form 10-Q/A are forward-looking statements, including, but not limited to, those specifically identified as such, that involve risks and uncertainties, including those set forth below under the heading “Factors that may affect our future results and financial condition” and elsewhere in this Report. The statements contained in this Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements included in this Report are based on information available to us as of May 10, 2002, the original filing date of the Form 10-Q, and we assume no obligation to update any such forward-looking statements.

     The financial information for the three month periods ended March 31, 2002 and 2001 reflect the restatement adjustments described in Note 11 to the unaudited condensed consolidated financial statements.

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

     We develop and market these software solutions to allow our customers to access and leverage applications, business processes and data on International Business Machines, or IBM, corporate mainframe computers, and IBM midrange computers such as AS/400 and on UNIX® based servers. We also develop and market software that is designed to allow real time application sharing on corporate networks and across the Internet for the purposes of application support, help and training. We provide professional support, maintenance, and technical consultancy services to our customers in association with the products we develop and market. We provide professional applications and management consultancy to our customers in association with the server-based products we deliver that are designed to allow customers to develop and deploy new web-based applications.

     Our principal products are compatible with Microsoft Corporation’s, or Microsoft’s, Windows XP, Windows 2000, Windows NT, Windows 98, Windows 95, and Windows 3.x operating systems, IBM operating systems, Novell, Inc., or Novell, operating systems and various implementations of the industry standard UNIX operating system such as IBM’s AIX, Hewlett Packard Corporation’s HP/UX, Sun Microsystems Inc.’s Solaris, and the open source Linux system.

     We have a range of host access, publishing and integration products. Our Host Access products are designed to provide the applications and solutions that allow end-user devices, including personal computers, and devices running web browsers, to communicate with large centralized corporate computer systems. Our Host Access products are marketed and sold under the brand name of RUMBA® for client-side solutions. Our Host Access solutions that deliver connectivity for web browser users without the requirement for software on the user’s device other than the browser, collectively known as “zero footprint” solutions are marketed and sold under the brand name of OnWeb®. Our Host Integration products provide server-side solutions that are designed to allow the integration of multiple host applications and business processes to create new applications for the web. Our Host Integration products also allow our customers to integrate existing legacy applications with new platform solutions such as those built using IBM’s WebSphere or BEA’s WebLogic. Our Host Integration products are marketed and sold under the OnWeb® brand name. We and our customers believe that we collectively benefit from the fact that the underlying technology employed by our server-side Host Access and server-side Host Integration solutions is the same.

Critical accounting policies

     Revenue Recognition: We derive revenue primarily from two sources; (1) product revenue, which includes software license and royalty revenue, and (2) services and support revenue which includes software license maintenance and consulting.

     We license our software products on a one and two year term basis, or on a perpetual basis. Our two year term licenses include the first year of maintenance and support. To date, revenues from such licenses have been insignificant.

     We apply the provisions of Statement of Position 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the sale of software products and to hardware transactions where the software is not incidental.

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

     We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee at the transaction date is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

     Service revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on vendor specific objective evidence is deferred and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectibility is deemed probable. To date, consulting revenue has not been significant.

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

     Management’s current estimated range of liability related to pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, the actual outcome may significantly differ from management estimates. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions, in our estimates of the potential liability, could materially impact our results of operation and financial position.

     Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or our allowance in a period changes, the amount recognized as provision for income taxes in the statement of operations could change.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have a full valuation allowance as of March 31, 2002, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our history of losses and our judgement that it is more likely than not that our deferred tax assets will not be recoverable. In the event that actual results differ from these estimates, we will adjust these estimates in future periods.

     Valuation of long-lived and intangible assets and goodwill: We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. Goodwill and other intangible assets amounted to $13.4 million as of March 31, 2002, net of accumulated amortization.

     On January 1, 2002, SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, we ceased to amortize approximately $6.7 million of goodwill. We recorded approximately $2.7 million of amortization of goodwill during 2001 and would have recorded approximately $2.7 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill as of January 1, 2002, and on at least an annual basis thereafter. As required by SFAS No. 142, we conducted an impairment analysis of goodwill and other intangibles and determined that no impairment existed at January 1, 2002, nor do we believe there have been any events or circumstances that would have triggered impairment during the three months ended March 31, 2002.

Operations

     During the past several years, we have implemented a number of initiatives designed to control costs and reduce operating expenses, including the discontinuance of several low revenue-generating products and the implementation of a worldwide restructuring of our operations due to the effect of acquisitions and prevailing market conditions.

     In 2001, we focused on the core competencies of our key business lines — Host Access and Host Integration — each with dedicated development, sales, marketing, and support resources. These products aim to leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Host Access product line includes our products branded Rumba and ViewNow. The Host Integration product line is designed to provide the technology to allow customers to leverage the investment they have in existing host-based systems, applications and business processes for new web-based presentation, applications, and solutions. The Host Integration product line includes our products branded OnWeb. The Real-time Interactive Support functionality, previously sold as the standalone product SupportNow, is being incorporated into our full line of products and we believe adds value to our Host Access and Host Integration product offerings.

     We experienced a reduction in incoming orders from the latter half of 2000 through the third quarter of 2001, and incoming orders did not begin to increase until the fourth quarter of 2001. The slowdown in the North American economy, as well as the events associated with the September 11, 2001 disaster, influenced customers’ willingness to place new orders for our products. We experienced significant revenue reduction in each of the quarters of 2001, compared to the same quarter of the previous year and this trend continued into the first quarter of 2002. In some cases, customers chose to reduce the number of desktop units at the time of annual maintenance renewal to reflect a reduction-in-force at their facilities, or they continued to postpone their buying decisions due to budget constraints. The reduction in revenue in the first quarter of 2002 primarily was attributed to our North American operations. Our first quarter 2002 revenues are approximately 12% less than the amount recorded in the first quarter of 2001 and approximately 3% less than the amount recorded in the fourth quarter of 2001. There can be no assurance that revenues will increase at all in future periods.

     As a result of the slowdown experienced in the latter half of 2000 and throughout 2001, we took steps in fiscal 2001 to simplify our product offerings and messages to our customers. The result of the year-long effort resulted in the consolidation of our products into two major product families — Rumba and OnWeb. Also, steps were taken to install a compliance program to better monitor the reporting of the number of installations at customer sites in accordance with written contracts.

     We initiated restructuring plans as a result of our acquisitions of Wall Data, Simware, and Aqueduct Software, Inc, or Aqueduct, including the $5.6 million restructuring plan announced on August 3, 2000 (see Note 7 — Restructuring of Operations). For most of 2000, we focused on the core competencies of our key business lines — the Host Access product line, the Web Publishing, Integration and Development product line, referred to as Host Integration and the Real-time Interactive Support product line — each with dedicated development, sales, marketing, and support resources. As part of the restructuring announced on August 3 2000, we reduced our workforce by approximately 17%, consisting mostly of Engineering and Customer Support personnel who were focused primarily on our older technologies, predominantly acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and our ability to enhance and expand products acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, we made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional service costs, and an $800,000 settlement to Verity for a software license that we no longer plan to use. As of March 31, 2002, our total cash expenditures incurred were approximately $4.8 million. (See Note 7 — Restructuring of operations.)

     Our Host Access product line is designed to provide the technology to make the connection between personal computers and large corporate computers possible. These products are designed to leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. Our Host Integration product line is designed to provide the technology to allow customers to leverage the investment they have in existing host-based systems, applications and business processes for new web-based presentations, applications and solutions. This product line includes our products branded as OnWeb. Real-time Interactive Support, previously sold as the standalone product SupportNow, is now built into our full line of products and we believe adds value through increased functionality to the Host Access and Host Integration product offerings.

     In fiscal year 2001, we experienced a general decline in revenues compared to the prior year, a trend that has continued into the first quarter of 2002. We believe that our revenues have been adversely impacted by the continued slowdown in technology purchases due to current economic conditions in North America and Europe. We continue to experience pricing pressures on our products. There can be no assurance that revenues will increase at all in future periods.

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

     In the third quarter of 2000, based on our analysis of revised product directions, revenue forecasts and undiscounted future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, we determined that there was a permanent impairment of the long-lived assets related to the acquisitions of Wall Data and FTP. In accordance with SFAS No. 121, we re-evaluated the fair value of these long-lived assets and intangibles using estimated discounted cash flows, which was consistent with the methodology used at the time of the acquisition. As a result, we determined an impairment of $39.8 million of goodwill and other intangibles which was charged to operations in the third quarter of fiscal 2000. In the fourth quarter of 2000, we determined that we had overestimated the liabilities assumed in the FTP and Wall Data acquisitions by approximately $9.4 million. We reversed these liabilities against the remaining goodwill and other intangibles acquired.

     On June 5, 2000, we completed our acquisition of Aqueduct, an early stage web-based application intelligence company. We issued 160,214 shares of our common stock and issued warrants and options to purchase an additional 103,891 shares of our common stock for all the outstanding stock of Aqueduct, including the retirement of $2.2 million of notes payable and accrued interest thereon. We also hired three employees of Aqueduct who subsequently left. The acquisition was accounted for as a purchase. The warrants and options, none of which were exercised, expired on December 5, 2001.

     As described below, under the heading “Factors that may affect our future results and financial condition,” acquisitions involve a number of risks, including risks relating to the integration of the acquired company’s operations, personnel, and products. There can be no assurance that the integration of previously acquired companies, or the integration of any future acquisitions, will be accomplished successfully, and the failure to accomplish effectively any of these integrations could have a material adverse effect on our results of operations and financial condition.

     Three months ended March 31, 2002 compared to March 31, 2001 (dollars in millions):

     This selected unaudited financial data for the three months ended March 31, 2002 and 2001 contains certain financial information that has been restated. (See Note 11 to the unaudited condensed consolidated financial statements for further discussion of this matter.)

	Three months ended March 31

	2002	2001	Change

Net revenues
License fees	$10.2	$11.4	$(1.2)	(10.5)%
Services	8.8	10.3	(1.5)	(14.6)%

Total net revenues	$19.0	$21.7	$(2.7)	(12.4)%
As a percentage of net revenues:
License fees	53.7%	52.5%
Services	46.3%	47.5%

Total net revenues	100.0%	100.0%
Gross margin — license fees	$9.4	$10.6	$(1.2)	(11.3)%
Gross margin — service	7.2	8.4	(1.2)	(14.3)%

Total gross margin	$16.6	$19.0	$(2.4)	(12.6)%
As a percentage of net revenue:
Gross margin — license fees	49.5%	48.9%
Gross margin — service	37.9%	38.7%

Total gross margin	87.4%	87.6%
Research and development	$3.6	$5.7	$(2.1)	(36.8)%
As a percentage of net revenue:	18.9%	26.3%
Sales and marketing	$9.6	$14.0	$(4.4)	(31.4)%
As a percentage of net revenue:	50.5%	64.5%
General and administrative	$2.5	$3.9	$(1.4)	35.9%
As a percentage of net revenue:	13.2%	17.9%
Amortization of intangible assets	$0.8	$1.4	$(0.6)	(42.9)%
As a percentage of net revenue:	4.2%	6.5%
Interest income and other, net	$0.1	$1.2	$(1.1)	(91.7)%
As a percentage of net revenue:	0.0%	5.5%
Foreign currency transaction losses	$(0.6)	$(0.4)	$(0.2)	50.0%
As a percentage of net revenue:	(3.2)%	1.8%
Provision for income taxes	$0.1	$0.3	$(0.2)	(66.7)%
Effective tax rate	—	—
Net loss	$(0.5)	$(5.5)	$5.0	(90.9)%
As a percentage of net revenue:	(2.6)%	(25.3)%

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

     Services revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If the services are included in the initial licensing fee, the fair value of the services is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized, when the services are performed, and the collectibility is deemed probable.

     License fees and services revenues decreased $1.2 million and $1.5 million, respectively, for the three month period ended March 31, 2002 as compared to the same period in 2001. Total net revenues for the three month period ended March 31, 2002 decreased $2.7 million from those recorded in the three month period ended March 31, 2001. These decreases resulted primarily from continued customer decisions to cancel or postpone purchases of our products, due to the sluggish North American and European economies, and to competitive pressures on our average selling prices.

     We have operations worldwide with sales offices located in the United States, Europe, Canada, Latin America, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 27% and 26% for the three months ended March 31, 2002 and 2001, respectively.

     No customer accounted for 10% or more of net revenues in either of the three month periods ended March 31, 2002 and 2001.

Gross margin

     Gross margin decreased slightly as a percentage of net revenues to 87.4% from 87.6% but declined 13% in absolute dollars for the three months ended March 31, 2002 as compared to the three month period ended March 31, 2001. This decline in absolute dollars is primarily the result of the decrease in net revenues of $2.7 million as discussed in ‘Net revenues’ above, partially offset by a reduction in cost of revenues of $0.2 million. Cost of revenues includes direct and indirect expenses associated with both license and services revenues.

     License cost of revenues primarily includes costs associated with order processing, product packaging, documentation and software duplication, the amortization and write-down of acquired technology and royalties paid to third parties for licensed software incorporated into our products. Services cost of revenues includes costs associated with both consulting and customer service, and consists primarily of salaries and commissions, benefits, travel, and occupancy expenses.

     Cost of revenues for license fees increased slightly as a percentage of net license revenues to 7.9% for the three month period ended March 31, 2002 as compared to 7.1% for the same period in 2001 but declined in absolute dollars for the three month period ended March 31, 2002 as compared to the same period in 2001. The fluctuations in both percentage of net revenues and in absolute dollars were primarily the result of reductions in headcount of 6 full-time employees in operations from the first quarter of 2001, continuing cost reduction efforts, a VAT refund of approximately $0.2 million, and a reduction in net license revenue of $1.2 million for the three month period ended March 31, 2002 as compared to the same period in 2001.

     Cost of revenue for services increased slightly to 18.8% from 18.4% as a percentage of net services revenues for the three month period ended March 31, 2002 from the comparable period in 2001 but declined in absolute dollars for the three month period ended March 31, 2002 as compared to the same period in 2001. The decline in cost of revenues for services primarily resulted from a reduction in head count of 17 full-time employees in customer service and consulting from the first quarter of 2001.

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

Research and development

     Research and development, or R & D, expenses primarily consist of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R & D expenses decreased, in absolute dollars and as a percentage of net revenues for the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001, primarily as a result of a reduction in headcount of 45 full-time employees for research and development activities from the first quarter of 2001 to the first quarter of 2002.

     Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established, which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors; including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in either of the three month periods ended March 31, 2002 or March 31, 2001.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising, promotional expenses, occupancy, and related costs. Sales and marketing expenses decreased in absolute dollars for the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001, primarily due to the reduction in sales and support staff of 94 full-time employees from the first quarter of 2001 to the first quarter of 2002 and our ongoing cost reduction efforts in 2001 and 2002.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits, accounting, operating, legal, and proportionate shares of occupancy expenses for our human resources, legal, information technology, facilities and general management functions as well as bad debt expense. General and administrative expenses decreased in absolute dollars and as a percentage of net revenues for the three month period ended March 31, 2002 as compared to the same period in 2001 primarily as a result of our ongoing cost reduction efforts.

Interest income and other, net

     Interest income and other, net for the three month periods ended March 31, 2002 and 2001 are as shown in the following table (In thousands):

	Three months ended
	March 30,

	2002	2001

Interest income
On cash & investments	$99	$311
On tax refunds	—	863
Interest expense	(19)	(21)
Other income (expense)	1	(1)

Total	$81	$1,152

     The reduction in interest earned on cash and investments results from a reduction of our cash balances and lower interest rates from 2001 to 2002.

     For the three month period ended March 31, 2002 interest income of $99,000 was received on cash and investments. Interest income on tax refunds for 2001 includes $0.9 million received on a $5.1 million income tax refund received in the first quarter.

     Transaction gains and losses from foreign currency activity exclude activity flowing through our inter-company accounts (see below).

Foreign currency transaction losses

     For the three month period ended March 31, 2002, foreign currency transaction losses includes transaction losses associated with inter-company accounts of approximately $0.6 million, almost exclusively as a result of the decline in the value of the Israeli Shekel against the U.S. dollar and the Euro. For the comparable quarter of fiscal year 2001, the transaction loss associated with inter-company accounts was approximately $0.4 million.

Provision for income taxes

     Our provision for income taxes primarily relates to international and state taxes.

Liquidity and capital resources

March 31,
(In millions)	2002

As of:

Cash and cash equivalents	$33.6
Short-term investments	0.7

For the three months ended:

Net cash provided by operating activities	1.9
Net cash used in investing activities	(0.3)
Net cash used in financing activities	(0.7)

     Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary stock offerings and preferred stock issuances, from which we derived aggregated net proceeds of approximately $72.5 million. We do not have a bank line of credit.

     During the three months ended March 31, 2002, our aggregate cash, cash equivalents and short-term investments increased from $33.6 million to $34.3 million. This increase was due primarily to the collection of accounts receivable, offset by an increase in prepaid expenses, a reduction in accounts payable, a reduction in deferred revenue, and the purchase of approximately $0.7 million in treasury stock.

     Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any specific commitments with regard to future capital expenditures.

     Net cash used in financing activities in the three month period ended March 31, 2002 reflects our purchases of our common stock, from time to time, through the open market.

     Our Board of Directors, or Board, has authorized the purchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. In the twelve months ended December 31, 2001, we repurchased 337,221 shares of our common stock on the open market at an average purchase price of $5.49 per share for a total cost of approximately $1.9 million. During the three months ended March 31, 2002, we repurchased 113,272 shares of our common stock on the open market at an average purchase price of $6.00 per share for a total cost of approximately $0.7 million. Cumulatively, as of March 31, 2002, we had repurchased 1,501,788 shares of our common stock at an average price of $12.62 per share for a total cost of approximately $19.0 million.

     At March 31, 2002, we had working capital of $18.3 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

     We mitigate default and liquidity risks by investing only in high credit quality securities, and by positioning our portfolio to respond appropriately to a significant reduction in the credit rating of any investment issuer or guarantor. To ensure portfolio liquidity, the portfolio includes only marketable securities with active secondary or resale markets. We mitigate territory risk by only allowing up to 25% of the portfolio to be placed outside of the United States.

Foreign currency risk

     We conduct business in various foreign currencies, primarily in Europe and Israel. Prior to 2000, we had established a foreign currency-hedging program, utilizing foreign currency forward exchange contracts (forward contracts) to hedge certain foreign currency exposures in certain European countries. Under this program, increases or decreases in our foreign currency transactions were partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of short-term earnings volatility.

     We have not entered into any foreign currency forward contracts in either 2001 or 2002.

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

Our operating results have fluctuated significantly in the past and may continue to do so in the future, which could cause our stock price to decline

     We have experienced, and expect to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others:

•	general economic conditions, in particular, the recent slowdown of purchases of information technology due to current economic conditions in North America;

•	demand for our products;

•	introduction or enhancements to our products and those of our competitors;

•	technological changes in computer networking;

•	competitive pricing pressures;

•	market acceptance of new products;

•	customer order deferrals in anticipation of new products and product enhancements;

•	the size and timing of individual product orders;

•	mix of international and domestic revenues;

•	mix of distribution channels through which our products are sold;

•	impact of, or failure to enter into, strategic alliances to promote our products;

•	quality control of our products;

•	changes in our operating expenses;

•	personnel changes; or

•	foreign currency exchange rates.

     In addition, our acquisition of complementary businesses, products or technologies may cause fluctuations in our operating results due to in-process research and development charges, the amortization of acquired identifiable intangible assets, and integration costs such as those recorded in connection with the acquisitions of FTP, Wall Data, Simware, and Aqueduct.

     Since we generally ship software products within a short period after receipt of an order, we do not typically have a material backlog of unfilled orders, and our revenues in any one quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter. Our expenses are based in part on our expectations as to future revenues and to a large extent are fixed. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for our products in relation to our expectations or any material delay of customer orders would have an almost immediate adverse impact on our operating results and on our ability to achieve profitability.

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

We have not been profitable on an annual basis since 1995 and may never achieve profitability in the future

     We had a net loss from operations of approximately $12.4 million for the year ended December 31, 2001. Despite our operating profit in the first quarter of 2002, we have not achieved profitability on an annual basis since 1995 and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, price competition may make it difficult for us to achieve profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We expect our prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our revenues or maintain our prices and profit margins even if our sales volumes increase. We need to significantly increase our sales volume and/or reduce our costs to be profitable in future periods. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

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

We had been notified by Nasdaq that our stock price had fallen below the minimum bid price listing requirement to maintain a listing on the Nasdaq National Market and were subsequently notified that our failure to timely file our Form 10-Q for the quarter ended June 30, 2002 may subject our common stock to delisting; the low price of our common stock may impair its liquidity

     We received a letter from the staff of the Nasdaq National Market, or Nasdaq, dated June 20, 2002 notifying us that we no longer complied with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Marketplace Rule 4450(a)(5), and that our stock was therefore subject to delisting from the Nasdaq National Market.

     On August 21, 2002, we received a letter from the Nasdaq Stock Market, Inc. notifying us of our failure to timely file our Form 10-Q for the quarter ended June 30, 2002 as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4310(c)(14). This failure subjected our common stock to delisting by the Nasdaq National Market. Nasdaq indicated that it would consider this additional delinquency in determining whether continued listing of our common stock on the Nasdaq National Market was appropriate.

     On September 12, 2002, we communicated with the Panel with an update as to the implementation of our reverse stock split and the re-audit of our financial results for the years ended December 31, 2001 and 2000. In the correspondence we mentioned that stockholders representing a majority of our outstanding common stock at the Special Meeting of the Stockholders held on August 28, 2002 had approved our reverse stock split. Given the additional time needed to complete the re-audit work by our independent accountants, we requested an extension to our September 13, 2002 compliance date.

     On September 18, 2002, we received a letter from Nasdaq acknowledging that on September 4, 2002, we implemented a reverse stock split at a ratio of one-for-seven that resulted, as of September 17, 2002, in our regaining compliance with the minimum bid price of $1.00 per share by trading at or above the $1.00 per share minimum bid price for ten consecutive trading days. The Panel determined to continue the listing of our common stock on Nasdaq on the condition that on or before November 1, 2002 we file our delinquent Form 10-Q for the period ended June 30, 2002 and all amended public reports required to be filed with the Securities and Exchange Commission, or Commission, and that we otherwise continue to comply with all other continued listing requirements of Nasdaq.

     On November 5, 2002, we received additional correspondence from the Panel extending to November 14, 2002 the date by which we are required to comply with the continued listing requirements of Nasdaq by filing our Forms 10-Q for the quarters ending June 30, 2002 and September 30, 2002 and all amended public reports required to be filed with the Commission.

     On November 14, 2002, we communicated with the Panel with respect to our failure to file our Forms 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and all amended public reports required to be filed with the Commission, as required by the November 5, 2002 correspondence from the Panel, and requested an extension of our November 14, 2002 target date. As of the date of this report, the Panel has not responded to our request. In the event that the Panel does not grant our request for an extension or, if granted, we fail to comply with any terms of the Panel’s decision, our securities may be delisted from Nasdaq and may be traded over-the-counter or on the “Pink Sheets”, assuming we meet the qualification requirements for either or both of these markets.

     Since regaining compliance with Nasdaq’s $1.00 minimum bid price listing requirement, the bid price for our common stock has, at times, fallen below $1.00. Even if we regain compliance with Nasdaq rules, if our common stock trades below $1.00 for thirty consecutive days, we may again be subject to delisting by Nasdaq.

Our acquisitions may have a material adverse effect on our operating results and financial condition

     We consummated several merger and acquisition transactions, including the acquisitions of Wall Data and Simware in the fourth quarter of 1999, and the acquisition of Aqueduct in the second quarter of 2000. These acquisitions were motivated by various factors, including the desire to obtain new technologies, expand and enhance our product offerings, expand our customer base, attract key personnel, and strengthen our presence in the international and OEM marketplaces. Product and technology acquisitions entail numerous risks, including;

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

We have undergone significant restructurings, which may have a material adverse effect on our operating results

     In early December 1999, following our acquisitions of Wall Data and Simware, we initiated a plan to restructure our worldwide operations in order to integrate the operations of Wall Data and Simware. We undertook further restructurings of our operations in August 2000, and again in August 2002. These restructuring plans involved reductions in our worldwide workforce and the consolidation of certain of our sales, customer support, and research and development facilities. These restructuring plans may not be successful and may not improve future operating results. Completion of the restructuring plans may disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. We may also be required to implement additional restructuring plans in the future.

     The successful combination of companies requires coordination of sales and marketing with research and development efforts, and can be difficult to accomplish. The integration of both Wall Data and Simware involved geographically separated organizations (in suburban Kirkland, Washington; Boston, Massachusetts; Cupertino and Irvine, California; Ottawa, Ontario, Canada; and Haifa, Israel), and personnel with diverse business backgrounds and corporate cultures. We believe that factors such as the ongoing attention and dedication of management and resources required to effect the complete integration of both Wall Data and Simware, and the consequent disruption in the business of all parties involved, contributed to interruptions and loss of momentum in our business activities. Our ability to maintain or increase revenues from the sale of products from Wall Data and Simware on an ongoing basis depends in part on our ability to effectively respond to these factors.

We may not be able to successfully make acquisitions of or investments in other companies or technologies

     We have very limited experience in acquiring or making investments in companies, technologies or services. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make additional acquisitions in the future if we determine that an acquisition would further our corporate strategy. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel from the acquired business. However, the key personnel of the acquired business may decide not to work for us. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business as we did in the third quarter of 2000. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect us, or that any such acquisition will be successful in enhancing our business. If any acquisitions are effected through issuance of stock, our shareholders may suffer dilution and any cash would weaken our balance sheet.

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

     Many of our current competitors have, and many of our future competitors may have substantially greater, financial, technical, sales, marketing and other resources, in addition to greater name recognition and a larger customer base than us. The market for our products is characterized by significant price competition and we anticipate that, in the future, we will face increasing pricing pressures from our competitors. In addition, our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins, and loss of market share, any of which could harm our business.

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

If we fail to manage technological change, respond to consumer demands or evolving industry standards or if we fail to enhance our products’ interoperability with the products of our customers, demand for our products will decrease and our business will suffer

     From time to time, many of our customers have delayed purchase decisions due to the confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve our position in our industry, we must successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. We have experienced difficulty from time-to-time in developing and introducing new products and enhancing existing products in a manner that satisfies customer requirements and changing market demands. Any further failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition, and results of operations. The failure to develop products or product enhancements incorporating new functionality on a timely basis could cause customers to delay the purchase of our current products or cause customers to purchase products from our competitors; either situation would adversely affect our business, financial condition, and results of operations. We may not be successful in developing new products or enhancing our existing products on a timely basis, and any new products or product enhancements developed by us may not achieve market acceptance. In addition, we incorporate software and other technologies owned by third parties into certain of our products and as a result, we are dependent upon such third parties’ ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes.

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship many of our products and our business will be seriously harmed

     Certain of our products incorporate software and other technologies developed and maintained by third parties. We license these technologies from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements or find suitable replacements, we would not be able to ship many of our products and our business would be materially harmed. For example, we have a license agreement with Dart Communications, Inc. for Power TCP Telnet and Power TCP VT320 for 5 years, which we use in the OnWeb product line. There can be no assurance that we would be able to replace the functionality provided by the third party technologies currently offered in conjunction with our products if those technologies become unavailable to us or obsolete or incompatible with future versions of our products or market standards.

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

Our pending patent applications may never be issued, and even if issued, may provide us with little protection

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

We have received notices of claims that may result in litigation and we may become involved in costly and time-consuming litigation over proprietary rights

     Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third party infringement claims as the number of competitors grows and the functionality of products in different areas of the industry overlaps. Third parties may currently have, or may eventually be issued, patents that would be infringed by our products or technology. Certain of these third parties may make a claim of infringement against us with respect to our products and technology. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties seeking indemnification against such infringement or indicating that we may be interested in obtaining a license from such third parties. Any claims or actions asserted against us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not to be resolved in our favor, we could become subject to substantial damage claims and be prohibited from using the technology at issue without a royalty or license agreement. These royalty or license agreements, if required, might not be available on acceptable terms, or at all, and could result in significant costs and harm our business. If a successful claim of infringement is made against us and we cannot develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

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

•	unexpected changes in regulatory requirements;

•	legal uncertainty, including reduced intellectual property protection;

•	increased prevalence of intellectual property piracy and misappropriation;

•	language barriers in business discussions;

•	cultural differences in the negotiation of contracts and conflict resolution;

•	time zone differences;

•	the limitations imposed by U.S. export laws;

•	changes in markets caused by a variety of political, social and economic factors;

•	tariffs and other trade barriers;

•	costs and risks of localizing products for foreign countries;

•	longer accounts receivable payment cycles;

•	difficulties in managing international operations;

•	currency exchange rate fluctuations;

•	potentially adverse tax consequences;

•	repatriation of earnings; and

•	the burdens of complying with a wide variety of foreign laws.

     Many of our customers are subject to many of the risks described above. These factors may have an adverse effect on our international sales and, consequently, on our business, financial condition or results of operations. See “—We face risks from the uncertainties of current and future governmental regulation.”

Terrorist attacks and threats or actual war could adversely affect our operating results and the price of our common stock

     The terrorist attacks in the U.S., the U.S. response to these attacks, the threat of war in Iraq, and the related decline in consumer confidence and continued economic weakness have had an adverse impact on our operations. Recent consumer reports indicate that consumer confidence has reached its lowest level since 1993. If consumer confidence continues to decline or does not recover, our revenues and results of operations may continue to be adversely impacted in the remainder of 2002 and beyond. Any escalation in these events or any similar future events may disrupt our operations or those of our customers. These events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which has and could, continue to harm our sales. In addition these events could increase volatility in the U.S. and worldwide financial markets and economy, which could harm our stock price and may limit the capital resources available to us and our customers. This could have significant impact on our operating results, revenues and costs and may result in the increased volatility in the market price of our common stock.

Uncertainties exist regarding our stock repurchase program

     Previously, we announced that our board of directors had approved the repurchase of up to 2,142,857 shares of our common stock. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. In addition, such repurchases are at the discretion of our management and may be reduced or stopped altogether at any time. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase under this stock repurchase program.

It may be difficult to raise needed capital in the future, which could significantly harm our business

     We may require substantial additional capital to finance our future growth and fund our ongoing operations through the remainder of 2002 and beyond. Our capital requirements will depend on many factors including, among other things:

•	acceptance of and demand for our products;

•	the number and timing of acquisitions and the cost of such acquisitions;

•	the costs of developing new products;

•	the costs associated with our expansion; and

•	the extent to which we invest in new technology and research and development projects.

     Although our current business plan does not foresee the need for further financing activities to fund our operations for the foreseeable future, due to risks and uncertainties in the marketplace as well as a potential of pursuing further acquisitions, we may need to raise additional capital. If we issue additional stock to raise capital particularly at our current low price per share, our stockholders’ ownership in NetManage would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us. In addition, our current inability to register any shares issued by us in connection with future financing activities or acquisitions on Form S-3 due to our recent failure to timely file our Form 10-Q for the period ended June 30, 2002 may increase the transaction costs of engaging in such activities and may delay the timing of the consummation of transactions.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

     As of August 28, 2002, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 1.8 million shares, or approximately 19.8% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our stock option plan, our shareholder rights plan, and our certificate of incorporation and bylaws make changes of control difficult even if they would be beneficial to stockholders

     Our 1992 Stock Option Plan currently provides that in the event a change in control of NetManage occurs, each outstanding option will automatically accelerate in full, unless: (i) the option is assumed by the successor corporation or otherwise continued in effect, or (ii) the option is replaced with a cash incentive program which preserves the spread existing on the unvested option shares (the excess of the fair market value of those shares over the option exercise price payable for such shares) and provides for subsequent payout in accordance with the same vesting schedule in effect for those option shares. In addition, all unvested shares outstanding under the 1992 Stock Option Plan will immediately vest, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. Furthermore, all options granted prior to the June 5, 2002 statement of our 1992 Stock Option Plan will accelerate upon a change in control of NetManage. Our 1999 Nonstatutory Stock Option Plan currently provides that, in the event of a change of control of NetManage, all options outstanding under the plan would become fully vested and exercisable and would be terminated if not exercised prior to the closing of such change of control transaction. These acceleration of vesting provisions may have the effect of deterring or reducing the price that a potential acquiror would be willing to pay to acquire NetManage.

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

Item 3. Quantitative and qualitative disclosures about market risk

     The information required by Item 3 is incorporated by reference from the section entitled “Disclosures about market risk” found above, under Item 2, “Management’s discussion and analysis of financial condition and results of operations”.

PART II OTHER INFORMATION

Item 1. Legal proceedings

Legal proceedings

     On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against us, and our affiliates Network Software Associates, Inc. or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. The United States government declined to pursue the action on its own behalf and, therefore, the action is pursued by Kenneth Fisher. We, and our affiliates, first learned of the action when we were served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss us from this action in exchange for our agreement to toll, or forego, applicable statutes of limitation as to Mr. Fisher’s claims.

     On May 13, 2002, on an order of the court following defendants’ successful motion to strike the second amended complaint filed by Mr. Fisher on January 31, 2002, Mr. Fisher filed a Third Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8 (a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a) (1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2) in connection with NSA’s application and certification as a Section 8 (a) minority owned and controlled company. In addition, the Complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division, in violation of 31 U.S.C. § 3729 (a) (3). Mr. Fisher alleges damages in excess of $30,000,000.

     We did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. However, Mr. Fisher alleges that any liabilities of NSA and NetSoft passed to us. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. We, and our affiliates, vigorously dispute Mr. Fisher’s allegations.

     We may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business.

Item 2. Changes in securities and use of proceeds

Not applicable

Item 3. Defaults upon senior securities

Not applicable

Item 4. Submission of matters to a vote of security holders

Not applicable

Item 5. Other information

Subsequent event

     Ido Hardanog was appointed to the position of senior vice president, engineering in October 2002. In addition, in September 2002, Bob Fedorciow joined our management staff as vice president and general manager of Europe.

     On November 14, 2002, we communicated with the Panel with respect to our failure to file our Forms 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and all amended public reports required to be filed with the Commission, as required by the November 5, 2002 correspondence from the Panel, and requested an extension of our November 14, 2002 target date. As of the date of this report, the Panel has not responded to our request. In the event that the Panel does not grant our request for an extension or, if granted, we fail to comply with any terms of the Panel's decision, our securities may be delisted from Nasdaq and may be traded over-the-counter or on the “Pink Sheets,” assuming we meet the qualification requirements for either or both of these markets.

Item 6. Exhibits and reports on Form 8-K

a.	Exhibits — None

b.	We filed no reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC. (Registrant)

DATE: November 20, 2002	By: /s/ Michael Peckham Michael Peckham Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Zvi Alon, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of NetManage, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 20, 2002	/s/ Zvi Alon

Zvi Alon Chief Executive Officer

I, Michael Peckham, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of NetManage, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 20, 2002	/s/ Michael Peckham

Michael Peckham Chief Financial Officer