Form 10-Q
period 2002-06-30
NETMANAGE INC
filed 2002-11-20
CIK 909793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

NETMANAGE, INC.

NETMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2002	2001

		(As restated, see note 11)
ASSETS

Current assets:

Cash and cash equivalents	$30,615	$32,766

Short-term investments	173	792

Accounts receivable, net of allowances of $2,091 and $2,448, respectively	11,239	17,801

Prepaid expenses and other current assets	4,231	3,487

Total current assets	46,258	54,846

Property and equipment, at cost

Computer software and equipment	8,948	9,259

Furniture and fixtures	5,580	6,138

Leasehold improvements	1,733	2,805

	16,261	18,202

Less — Accumulated depreciation and amortization	(13,226)	(14,319)

Net property and equipment	3,035	3,883
Goodwill, net	6,701	6,701

Other intangibles, net	5,945	7,530

Other assets	3,325	3,133

Total assets	$65,264	$76,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,981	$2,691

Accrued liabilities	5,898	7,261

Accrued payroll and payroll-related expenses	3,572	3,279

Deferred revenue	16,956	21,627

Income taxes payable	1,783	1,861

Total current liabilities	30,190	36,719

Long-term liabilities	160	286

Total liabilities	30,350	37,005

Commitments and contingencies (Note 9)

Stockholders’ equity:

Common stock, $0.01 par value

Authorized - 125,000,000 shares

Issued - 10,614,346 and 10,528,631 shares, respectively

Outstanding - 8,945,975 and 9,140,115 shares, respectively	106	105

Treasury stock, at cost - 1,668,371 and 1,388,516 shares, respectively	(19,910)	(18,267)

Additional paid in-capital	177,762	177,421

Accumulated deficit	(120,061)	(115,799)

Accumulated other comprehensive loss	(2,983)	(4,372)

Total stockholders’ equity	34,914	39,088

Total liabilities and stockholders’ equity	$65,264	$76,093

The accompanying notes are an integral part of these condensed consolidated financial statements

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

		(As restated, see Note 11)		(As restated, see Note 11)
Net revenues:

License fees	$7,936	$9,399	$18,111	$20,808

Services	8,304	11,007	17,161	21,250

Total net revenues	16,240	20,406	35,272	42,058

Cost of revenues:

License fees	579	1,002	1,382	1,807

Services	1,651	2,380	3,316	4,263

Total cost of revenues	2,230	3,382	4,698	6,070

Gross margin	14,010	17,024	30,574	35,988

Operating expenses:

Research and development	3,592	4,777	7,189	10,500

Sales and marketing	10,181	11,157	19,786	25,137

General and administrative	2,499	2,967	4,970	6,682

Amortization of intangible assets	792	1,444	1,585	2,888

Total operating expenses	17,064	20,345	33,530	45,207

Loss from operations	(3,054)	(3,321)	(2,956)	(9,219)

Loss on investment exchange	—	(1,824)	—	(1,824)

Interest income and other, net	122	693	203	1,845

Foreign currency transaction gains/(losses)	(713)	203	(1,308)	(198)

Loss before provision for income taxes	(3,645)	(4,249)	(4,061)	(9,396)

Provision for income taxes	130	265	201	587

Net loss	$(3,775)	$(4,514)	$(4,262)	$(9,983)

Net loss per share:

Basic and diluted	$(0.42)	$(0.48)	$(0.47)	$(1.07)

Weighted average common shares and equivalents:

Basic and diluted	8,977	9,353	9,031	9,335

The accompanying notes are an integral part of these condensed consolidated financial statements

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

		(As restated, see Note 11)		(As restated, see Note 11)
Net loss	$(3,775)	$(4,514)	$(4,262)	$(9,983)

Other comprehensive income (loss):

Unrealized gain (loss) on investments, net	(570)	67	(630)	67

Foreign currency translation adjustments, net	1,865	264	2,019	397

Comprehensive loss	$(2,480)	$(4,183)	$(2,873)	$(9,519)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,

	2002	2001

		(As restated, see Note 11)
Cash flows from operating activities:

Net loss	$(4,262)	$(9,983)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,576	4,997

Loss on disposal of property, plant & equipment	265	—

Provision for doubtful accounts and returns	9	—

Write-off of prepaid royalty, patents, and copyrights	—	8

Loss on investment exchange	—	1,824

Changes in operating assets and liabilities, net of business combinations:

Accounts receivable	6,580	8,030

Refundable income taxes	—	7,467

Prepaid expenses and other current assets	(607)	(133)

Other assets	45	370

Accounts payable	(612)	(2,061)

Accrued liabilities, payroll and payroll-related expenses	(522)	(6,477)

Deferred revenue	(4,397)	(3,734)

Income taxes payable	217	368

Long-term liabilities	(126)	(1,430)

Net cash used in operating activities	(834)	(754)

Cash flows from investing activities:

Purchases of short-term investments	(11)	(69,877)

Proceeds from sales and maturities of short-term investments	—	69,909

Purchases of property and equipment	(467)	(209)

Net cash used in investing activities	(478)	(177)

Cash flows from financing activities:

Proceeds from sale of common stock, net of issuance costs	342	539

Purchases of common stock	(1,643)	(672)

Net cash used in financing activities	(1,301)	(133)

Effect of exchange rate changes on cash	462	541

Net decrease in cash and cash equivalents	(2,151)	(523)

Cash and cash equivalents, beginning of the period	32,766	35,015

Cash and cash equivalents, end of the period	$30,615	$34,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim financial data

          The accompanying interim unaudited condensed consolidated financial statements of Net Manage, Inc., (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2002 could differ materially from those reported in this Form 10-Q. The Company believe the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. In the accompanying notes to the condensed consolidated financial statements the Company is also referred to as “Management”, “We”, or “Our”.

2. Consolidation

         The interim unaudited condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

3. Summary of significant accounting policies:

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

         Comprehensive loss is comprised of net loss and other comprehensive items such as foreign currency translation gain/loss and unrealized gains or losses on marketable securities.

Cash and cash equivalents

         We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-term investments

         We account for our investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, our investments are currently classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, reported in our consolidated statement of other comprehensive income. Held-to-maturity securities are valued using the amortized cost method. At June 30, 2002 and 2001, the fair value of the time deposit investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments.

         Our investment in KANA Software Inc. is included in Short-term investments. (See Note 12.)

Prepaid expenses and other current assets

         Prepaid expenses and other current assets as of June 30, 2002 include a $275,000 convertible bridge financing loan receivable, due on December 31, 2002, from easyBASE, Ltd.

Other investments

         Other investments mainly consist of equity interests in private companies with less than 20% ownership interests. These investments are accounted for under the cost method.

         On May 4, 2000 we invested $1.5 million in 2,822 shares of Series B Preferred stock in easyBASE, Ltd. which is approximately 12% of the total ownership of easyBASE, Ltd. Our Chairman and Chief Executive Officer, Zvi Alon, also has a personal investment in easyBASE, Ltd. He is also a member of the easyBASE, Ltd. Board of Directors.

         In May, June and December 1999, we invested a total of $275,000 in pcFirst, Inc. On April 28, 2001, pcFirst, Inc. was purchased by fusionOne, Inc., a development stage company, and we received 13,625 shares of common stock of fusionOne, Inc. Our investment represents less than 1% of the total ownership of fusionOne, Inc.

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

Accrued liabilities and restructuring

         We account for restructuring charges under the provisions of Emerging Issues Task Force (EITF) Issue, No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and Staff Accounting Bulletin (SAB) No. 100 regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

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

4. Recent accounting pronouncements

         In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities,which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and we do not expect that adoption will have a material impact on our historical results of operations, our financial position or our liquidity. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

         In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. Although we do not currently expect the adoption of SFAS No. 144 to have a material impact on our financial statements, we will continue to assess any impairment of long-lived assets.

         In June 2001, the FASB issued SFAS No.’s 141 and 142, Business Combinations and Goodwill and Other Intangible Assets, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

5. Goodwill and other intangible assets, net

         We adopted SFAS No. 142 beginning January 1, 2002 and discontinued amortization of all goodwill and assembled workforce recorded in our books as of that date. The following table presents net loss had SFAS No. 142 been applied at the beginning of fiscal 2001 (In thousands, except net per share):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss, as reported	$(3,775)	$(4,514)	$(4,262)	$(9,983)

Goodwill amortization	—	664	—	1,328

Assembled workforce amortization	—	20	—	40

Net loss, as adjusted	$(3,775)	$(3,830)	$(4,262)	$(8,615)

Net loss per share (Basic and diluted)

As reported	$(0.42)	$(0.48)	$(0.47)	$(1.07)

Goodwill amortization	—	0.07	—	0.14

Assembled workforce amortization	—	—	—	0.01

As adjusted	$(0.42)	$(0.41)	$(0.47)	$(0.92)

Weighted average common shares and equivalents

Basic and diluted	8,977	9,353	9,031	9,335

Goodwill includes both the carrying amount of goodwill and assembled workforce, less accumulated amortization, as follows (In thousands):

	June 30,	December 31,
	2002	2001

Carrying amount of:

Goodwill	$17,658	$17,658

Assembled workforce	1,035	1,035

Gross carrying amount of goodwill	18,693	18,693

Less accumulated amortization:

Goodwill	(11,181)	(11,181)

Assembled workforce	(811)	(811)

Net carrying amount of goodwill	$6,701	$6,701

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (In thousands):

	June 30,	December 31,
	2002	2001

Carrying amount of:

Developed technology	$12,154	$12,154

Customer base	3,315	3,315

RUMBA trade name	1,557	1,557

Patents & copyrights	398	398

Gross carrying amount of other intangibles	17,424	17,424

Less accumulated amortization:

Developed technology	(7,859)	(6,710)

Customer base	(2,273)	(1,991)

RUMBA trade name	(1,065)	(935)

Patents & copyrights	(282)	(258)

Net carrying amount of other intangibles	$5,945	$7,530

         SFAS No. 142 also requires companies to perform an impairment test within six months of adopting the statement. We conducted an impairment analysis of goodwill and other intangible assets and determined that no impairment existed at January 1, 2002, nor have there been any events or circumstances that would have created an impairment during the six months ended June 30, 2002.

6. Net loss per share

         On August 28, 2002, our stockholders approved a one-for-seven reverse stock split of our common stock. The reverse stock split became effective at the close of business on September 3, 2002. All share and per share information in the accompanying financial statements has been adjusted to retroactively give effect to the reverse stock split.

         Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the applicable periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three and six month periods ended June 30, 2002 and 2001, the number of shares used in the computation of diluted loss per share were the same as those used for the computation of basic loss per share. For the three and six month periods ended June 30, 2002, potentially dilutive securities of 75,306 and 134,927 shares, respectively, were not included in the computation of diluted net loss per common share as they would be anti-dilutive. For the three and six month periods ended June 30, 2001, potentially dilutive securities of 130,272 and 165,292 shares, respectively, were not included in the computation of diluted net loss per common share as they would be anti-dilutive.

7. Restructuring of operations

         On August 3, 2000, we announced a restructuring of our operations, which was designed to re-focus our core business functions and reduce operating expenses. In connection with the restructuring, we reduced our workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses and the write down of certain assets. The total amount of the restructuring charge was $5.6 million which primarily consisted of approximately $3.0 million of expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional service costs and an $800,000 settlement to Verity Systems, Inc. for a software license that we no longer planned to use. As of June 30, 2002, our total cash expenditures incurred were $4.9 million. In June 2002, based on a review of our continuing obligations associated with the original restructuring charge, we recorded a reduction in estimate for facilities of approximately $566,000 and an increase in estimate for other charges of approximately $267,000. As of June 30, 2002, our total cash expenditures incurred were $4.9 million. The remaining reserve related to this restructuring was approximately $0.4 million, and is included in accrued liabilities as of June 30, 2002.

         The following table lists the components of our August 2000 restructuring reserve for the six month period ended June 30, 2002 (In thousands):

	Excess
	Facilities	Other	Total

Balance at December 31, 2001	$930	$27	$957

Reserve utilized in the six month period ended June 30, 2002	(253)	(52)	(305)

Change in estimate recorded to restructuring expense	(566)	267	(299)

Balance at June 30, 2002	$111	$242	$353

         In the fourth quarter of 1999, following the acquisitions of Wall Data, Inc., or Wall Data, and Simware, Inc., or Simware, we initiated a plan to restructure our worldwide operations in order to integrate the operations of the two acquired companies. In connection with this plan, we recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee terminations and $0.5 million for legal, accounting, and other. We anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $3.8 million, which we expected to be funded from internal operations. As of June 30, 2002, our total cash expenditures incurred were approximately $2.9 million. In June 2002, based on a review of our continuing obligations associated with the original restructuring reserve, we recorded a reduction in estimate for facilities of approximately $348,000. The remaining reserve related to this restructuring is approximately $0.6 million, and is included in accrued liabilities as of June 30, 2002.

         The following table lists the change in our restructuring reserve for the six month period ended June 30, 2002 (In thousands):

Excess
Facilities

Balance at December 31, 2001	$958

Reserve utilized in the six month period ended June 30, 2002	(57)

Change in estimate recorded to restructuring expense	(348)

Balance at June 30, 2002	$553

         Prior to the acquisition by us, Wall Data had initiated a plan to restructure their worldwide operations to re-focus Wall Data on their core business functions and to reduce operating expenses. In conjunction with the acquisition, we recorded the remaining restructuring accrual of approximately $0.7 million for facilities-related expenses as an accrued liability. As of June 30, 2002, we had incurred costs of approximately $0.5 million. In June 2002, based on a review of our continuing obligations associated with the original restructuring charge, we recorded a reduction in estimate for facilities of approximately $193,000. The remaining reserve related to this restructuring was approximately $7,000 and is included in accrued liabilities as of June 30, 2002.

         The following table lists the change in the Wall Data restructuring reserve for the six month period ended June 30, 2002 (In thousands):

Excess
Facilities

Balance at December 31, 2001	$211

Reserve utilized in the six month period ended June 30, 2002	(11)

Change in estimate recorded to restructuring expense	(193)

Balance at June 30, 2002	$7

         In August 1998, following the acquisition of FTP Software, Inc., or FTP we initiated a plan to restructure our worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, we recorded a $7.0 million charge to operating expenses in 1998. In addition, prior to our acquisition of FTP, FTP had recorded a restructuring charge. We assumed the remaining restructuring liability of $9.7 million as of the date of acquisition for a total restructuring liability of $16.7 million. We completed the majority of these restructuring actions by the end of 1998. We anticipated that these restructuring actions would require total cash expenditures of approximately $13.7 million. In June 2002, based on a review of our continuing obligations associated with the original restructuring charge, we recorded an increase in the estimate for facilities of approximately $0.8 million. This increase relates to lease obligations for facilities located in the United Kingdom that we were not able to sublet as originally planned. The remaining reserve related to this restructuring is approximately $1.0 million and is included in accrued liabilities as of June 30, 2002.

         The following table lists the change in the FTP restructuring charge for the six month period ended June 30, 2002 (In thousands):

Excess
Facilities

Balance at December 31, 2001	$465

Reserve utilized in the six month period ended June 30, 2002	(313)

Change in estimate recorded to restructuring expense	840

Balance at June 30, 2002	$992

8. Treasury stock

         During the first six months of 2002, we repurchased 279,855 shares of our outstanding common shares on the open market at an average purchase price of $5.87 per share for a total cost of approximately $1.6 million. In the second quarter of 2002, we purchased 166,583 shares of our outstanding common shares on the open market at an average purchase price of $5.79 per share for a total cost of approximately $1.0 million

9. Commitments and contingencies

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

         On August 21, 2002, we received a letter from Nasdaq Market, Inc. notifying us of our failure to timely file our Form 10-Q for the quarter ended June 30, 2002 as required by Nasdaq under Nasdaq Marketplace Rule 4310(c)(14). This failure subjected our common stock to delisting by Nasdaq. Nasdaq indicated that it would consider this additional delinquency in determining whether continued listing of our common stock on the Nasdaq National Market was appropriate.

         On September 12, 2002, we communicated with the Nasdaq Listing Qualification Panel or Panel, with an update as to the implementation of our reverse stock split and the re-audit of our financial results for the years ended December 31, 2001 and 2000. In the correspondence, we mentioned that stockholders representing a majority of outstanding common stock at the Special Meeting of the Stockholders held on August 28, 2002 had approved our reverse stock split. Given the additional time needed to complete the re-audit, we requested an extension to our September 13, 2002 compliance date.

         On September 18, 2002, we received a letter from Nasdaq acknowledging that on September 4, 2002, we implemented a reverse stock split at a ratio of one-for-seven that resulted, as of September 17, 2002, in our regaining compliance with the minimum bid price of $1.00 per share by trading at or above the $1.00 per share minimum bid price for ten consecutive trading days. The Panel determined to continue the listing of our common stock on Nasdaq on the condition that on or before November 1, 2002 we file our delinquent Form 10-Q for the period ended June 30, 2002 and all amended public reports required to be filed with the Securities and Exchange Commission or Commission, and that we otherwise continue to comply with all other continued listing requirements of Nasdaq.

         On November 5, 2002, we received additional correspondence from the Panel extending to November 14, 2002 the date by which we are required to comply with the continued listing requirements of Nasdaq by filing our Forms 10-Q for the quarters ending June 30, 2002 and September 30, 2002 and all amended public reports required to be filed with the Commission.

         On November 14, 2002, we communicated with the Panel with respect to our failure to file our Forms 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and all amended public reports required to be filed with the Commission, as required by the November 5, 2002 correspondence from the Panel, and requested an extension of our November 14, 2002 target date. As of the date of this report, the Panel has not responded to our request. In the even that the Panel does not grant our request for an extension or, if granted, we fail to comply with any terms of the Panel's decision, our securities may be delisted from Nasdaq and may be traded over-the-counter or on the “Pink Sheets,” assuming we meet the qualification requirements for either or both of these markets.

          Since regaining compliance with Nasdaq’s $1.00 minimum bid price listing requirement, the bid price for our common stock has, at times, fallen below $1.00. Even if we regain compliance with Nasdaq rules, if our common stock trades below $1.00 for thirty consecutive days, we may again be subject to delisting by Nasdaq.

11.	Restatement of financial statements

         Subsequent to the issuance of our interim unaudited condensed consolidated financial statements for the three months ended March 31, 2002, we determined that the accounting treatment was inappropriate for certain transactions that had been previously recorded in 2000, 2001, and the first three months of 2002. Those transactions for 2000 and 2001 are described below. Those transactions for the first three months of 2002 are described in the Form 10-Q/A for the quarter ended March 31, 2002.

2001 adjustments

         A loss of approximately $1.6 million in the Company’s investment in Broadbase had been recorded as unrealized loss in accumulated comprehensive loss as of the business combination date between Broadbase and KANA in June 2001 rather than as a loss recorded in the consolidated results of operations in accordance with Emerging Issues Task Force Issue No. 91-5, Nonmonetary Exchange of Cost-Method Investments. Furthermore, we recorded a realized loss of $0.2 million on this investment in 2000 (see further discussion below), which should have been recognized as an unrealized loss within accumulated comprehensive loss until the date of the business combination between KANA and Broadbase, at which time it should have been recorded as a realized loss. As a result, we recorded an adjustment to recognize the total realized investment loss of $1.8 million for the year ended December 31, 2001 and the three and six month periods ended June 30, 2001.

         During 2001, we recorded an income tax benefit of approximately $2.6 million upon utilization of pre-acquisition net operating losses and tax credits of Simware in Canada to offset Canadian taxable income. We determined that the utilization of the related deferred tax assets, for which we had previously established a full valuation allowance, should have been recorded as a reduction to goodwill rather than as an income tax benefit. Additionally, tax liabilities were adjusted by approximately $1.9 million to reflect a favorable tax settlement in 2001 of a tax audit at the Haifa, Israel subsidiary. As a result of the adjustment to goodwill, amortization expense related to goodwill for the three and six month periods ended June 30, 2001 and the year ended December 31, 2001, has been reduced by approximately $162,500, $325,000, and $650,000, respectively. The net increase to the provision for income taxes resulting from the two tax adjustments described above was $92,000, $279,000 and $650,000 for the three and six month periods ended June 30, 2001, and the year ended December 31, 2001, respectively.

         Third party transactions were improperly included within accumulated comprehensive loss as of December 31, 2001. Consequently, we recorded an adjustment to remove these transactions from comprehensive loss, which decreased services revenue by a net amount of approximately $355,000 in 2001. The net impact of this adjustment was an increase to services revenue of $13,000 for the three months ended March 31, 2001 and a decrease of $114,000 for the six months ended June 30, 2001.

          We recorded license and service revenue for certain software contracts that should have been deferred as of December 31, 2001. Accordingly, we recorded an adjustment to reduce license revenue by $316,000 and service revenue by $157,000 for 2001 with an offsetting increase to deferred revenue at December 31, 2001.

          We had previously not reported cost of services revenue as a component of cost of revenues. Accordingly, we recorded an adjustment to reclassify $8.1 million in operating expense to cost of services revenue for fiscal 2001 to reflect the cost of services revenue as a component of cost of revenues. The impact on cost of services revenue for the three and six month periods ended June 30, 2001 was approximately $2.4 million and $4.3 million, respectively.

          In the third quarter of fiscal 2000, we wrote-off $10.0 million of goodwill and other intangibles related to the 1998 acquisition of FTP. At that time, we should have reduced the amortization period of the remaining intangible assets from the FTP acquisition. Consequently, we recorded an adjustment in 2001 to increase amortization expense by $416,000, to recognize the impact of the reduced amortization period for that year. The increase in amortization expense for the three and six-month periods ended June 30, 2001 was $104,000 and $208,000, respectively.

In addition to the above adjustments: (i) income from marketable securities totaling $133,000 was adjusted from unrealized to realized income; (ii) certain general and administrative expenses were adjusted for excess accruals totaling $114,000 that were reversed in 2001 instead of 2000, and (iii) foreign currency amounts were adjusted for various foreign currency transactions.

2000 adjustments

         As discussed above, an adjustment was made to reverse a $0.2 million loss that was recognized in 2000 on our investment in Broadbase and to present the loss as an unrealized loss as of December 31, 2000 within the consolidated statement of comprehensive loss.

          An analysis of the purchase price allocation resulting from our acquisition of Wall Data in December 1999, indicated we had overstated deferred revenue at December 31, 1999 on certain software contracts that were acquired from Wall Data, on which Wall Data had recognized revenue prior to being acquired by us. The impact of the incorrect purchase price allocation was an overstatement of goodwill and deferred revenue at the acquisition date, and a resulting overstatement of revenue in 2000 upon the amortization of the deferred revenue. Consequently, we recorded a $2.3 million adjustment to reduce revenue in 2000 with an offsetting reduction of impairment expense, given goodwill resulting from the acquisition had been written-off in 2000.

          During 2000, we incorrectly wrote-off $810,000 of trade receivables against liabilities that had been recorded in connection with the acquisition of Wall Data. Consequently, we recorded an adjustment of $810,000 to increase bad debt expense in 2000 and reduce identifiable intangibles relating to the acquisition.

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

          The Company’s accounts receivable reserve at December 31, 1999 was understated at that date by approximately $600,000. Consequently, we recorded an adjustment to decrease bad debt expense for 2000 by $600,000 and to increase accumulated deficit as of December 31, 1999 by the same amount, given that the shortfall in the reserve at December 31, 1999 resulted in an overstatement of bad debt expense for 2000.

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

Restated financial statements

         As a result of the adjustments described above, the accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2001 have been restated from the amounts previously reported to reflect the correction of the matters described above.

         In addition, we intend to restate our 2001 and 2000 consolidated financial statements to reflect the adjustments described above.

         A summary of the significant effects of the restatements, as adjusted for the one-for-seven reverse stock split discussed in Note 6, is as follows (In thousands, except per share amounts):

	Three months ended June 30, 2001		Six months ended June 30, 2001

	(As previously		(As previously
	reported)	(As restated)	reported)	(As restated)

Statement of Operations Data:

Total net revenues	$20,349	$20,406	$42,080	$42,058

Gross margin	19,347	17,024	40,273	35,988

Research and development	4,765	4,777	10,474	10,500

Sales and marketing	13,535	11,157	29,399	25,137

General and administrative	2,815	2,967	6,496	6,682

Amortization of goodwill and intangibles	1,503	1,444	3,005	2,888

Interest income and other, net	940	693	1,671	1,845

Foreign currency transaction gain (losses)	—	203	—	(198)

Loss on investment exchange	—	(1,824)	—	(1,824)

Provision for income taxes	173	265	308	587

Net loss	(2,504)	(4,514)	(7,738)	(9,983)

Net loss per share — basic and diluted	$(0.27)	$(0.48)	$(0.83)	$(1.07)

	(As previously
	reported)	(As restated)

Balance Sheet Data as of December 31, 2001:

Goodwill and other intangibles, net	$17,581	$14,231

Total assets	79,436	76,093

Deferred revenue	21,154	21,627

Income taxes payable	3,811	1,861

Accumulated deficit	(112,668)	(115,799)

Accumulated comprehensive loss	(5,639)	(4,372)

Total stockholders’ equity	40,952	39,088

Statement of Operations Data for the year ended December 31, 2001:

Total net revenues	$79,970	$79,249

Gross margin	76,516	67,664

Sales and marketing	53,220	45,104

General and administrative	10,579	10,792

Amortization of goodwill and intangibles	6,077	5,843

Interest income and other, net	2,104	2,636

Foreign currency transaction losses	—	(419)

Loss on investment exchange	—	(1,824)

Provision for income taxes	78	728

Net loss	(9,294)	(12,372)

Net loss per share — basic and diluted	$(1.00)	$(1.33)

Balance Sheet Data as of December 31, 2000:

Goodwill and other intangibles, net	$23,689	$22,705

Total assets	109,981	108,988

Accounts payable	5,050	4,937

Accumulated deficit	(103,374)	(103,427)

Accumulated comprehensive loss	(3,990)	(4,822)

Total stockholders’ equity	53,029	52,144

Statement of Operations Data for the year ended December 31, 2000:

Total net revenues	$104,072	$102,865

Gross margin	99,845	84,510

Research and development	24,394	24,517

Sales and marketing	71,881	60,173

General and administrative	18,740	17,047

Goodwill and other intangible assets impairment	42,164	39,844

Amortization of goodwill and intangibles	14,164	14,338
Interest income and other, net	1,836	2,699

Foreign currency transaction losses	—	(370)

Gain on investments	1,973	2,282

Provision for income taxes	737	737

Net loss	(71,910)	(71,019)

Net loss per share — basic and diluted	$(7.76)	$(7.66)

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

Restructuring charge

         In August 2002, we recorded a restructuring charge of approximately $4.6 million which represents the reduction in force of approximately 130 full-time employees, or approximately $2.0 million, plus the cost of excess space and equipment associated with these employees, or approximately $2.6 million. We anticipate that by March 2003, the transition of these people and space will be completed.

NETMANAGE, INC.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

          Some of the statements contained in this quarterly report on Form 10-Q are forward-looking statements, including, but not limited to, those specifically identified as such, that involve risks and uncertainties, including those set forth below under the heading “Factors that may affect our future results and financial condition” and elsewhere in this report. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

         The financial information for the three and six month periods ended June 30, 2001 reflect the restatement adjustments described in Note 11 to the unaudited condensed consolidated financial statements.

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

Critical accounting policies

         Revenue Recognition: We derive revenue from primarily two sources; (1) product revenue, which includes software license and royalty revenue, and (2) services and support revenue which includes software license maintenance and consulting.

         We license our software products on a one or two year term basis or on a perpetual basis. Our two year based licenses include the first year of maintenance and support. To date revenues from such licenses have been insignificant.

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

         Product is sold without the right of return, except for defective product that may be returned for replacement. To date, such returns have been insignificant. Certain of our sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. Our international distributors generally do not have return rights and, as such, we generally recognize sales to international distributors upon shipment, provided all other revenue recognition criteria has been met.

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

         Allowances for doubtful accounts and litigation: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the collectibility of our accounts receivables. We analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $13.3 million, net of allowance for doubtful accounts of $2.1 million as of June 30, 2002.

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

         Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of June 30, 2002, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our history of losses and our judgement that it is more likely than not that our deferred tax assets will not be recoverable. In the event that actual results differ from these estimates, we will adjust these estimates in future periods.

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

         •     significant negative industry or economic trends; or

         •     our market capitalization relative to net book value.

         When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. Goodwill and other intangible assets amounted to $12.6 million as of June 30, 2002, net of accumulated amortization.

         On January 1, 2002, SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, we ceased to amortize approximately $6.7 million of goodwill. We recorded approximately $2.7 million of amortization of goodwill during 2001 and would have recorded approximately $2.7 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill as of January 1, 2002, and on at least an annual basis thereafter. As required by SFAS No. 142, we conducted an impairment analysis of goodwill and other intangibles and determined that no impairment existed at January 1, 2002, nor do we believe there have been any events or circumstances that would have triggered an impairment during the six months ended June 30, 2002.

Operations

         During the past several years, we have implemented a number of initiatives designed to control costs and reduce operating expenses, including the discontinuance of several low revenue-generating products and the implementation of a worldwide restructuring of our operations due to the effect of acquisitions and prevailing market conditions.

         In 2001, we focused on the core competencies of our key business lines — Host Access and Host Integration — each with dedicated development, sales, marketing, and support resources. These products aim to leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Host Access product line includes our products branded Rumba and ViewNow. The Host Integration product line is designed to provide the technology to allow customers to leverage the investment they have in existing host-based systems, applications and business processes for new web-based presentation, applications, and solutions. The Host Integration product line includes our products branded OnWeb. The Realtime Interactive Support functionality, previously sold as the standalone product SupportNow, is being incorporated into our full line of products and we believe adds value to our Host Access and Host Integration product offerings.

         We experienced a reduction in incoming orders from the latter half of 2000 through the third quarter of 2001, and incoming orders did not begin to increase until the fourth quarter of 2001. The slowdown in the North American and European economies, as well as the events associated with the September 11, 2001 disaster, influenced customers’ willingness to place new orders for our products. We experienced significant revenue reduction in each quarter of 2001, compared to the same quarter of the previous year and this trend continued into the second quarter of 2002. In some cases, customers chose to reduce the number of desktop units at the time of annual maintenance renewal to reflect a reduction-in-force at their facilities, or they continued to postpone their buying decisions due to budget constraints. The reduction in revenue in the second quarter of 2002 primarily was attributed to our North American operations. Our second quarter 2002 revenues are approximately 20% less than the amount recorded in the second quarter of 2001 and approximately 15% less than the amount recorded in the first quarter of 2002. There can be no assurance that revenues will increase at all in future periods.

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

         We initiated restructuring plans as a result of our acquisitions of Wall Data, Simware, and Aqueduct Software, Inc, or Aqueduct, including the $5.6 million restructuring plan announced on August 3, 2000 (see Note 7 - Restructuring of operations). For most of 2000, we focused on the core competencies of our key business lines — the Host Access product line, the Web Publishing, Integration and Development product line, referred to as Host Integration and the Real-time Interactive Support product line — each with dedicated development, sales, marketing, and support resources. As part of the restructuring, we announced on August 3, 2000 a reduction in our workforce of approximately 17%, consisting mostly of Engineering and Customer Support personnel who were focused primarily on our older technologies, predominantly acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and our ability to enhance and expand products acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, we made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional service costs, and an $800,000 settlement to Verity for a software license that we no longer plan to use. As of June 30, 2002, our total cash expenditures incurred were approximately $5.4 million. (See Note 7 — Restructuring of Operations).

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

         In fiscal year 2001, we experienced a general decline in revenues compared to the prior year, a trend that has continued into the second quarter of 2002. We believe that our revenues have been adversely impacted by the continued slowdown in technology purchases due to current economic conditions in North America and Europe. We continue to experience pricing pressures on our products. There can be no assurance that revenues will increase at all in future periods.

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

         In the third quarter of 2000, based on our analysis of revised product directions, revenue forecasts and undiscounted future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, we determined that there was a permanent impairment of the long-lived assets related to the acquisitions of Wall Data and FTP. In accordance with SFAS No. 121, we re-evaluated the fair value of these long-lived assets and intangibles using estimated discounted cash flows which was consistent with the methodology used at the time of the acquisition. As a result, we determined an impairment of $39.8 million in goodwill and other intangibles which was charged to operations in the third quarter of fiscal 2000. In the fourth quarter of 2000, we determined that we had overestimated the liabilities assumed in the FTP and Wall Data acquisitions by approximately $9.4 million. We reversed these liabilities against the remaining goodwill and other intangibles acquired.

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

         Three and six months ended June 30, 2002 compared to June 30, 2001 (dollars in millions):

          This selected financial data for the three and six months ended June 30, 2002 and 2001 contains certain financial information that has been restated. (See Note 11 to the unaudited condensed consolidated financial statements for further discussion of this matter.)

	Three months ended June 30,				Six months ended June 30,
	2002	2001	Change		2002	2001	Change

Net revenues

License fees	$7.9	$9.4	$(1.5)	(16.0)%	$18.1	$20.8	$(2.7)	(13.0)%

Services	8.3	11.0	(2.7)	(24.5)%	17.2	21.3	(4.1)	(19.2)%

Total net revenues	16.2	20.4	(4.2)	(20.6)%	35.3	42.1	(6.8)	(16.2)%

As a percentage of net revenues:

License fees	48.8%	46.1%			51.3%	49.4%

Services	51.2%	53.9%			48.7%	50.6%

Total net revenues	100.0%	100.0%			100.0%	100.0%

Gross margin — license fees	$7.3	$8.4	$(1.1)	(13.1)%	$16.7	$19.0	$(2.3)	(12.1)%

Gross margin — service	6.7	8.6	$(1.9)	(22.1)%	13.9	17.0	$(3.1)	(18.2)%

Total gross margin	$14.0	$17.0	$(3.0)	(17.6)%	$30.6	$36.0	$(5.4)	(15.0)%

As a percentage of net revenue:

Gross margin — license fees	45.1%	41.2%			47.3%	45.1%

Gross margin — service	41.3%	42.1%			39.4%	40.4%

Total gross margin	86.4%	83.3%			86.7%	85.5%

Research and development	$3.6	$4.8	$(1.2)	(25.0)%	$7.2	$10.5	$(3.3)	(31.4)%

As a percentage of net revenue:	22.2%	23.5%			20.4%	24.9%

Sales and marketing	$10.2	$11.2	$(1.0)	(8.9)%	$19.8	$25.1	$(5.3)	(21.1)%

As a percentage of net revenue:	63.0%	54.9%			56.1%	59.6%

General and administrative	$2.5	$3.1	$(0.6)	(19.3)%	$5.0	$6.7	$(1.7)	(25.4)%

As a percentage of net revenue:	15.4%	15.2%			14.2%	15.9%

Amortization of intangible assets	$0.8	$1.4	$(0.6)	(42.9)%	$1.6	$2.9	$(1.3)	(44.8)%

As a percentage of net revenue:	4.9%	6.9%			4.5%	6.9%

Loss on investment exchange	$—	$1.8	$(1.8)	—%	$—	$1.8	$(1.8)	—%

As a percentage of net revenue:	0.0%	8.8%			0.0%	4.3%

Interest income and other, net	$0.1	$0.7	$(0.6)	(85.7)%	$0.2	$1.8	$(1.6)	(88.9)%

As a percentage of net revenue:	0.1%	3.4%			.1%	4.3%

Foreign currency transaction losses	$(0.7)	$0.2	$(0.9)	(450)%	$(1.3)	$(.2)	$(1.1)	(550.0)%

As a percentage of net revenue:	(4.3)%	0.1%			3.7%	.1%

Provision for income taxes	$0.1	$0.3	$(0.2)	(66.7)%	$0.2	$0.67	$(0.4)	(66.7)%

Effective tax rate	0.6%	1.5%			.1%	1.4%

Net income loss	$(3.8)	$(4.5)	$0.7	(15.6)%	$(4.3)	$(10.0)	$5.7	(57.0)%

As a percentage of net revenue:	(23.5)%	(22.1)%			(12.2)%	(23.8)%

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

         License fees and services revenues decreased $1.5 million and $2.7 million, respectively, and $2.7 million and $4.1 million, respectively, for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001. Total net revenues for the three and six month periods ended June 30, 2002 decreased $4.2 million and $6.8 million, respectively, from those recorded in the three and six month periods ended June 30, 2001. These decreases result from continued customer decisions to cancel or postpone purchases of our products, due to the sluggish North American and European economies, to competitive pressures on our average selling prices, and to financial pressures experienced by our customers and targeted customers.

         We have operations worldwide with sales offices located in the United States, Europe, Canada, Latin America, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 30% and 28% for the three months ended June 30, 2002 and 2001, respectively, and 28% and 27% for the six months ended June 30, 2002 and 2001, respectively.

         No customer accounted for 10% or more of net revenues in any of the three or six month periods ended June 30, 2002 or 2001.

Gross margin

         Gross margin increased slightly as a percentage of net revenues to 86.3% and 83.3% and to 86.7% from 85.6%, respectively, but declined 17.7% and 15.0% respectively, in absolute dollars for the three and six month periods ended June 30, 2002 as compared to the three and six month periods ended June 30, 2001. This decline in absolute dollars is primarily the result of the decrease in net revenues of $4.2 million and $6.8 million, respectively for the three and six month periods ended June 30, 2002 compared to the three and six month periods ended June 30, 2002 and reductions in cost of revenues for the three and six month periods ended June 30, 2002 of $1.2 million and $1.4 million, respectively, as compared to the three and six month periods ended June 30, 2001. Our cost of revenues for the three month period ended June 30, 2002 increased $0.2 million from those recorded in the three month period ended March 31, 2002. Cost of revenues includes direct and indirect expenses associated with both license and service revenues.

         License cost of revenues primarily includes costs associated with order processing, product packaging, documentation and software duplication, the amortization and write-down of acquired technology, and royalties paid to third parties for licensed software incorporated into our products. Service cost of revenues includes costs associated with both consulting and customer service, and consists primarily of salaries and commissions, benefits, travel, and occupancy expenses.

         Cost of revenues for license fees decreased as a percentage of net license revenues to 7.3% and 7.6%, respectively, for the three and six month periods ended June 30, 2002 as compared to 7.6% and 8.7% for the same periods in 2001, and declined in absolute dollars for both the three and six month periods ended June 30, 2002 as compared to the same periods in 2001. These decreases in both percentage of revenues and in absolute dollars were primarily the result of reductions in headcount of 6 full-time employees in operations from the second quarter of 2001 to the second quarter of 2002, continuing cost reduction efforts, and a reduction in net license revenue of $1.5 million and $2.7 million, respectively, for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001.

         Cost of revenues for services decreased to 19.9% and 19.3%, respectively, as a percentage of net services revenues for the three and six month periods ended June 30, 2002 from 21.6% and 20.1% for the comparable periods in 2001 and declined in absolute dollars for both the three and six month periods ended June 30, 2002 as compared to the same periods in 2001. The decline in cost of revenues for services primarily resulted from a reduction in head count of 28 full-time employees in customer service and consulting from the second quarter of 2001 to the second quarter of 2002.

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

Research and development

         Research and development, or R & D, expenses primarily consist of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R & D expenses decreased, in absolute dollars and as a percentage of net revenues for the three and six month periods ended June 30, 2002 as compared to the three and six month periods ended June 30, 2001, primarily as a result of a reduction in headcount of 6 full-time employees for research and development activities from the second quarter of 2001 to the second quarter of 2002.

         Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established, which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors; including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in any of the three or six month periods ended June 30, 2002 or June 30, 2001.

Sales and marketing

         Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising, promotional expenses, occupancy, and related costs. Sales and marketing expenses decreased in absolute dollars for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001, primarily due to the reduction in sales and support staff of 61 full-time employees from the second quarter of 2001 to the second quarter of 2002 and our ongoing cost reduction efforts in 2001 and 2002. For the three month period ended June 30, 2002, these expenses increased as a percentage of net revenues as compared to the same period in 2001. However, for the six month period ended June 30, 2002, expenses decreased as a percentage of net revenues as compared to the same period in 2001 primarily because of the decrease in absolute dollars spent on sales and marketing offset in part by the decline in net revenues.

General and administrative

         General and administrative expenses consist primarily of salaries, benefits, accounting, operating, legal, and proportionate shares of occupancy expenses for our human resources, legal, information technology, facilities and general management functions as well as bad debt expense. General and administrative expenses decreased in absolute dollars for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001. For the three month period ended June 30, 2002, expenses increased as a percentage of net revenues as compared to the same period in 2001 primarily as a result of the decrease in net revenues. For the six month period ended June 30, 2002, expenses decreased as a percentage of net revenues as compared to the same period in 2001, primarily as a result of our ongoing cost reduction efforts.

Interest income and other, net

         Interest income and other, net for the three and six month periods ended June 30, 2002 and 2001, respectively, are as shown in the following table (In thousands):

	Three months ending June 30,		Six months ending June 30,

	2002	2001	2002	2001

Interest income:

On cash and investments	$97	$265	$196	$576

On tax refunds	2	436	2	1,299

Interest expense	(3)	(8)	(22)	(29)

Other income (expense)	26	—	27	(1)

Total	$122	$693	$203	$1,845

         The reduction in earned interest results from a reduction of our cash balances and lower interest rates from 2001 to 2002.

         Interest income on tax refunds for 2001 includes $0.9 million received on a $4.3 million income tax refund received in the first quarter of 2001 and $0.4 million received on a $3.1 million income tax refund received in the second quarter of 2001. For the three and six month periods ended June 30, 2002, interest income of $2,000 was received on an income tax refund of $20,000.

         Transaction gains and losses from foreign currency activity excludes activity flowing through our inter-company accounts (see below).

Foreign currency transaction losses

         For the three and six month periods ended June 30, 2002, we recorded transaction losses associated with inter-company accounts of approximately $0.7 million and $1.3 million, respectively, almost exclusively as a result of the decline in the value of the Israeli Shekel against the U.S. dollar and the Euro. For the comparable three and six month periods of fiscal year 2001, the transaction gain associated with inter-company accounts was approximately $0.2 million and the transaction loss was $0.2 million respectively.

Provision for income taxes

         Our provisions for income taxes primarily relates to international and state taxes.

Liquidity and capital resources

June 30,
(In millions)	2002

As of:

Cash and cash equivalents	$30.6

Short-term investments	0.2
For the six month period:

Net cash used in operating activities	(.8)

Net cash used in investing activities	(0.5)

Net cash used in financing activities	(1.3)

         Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary stock offerings and preferred stock issuances, from which we derived aggregated net proceeds of approximately $72.5 million. We do not have a bank line of credit.

         During the six months ended June 30, 2002, our aggregate cash, cash equivalents and short-term investments decreased from $33.6 million to $30.8 million. This decrease resulted primarily from operating losses, the reduction in prepaids and other current assets, accounts payable and accrued liabilities, deferred revenue offset in part by the decrease in accounts receivable. Cash was also consumed for the purchase of approximately $1.6 million of our common stock.

         Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any specific commitments with regard to future capital expenditures.

         Net cash provided by and used in financing activities in the six month periods ended June 30, 2002 reflects our purchases of our common stock, from time to time, through the open market.

         Our Board of Directors, or Board, has authorized the purchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. In the twelve months ended December 31, 2001, we repurchased 337,221 shares of our common stock on the open market at an average purchase price of $5.49 per share for a total cost of approximately $1.9 million. During the six months ended June 30, 2002, we repurchased 279,855 shares of our common stock on the open market at an average purchase price of $5.87 per share for a total cost of approximately $1.6 million. Cumulatively, as of June 30, 2002, we had repurchased 1,668,371 shares of our common stock at an average price of $11.90 per share for a total cost of approximately $19.9 million.

         At June 30, 2002, we had working capital of $16.1 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

         We have not entered into any foreign currency forward contracts in either 2002 or 2001.

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

Our operating results have fluctuated significantly in the past and may continue to do so in the future, which could cause our stock price to decline

         We have experienced, and expect to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others:

•	general economic conditions, in particular, the recent slowdown of purchases of information technology due to current economic conditions in North America and financial pressures experienced by our customers and targeted customers;

•	demand for our products;

•	introduction or enhancements to our products and those of our competitors;

•	technological changes in computer networking;

•	competitive pricing pressures;

•	market acceptance of new products;

•	customer order deferrals in anticipation of new products and product enhancements;

•	the size and timing of individual product orders;

•	mix of international and domestic revenues;

•	mix of distribution channels through which our products are sold;

•	impact of, or failure to enter into, strategic alliances to promote our products;

•	quality control of our products;

•	changes in our operating expenses;

•	personnel changes; or

•	foreign currency exchange rates.

         In addition, our acquisitions, including past acquisitions, of complementary businesses, products or technologies may cause fluctuations in our operating results due to in-process research and development charges, the amortization of acquired intangible assets, and integration costs such as those recorded in connection with the acquisitions of FTP, Wall Data, Simware, and Aqueduct.

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

We have not been profitable on an annual basis since 1995 and may never achieve profitability in the future

         We had a net loss from operations of approximately $12.4 million for the year ended December 31, 2001. Despite our operating profit in the first quarter of 2002, we were not profitable in the second or third quarters of 2002 and have not achieved profitability on an annual basis since 1995, and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, price competition may make it difficult for us to achieve profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We expect our prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our revenues or maintain our prices and profit margins. We need to significantly increase our sales volume and/or reduce our costs to be profitable in future periods. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

We rely significantly on third parties for sales of our products and our revenues could decline significantly with little or no notice

         We rely significantly on our independent distributors, systems integrators, and value-added resellers for marketing and distribution of our products. The agreements in place with these organizations are generally non-exclusive, of limited duration, are terminable with little or no notice by either party and generally do not contain minimum purchase requirements. These distributors of our products are not within our control and generally represent competing product lines of other companies in addition to our products. There can be no assurance that these organizations will give a high priority to the marketing of our products, and they may give a higher priority to the products of our competitors.

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

We had been notified by Nasdaq that our stock price had fallen below the minimum bid price listing requirement to maintain a listing on the Nasdaq National Market and had been subsequently notified that our failure to timely file our Form 10-Q for the quarter ended June 30, 2002 may subject our common stock to delisting; the low price of our common stock may impair its liquidity

         We received a letter from the staff of the Nasdaq Stock Market, or Nasdaq, dated June 20, 2002 notifying us that we no longer complied with the minimum bid price requirement for continued listing, as set forth in Marketplace Rule 4450(a)(5), and that our stock was therefore subject to delisting from the Nasdaq National Market.

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

         On September 18, 2002, we received a letter from Nasdaq acknowledging that on September 4, 2002, we implemented a reverse stock split at a ratio of one-for-seven that resulted, as of September 17, 2002, in our regaining compliance with the minimum bid price of $1.00 per share by trading at or above the $1.00 per share minimum bid price for ten consecutive trading days. The Panel determined to continue the listing of our common stock on the Nasdaq National Market on the condition that on or before November 1, 2002 we file our delinquent Form 10-Q for the period ended June 30, 2002 and all amended public reports required to be filed with the Securities and Commission, or Commission and that we otherwise continue to comply with all other continued listing requirements of Nasdaq.

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

         Since regaining compliance with Nasdaq’s $1.00 minimum bid price listing requirement, the bid price for our common stock has at times fallen below $1.00. Even if we regain compliance with Nasdaq rules, if our common stock trades below $1.00 for thirty consecutive days, we may again be subject to delisting by Nasdaq.

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

We have undergone significant restructurings, which may have a material adverse effect on our operating results

         In early December 1999, following our acquisitions of Wall Data and Simware, we initiated a plan to restructure our worldwide operations in order to integrate the operations of Wall Data and Simware. We undertook further restructurings of our operations, primarily in North America, in August 2000 and again in August 2002. Both restructuring plans involved reductions in our worldwide workforce and the consolidation of certain of our sales, customer support, and research and development facilities. These restructuring plans may not be successful and may not improve future operating results. Completion of the restructuring plans may disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. We may also be required to implement additional restructuring plans in the future.

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

We may not be able to successfully make acquisitions of or investments in other companies or technologies

         We have very limited experience in acquiring or making investments in companies, technologies or services. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make additional acquisitions in the future if we determine that an acquisition would further our corporate strategy. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel from the acquired business. However, the key personnel of the acquired business may decide not to work for us. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business as we did in the third quarter of 2000. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect us, or that any such acquisition will be successful in enhancing our business. If any acquisitions are effected through the issuance of stock, our stockholders may suffer dilution and any cash used would weaken our balance sheet.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs, trade barriers and political and economic instability

         We derived approximately 30% of our net revenues from sales outside of North America (United States and Canada) during the three month period ended March 31, 2002 and 25% during the six months ended June 30, 2002. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

Many of our customers are subject to many of the risks described above. These factors may have an adverse effect on our international sales and, consequently, on our business, financial condition or results of operations. See “ We face risks from the uncertainties of current and future governmental regulation.”

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

         Although our current business plan does not foresee the need for further financing activities to fund our operations for the foreseeable future, due to risks and uncertainties in the marketplace as well as a potential of pursuing further acquisitions, we may need to raise additional capital. If we issue additional stock to raise capital particularly at our current low price per share, our stockholders’ percentage ownership in NetManage would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us. In addition, our current inability to register any shares issued by us in connection with future financing activities or acquisitions on Form S-3 due to our recent failure to timely file our Form 10-Q for the period ended June 30, 2002 may increase the transaction costs of engaging in such activities and may delay the timing of the consummation of transactions.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

         As of August 28, 2002, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 1.7 million shares, or approximately 19.8% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our stock option plan, our shareholder rights plan, and our certificate of incorporation and bylaws make changes of control difficult even if they would be beneficial to stockholders

          Our 1992 Stock Option Plan currently provides that in the event a change in control of NetManage occurs, each outstanding option will automatically accelerate in full, unless: (i) the option is assumed by the successor corporation or otherwise continued in effect or (ii) the option is replaced with a cash incentive program which preserves the spread existing on the unvested option shares (the excess of the fair market value of those shares over the option exercise price payable for such shares) and provides for subsequent payout in accordance with the same vesting schedule in effect for those option shares. In addition, all unvested shares outstanding under the 1992 Stock Option Plan will immediately vest, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. Furthermore, all options granted prior to the June 5, 2002 restatement of our 1992 Stock Option Plan will accelerate upon a change in control of NetManage. Our 1999 Nonstatutory Stock Option Plan currently provides that, in the event of a change in control of NetManage, all options outstanding under that plan would become fully vested and exercisable and would be terminated if not exercised prior to the closing of such a change of control transaction. These acceleration of vesting provisions may have the effect of deterring or reducing the price that a potential acquiror would be willing to pay to acquire NetManage.

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

Item 3. Quantitative and qualitative disclosures about market risk

         The information required by Item 3 is incorporated by reference from the section entitled “Disclosures about market risk” found above, under Item 2, “Management’s discussion and analysis of financial condition and results of operations.”

Item 4. Controls and procedures

Not applicable

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

         On May 13, 2002, on an order of the court following defendants’ successful motion to strike the second amended complaint filed by Mr. Fisher on January 31, 2002, the Mr. Fisher filed a Third Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8 (a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a) (1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2) in connection with NSA’s application and certification as a Section 8 (a) minority owned and controlled company. In addition, the Complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division, in violation of 31 U.S.C. § 3729 (a) (3). Mr. Fisher alleges damages in excess of $30,000,000.

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

Not applicable

Item 3. Defaults upon senior securities

Not applicable

Item 4. Submission of matters to a vote of security holders

The 2002 Annual Meeting of Stockholders was held at our offices at 10725 N. DeAnza Boulevard, Cupertino, California on Wednesday, June 5, 2002 at 9:00 a.m. Pacific Daylight Time, for the following purposes:

1.	To elect two directors to hold office until the Annual Meeting of Stockholders in the year 2005.

2.	To ratify the selection of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 2002.

3.	To approve a restatement to our 1992 Stock Option Plan to increase the number of shares reserved for issuance under the Option Plan by 214,286 shares, to effect certain changes to the Option Plan including the addition of an annual share increase provision to the Option Plan beginning in the calendar year 2003 and continuing through the calendar year 2007, and the extension of the term of the Option Plan to April 24, 2012.

4.	To approve an amendment to our Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the Purchase Plan by 214,286 shares, to add an annual share increase provision to the Purchase Plan beginning in the calendar year 2003 and continuing through the calendar year 2007, and the extension of the term of the Purchase Plan to April 30, 2012

Stockholders of record at the close of business on April 15, 2002 were entitled to vote at the meeting.

a.	One the vote for the election of directors, the following individuals received the number of votes indicated:

	For	Withheld
Mr. Uzia Galil	7,870,939	649,613

Mr. Darrell Miller	7,874,152	646,401

b.	On the motion with respect to the selection of Arthur Andersen LLP as our independent auditors:

For	Against	Abstain
7,620,947	878,717	20,889

c.	On the motion of the approval of the restatement to our 1992 Stock Option Plan:

For	Against	Abstain
2,423,859	1,589,156	25,913

d.	On the motion of the approval of the amendment to our Employee Stock Purchase Plan:

For	Against	Abstain
3,024,526	990,863	25,540

Item 5. Other information

Subsequent events

1.     On July 16, 2002, we filed a preliminary proxy statement that a special meeting of stockholders would be held on Wednesday, August 28, 2002 at 9:00 a.m. local time to consider and act upon a proposed amendment to our Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio ranging from one-for-three up to one-for-ten.

2.     On July 29, 2002, we filed a definitive proxy statement that a special meeting of stockholders would be held on Wednesday, August 28, 2002 at 9:00 a.m. local time to consider and act upon a proposed amendment to our Certificate of Incorporation to effect a reverse stock split of our outstanding common stock at a ratio of one-for-seven.

3.     At our special meeting of stockholders held on August 28, 2002, our stockholders approved a one-for-seven reverse split of our common stock. The reverse stock split became effective at the close of business on September 3, 2002.

4.     Ido Hardanog was appointed to the position of senior vice president, engineering in October 2002. In addition, in September 2002, Bob Fedorciow joined our management staff as vice president and general manager of Europe.

5.     On November 14, 2002, we communicated with the Panel with respect to our failure to file our Forms 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and all amended public reports required to be filed with the Commission, as required by the November 5, 2002 correspondence from the Panel, and requested an extension of our November 14, 2002 target date. As of the date of this report, the Panel has not responded to our request. In the even that the Panel does not grant our request for an extension or, if granted, we fail to comply with any terms of the Panel's decision, our securities may be delisted from Nasdaq and may be traded over-the-counter or on the “Pink Sheets,” assuming we meet the qualification requirements for either or both of these markets.

Item 6. Exhibits and reports on Form 8-K

a.     None

b.     Reports on Form 8-K.

We filed three reports on Form 8-K during the quarter ended June 30, 2002:

1.	On June 14, 2002, we filed Form 8-K, Item 4. Change in Registrants Certifying Accountant announcing the dismissal of our independent public accountants, Arthur Andersen LLP, and the selection of Deloitte & Touche LLP to serve as our new independent accountants for the fiscal year ending December 31, 2002.

2.	On June 27, 2002, we filed Form 8-K, Item 4. Change in Registrants Certifying Accountant, amending the June 14, 2002 filing by incorporating Exhibits 99.2 and 99.3 to the original filing to incorporate by reference a letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 24, 2002 and a letter from Arthur Andersen LLP to NetManage, Inc. dated June 24, 2002 into the original filing.

3.	On June 27, 2002, we filed Form 8-K, Item 5. Other Events pertaining to the receipt of a staff determination letter from The Nasdaq Stock Market, Inc. indicating that we had not met the minimum bid price requirement for continued listing, as set forth in Marketplace Rule 4450(a)(5), and that our common stock was therefore subject to delisting from the Nasdaq National Market. The Form 8-K also announced that we had appealed this determination by requesting a hearing before a Nasdaq listing qualifications panel.

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

Michael Peckham Chief Financial Officer and Senior Vice President (On behalf of the registrant and as Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Zvi Alon, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of NetManage, Inc.;

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

Date: November 20, 2002

/s/ Zvi Alon

Zvi Alon Chief Executive Officer

I, Michael Peckham, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of NetManage, Inc.;

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

/s/Michael Peckham

Michael Peckham Chief Financial Officer