Form 10-Q
period 2002-09-30
NETMANAGE INC
filed 2002-11-20
CIK 909793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES [ ] NO [✓]

Number of shares of registrant’s common stock outstanding as of November 15, 2002: 8,882,231

NETMANAGE, INC.

NETMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2002	December 31, 2001

		(As restated, See Note 12)
ASSETS

Current assets:

Cash and cash equivalents	$28,536	$32,766

Short-term investments	33	792

Accounts receivable, net of allowances of $2,111 and $2,448, respectively	6,912	17,801

Prepaid expenses and other current assets	3,387	3,487

Total current assets	38,868	54,846

Property and equipment, at cost:

Computer software and equipment	1,364	9,259

Furniture and fixtures	5,458	6,138

Leasehold improvements	1,523	2,805

	8,345	18,202

Less — Accumulated depreciation	(5,955)	(14,319)

Net property and equipment	2,390	3,883
Goodwill, net	6,701	6,701

Other intangibles, net	5,153	7,530

Other assets	1,548	3,133

Total assets	$54,660	$76,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,811	$2,691

Accrued liabilities	10,321	7,261

Accrued payroll and payroll-related expenses	2,972	3,279

Deferred revenue	14,171	21,627

Income taxes payable	1,493	1,861

Total current liabilities	30,768	36,719
Long-term liabilities	160	286

Total liabilities	30,928	37,005

Commitments and contingencies (Note 9)

Stockholders’ equity:

Common stock, $0.01 par value

Authorized -125,000,000 shares

Issued - 10,614,346 and 10,528,631 shares, respectively

Outstanding - 8,847,340 and 9,140,115 shares, respectively	106	105

Treasury stock, at cost - 1,767,006 and 1,388,516 shares, respectively	(20,221)	(18,267)

Additional paid-in capital	177,762	177,421

Accumulated deficit	(131,326)	(115,799)

Accumulated comprehensive loss	(2,589)	(4,372)

Total stockholders’ equity	23,732	39,088

Total liabilities and stockholders’ equity	$54,660	$76,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

		(As restated, see Note 12)		(As restated, see Note 12)
Net revenues:

License fees	$5,477	$7,873	$23,588	$28,681

Services	8,616	9,795	25,777	31,045

Total net revenues	14,093	17,668	49,365	59,726

Cost of revenues:

License fees	379	791	1,761	2,598

Services	1,561	1,948	4,877	6,211

Total cost of revenues	1,940	2,739	6,638	8,809

Gross margin	12,153	14,929	42,727	50,917

Operating expenses:

Research and development	3,130	3,817	10,319	14,317

Sales and marketing	8,448	9,713	28,234	34,850

General and administrative	3,729	2,065	8,699	8,747

Restructuring charge	4,614	—	4,614	—

Amortization of intangible assets	793	1,445	2,378	4,333

Total operating expenses	20,714	17,040	54,244	62,247

Loss from operations	(8,561)	(2,111)	(11,517)	(11,330)

Loss on investments	(2,534)	—	(2,534)	(1,824)

Interest income and other, net	69	237	272	2,082

Foreign currency transaction losses	(79)	(231)	(1,387)	(429)

Loss before provision for income taxes	(11,105)	(2,105)	(15,166)	(11,501)

Provision for income taxes	160	132	361	719

Net loss	$(11,265)	$(2,237)	$(15,527)	$(12,220)

Net loss per share:

Basic and diluted	$(1.27)	$(0.24)	$(1.73)	$(1.31)

Weighted average common shares and equivalents:

Basic and diluted	8,878	9,281	8,980	9,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

		(As restated, see Note 12)		(As restated see Note 12)
Net loss	$(11,265)	$(2,237)	$(15,527)	$(12,220)

Other comprehensive income (loss):

Unrealized loss on investments, net	—	(684)	—	(617)

Foreign currency translation adjustments, net	(235)	38	1,784	435

Comprehensive loss	$(11,500)	$(2,883)	$(13,743)	$(12,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

		(As restated, see note 12)
Cash flows from operating activities:

Net loss	$(15,527)	$(12,220)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,796	7,229

Write-off of prepaid royalty, patents and copyrights	—	23

Provision for doubtful accounts and returns	24	(43)

Loss on disposal of property, plant & equipment	526	—

Loss on exchange of marketable securities	758	1,824

Loss of investments	1,773	—

Changes in assets and liabilities:

Accounts receivable	10,896	11,682

Prepaids and other current assets	233	328

Refundable income taxes	—	7,467

Other assets	(15)	381

Accounts payable	(779)	(1,674)

Accrued liabilities, payroll and payroll-related expenses	3,321	(9,373)

Deferred revenue	(7,214)	(4,844)

Income taxes payable	(98)	290

Long-term liabilities	(126)	(1,336)

Net cash used in operating activities	(2,432)	(266)

Cash flows from investing activities:

Purchases of short-term investments	(11)	(111,830)

Proceeds from sales and maturities of short term investments	11	112,683

Purchase of property and equipment	(563)	(398)

Net cash provided by (used in) investing activities	(563)	455

Cash flows from financing activities:

Proceeds from sale of common stock, net of issuance costs	342	539

Purchases of common stock	(1,954)	(964)

Net cash used in financing activities	(1,612)	(425)

Effect of exchange rate changes on cash	377	625

Net increase (decrease) in cash and cash equivalents	(4,230)	389

Cash and cash equivalents, at beginning of period	32,766	35,015

Cash and cash equivalents, at end of period	$28,536	$35,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim financial data

      The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2002 could differ materially from those reported in this Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. In the following notes to the condensed consolidated financial statements, the Company is also referred to as “Management”, “We”, or “Our”.

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

Short-term investments

      We account for our investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, our investments are currently classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, reported in our Consolidated Statement of Other Comprehensive Income. Held-to-maturity securities are valued using the amortized cost method. At September 30, 2002 and 2001, the fair value of the time deposit investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments.

      Our investment in KANA Software Inc. is included in Short-term investments.

Prepaid expenses and other current assets

      Prepaid expenses and other current assets as of September 30, 2002 include a $275,000 convertible bridge financing loan receivable, due December 31, 2002, from easyBASE, Ltd.

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

      We license our software products on a one and two-year term basis or on a perpetual basis. Our two-year term licenses include the first year of maintenance and support. To date such licenses have been insignificant.

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

         In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and we do not expect that the adoption will have a material impact on our historical results of operations, our financial position or our liquidity. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

          In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. Although we do not currently expect the adoption of SFAS No. 144 to have a material impact on our financial statements, we will continue to assess any impairment of long-lived assets.

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

5.	Goodwill and other intangible assets, net

         We adopted SFAS No. 142 beginning January 1, 2002 and discontinued amortization of all goodwill and assembled workforce intangible assets. The following table presents net loss had SFAS No. 142 been applied at the beginning of fiscal 2001 (In thousands, except loss per share):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss, as reported	$(11,265)	$(2,237)	$(15,527)	$(12,220)

Goodwill amortization	—	664	—	1,992

Assembled workforce amortization	—	20	—	60

Net loss, as adjusted	$(11,265)	$(1,553)	$(15,527)	$(10,168)

Net loss per share (Basic and diluted):
As reported	$(1.27)	$(0.24)	$(1.73)	$(1.31)

Goodwill amortization	—	0.07	—	0.21

Assembled workforce amortization	—	—	—	0.01

As adjusted	$(1.27)	$(0.17)	$(1.73)	$(1.09)

Weighted average common shares and equivalents:
Basic and diluted	8,878	9,281	8,980	9,317

         Goodwill includes both the carrying amount of goodwill and assembled workforce less accumulated amortization, as follows (In thousands):

	September 30,	December 31,
	2002	2001

Carrying amount of:

Goodwill	$17,658	$17,658

Assembled workforce	1,035	1,035

Gross carrying amount of goodwill	18,693	18,693

Less accumulated amortization:

Goodwill	(11,181)	(11,181)

Assembled workforce	(811)	(811)

Net carrying amount of goodwill	$6,701	$6,701

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (In thousands).

	September 30,	December 31,
	2002	2001

Carrying amount of:

Developed technology	$12,154	$12,154

Customer base	3,315	3,315

RUMBA trade name	1,557	1,557

Patents & copyrights	398	398

Gross carrying amount of other intangibles	17,424	17,424

Less accumulated amortization:

Developed technology	(8,431)	(6,709)

Customer base	(2,412)	(1,991)

RUMBA trade name	(1,133)	(936)

Patents & copyrights	(295)	(258)

Net carrying amount of other intangibles	$5,153	$7,530

         SFAS No. 142 also requires companies to perform an impairment test within six months of adopting the statement. We conducted an impairment analysis of goodwill and other intangible assets and determined that no impairment existed at January 1, 2002 nor have there been any events or circumstances that would have created an impairment during the nine months ended September 30, 2002.

6.	Net loss per share

         On August 28, 2002, our stockholders approved a one-for-seven reverse stock split of our common stock. The reverse stock split became effective at the close of business on September 3, 2002. All share and per share information in the accompanying financial statements has been adjusted to retroactively give effect to the reverse stock split.

         Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three and nine month periods ended September 30, 2002 and 2001, the number of shares used in the computation of diluted loss per share were the same as those used for the computation of basic loss per share. For the three month periods ended September 30, 2002 and 2001, potentially dilutive securities of 141,694 and 991,858 shares respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. For the nine month periods ended September 30, 2002 and 2001, such potentially dilutive securities totaled 113,768 and 796,376, shares, respectively.

7.	Loss on investments

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

8.	Restructuring of operations

         On August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of the restructuring, we reduced our workforce by approximately 25% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations and $2.0 million of employee and other-related expenses for employee terminations. We anticipate that the execution of the restructuring actions will require total cash expenditures of $4.6 million, which is expected to be funded from internal operations and existing cash balances. As of September 30, 2002, we had incurred costs totaling $4.6 million related to the restructuring, which required $0.7 million in cash expenditures. The remaining reserve related to this restructuring was approximately $3.9 million, and is included in accrued liabilities as of September 30, 2002.

         On August 3, 2000, we announced a restructuring of our operations designed to re-focus on our core business functions and reduce operating expenses. In connection with the restructuring, we reduced our workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses, and the write down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge included approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional services and an $800,000 settlement to Verity for a software license that we do not plan to use. In September 2002, based on a review of our continuing obligations associated with the original restructuring charge, we recorded a reduction in estimate for facilities of approximately $521,000 and an increase in estimate for other charges of approximately $249,000. As of September 30, 2002, our total cash expenditures incurred were $5.0 million. The remaining reserve related to this restructuring was approximately $0.3 million, which is included in accrued liabilities as of September 20, 2002.

         The following table lists the components of the August 2000 restructuring reserve for the nine month period ended September 30, 2002 (In thousands):

	Excess
	Facilities	Other	Total

Balance at December 31, 2001	$930	$27	$957

Reserve utilized in nine months ended September 30, 2002	(303)	(97)	(400)

Change in estimate recorded to restructuring expense	(521)	249	(272)

Balance at September 30, 2002	$106	$179	$285

         In the fourth quarter of 1999, following the acquisitions of Wall Data, Inc., or Wall Data, and Simware Inc., or Simware, we initiated a plan to restructure our worldwide operations in order to integrate the operations of the two acquired companies. In connection with this plan, we recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee terminations and $0.5 million for legal, accounting and other. We anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $3.0 million, which we expected to be funded from internal operations. As of September 30, 2002, our total cash expenditures were approximately $3.0 million. The remaining reserve related to this restructuring is approximately $0.6 million,and is included in accrued liabilities as of September 30, 2002.

The following table lists the change in our restructuring reserve for the nine-month period ended September 30, 2002 (In thousands):

Excess
Facilities

Balance at December 31, 2001	$958

Reserve utilized in nine months ended September 30, 2002	(184)

Change in estimate recorded to restructuring expense	(212)

Balance at September 30, 2002	$562

         Prior to the acquisition, Wall Data had initiated a plan to restructure its worldwide operations to re-focus Wall Data on its core business functions and to reduce operating expenses. In conjunction with the acquisition, we recorded as an accrued liability the remaining restructuring accrual of approximately $0.5 million for facilities-related expenses, net of a $0.2 million reduction for a change in estimate. We anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $0.5 million, which were expected to be funded from internal operations. As of September 30, 2002, we had incurred costs of approximately $0.5 million. The remaining reserve related to this restructuring was approximately $6,000 and is included in accrued liabilities as of September 30, 2002.

The following table lists the change in the Wall Data restructuring reserve for the nine month period ended September 30, 2002 (In thousands):

Excess
Facilities

Balance at December 31, 2001	$211

Reserve utilized in nine months ended September 30, 2002	(12)

Change in estimate recorded to restructuring expense	(193)

Balance at September 30, 2002	$6

         In August 1998, following the acquisition of FTP Software, or FTP, we initiated a plan to restructure our worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, we recorded a $7.0 million charge to operating expenses in 1998. Additionally, prior to the acquisition of FTP by us, FTP recorded a restructuring charge. We assumed the remaining restructuring liability of $9.7 million as of the date of the acquisition for a total restructuring liability of $16.7 million. The remaining reserve related to this restructuring was approximately $0.7 million and is included in accrued liabilities.

         The following table lists the change in the FTP restructuring reserve for the nine month period ended September 30, 2002 (In thousands):

Excess
Facilities

Balance at December 31, 2001	$465

Reserve utilized in nine months ended September 30, 2002	(477)

Change in estimate recorded to restructuring expense	691

Balance at September 30, 2002	$679

9.	Commitments and contingencies

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

         We may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business.

10.	Treasury stock

         During the first nine months of 2002, we repurchased 378,490 shares of our outstanding common shares on the open market for a total cost of approximately $2.0 million at an average price of $5.16 per share. In the third quarter of 2002, we repurchased 98,635 shares of our common stock on the open market at an average price per share of $3.15 for a total cost of approximately $0.3 million.

11.	Correspondence from the Nasdaq National Market

         We received a letter from the staff of the Nasdaq National Market, or Nasdaq, dated June 20, 2002 notifying us that we no longer complied with the minimum bid price requirement for continued listing, as set forth in Marketplace Rule 4450(a) (5), and that our stock was therefore subject to delisting from the Nasdaq National Market.

         On August 21, 2002, we received a letter from Nasdaq, notifying us of our failure to timely file our Form 10-Q for the quarter ended June 30, 2002 as required by Nasdaq Marketplace Rule 4310(c)(14). This failure subjected our common stock to delisting by Nasdaq. Nasdaq indicated that it would consider this additional delinquency in determining whether continued listing of our common stock on the Nasdaq National Market was appropriate.

         On September 12, 2002, we communicated with the Nasdaq Listing Qualifications Panel, or Panel, with an update as to the implementation of our reverse stock split and the re-audit of our financial results for the years ended December 31, 2001 and 2000. In the correspondence we mentioned that stockholders representing a majority of our outstanding common stock at the Special Meeting of Stockholders held on August 28, 2002 had approved our reverse stock split. Given the additional time needed to complete the re-audit work, we requested an extension to our September 13, 2002 compliance date.

         On September 18, 2002, we received a letter from Nasdaq acknowledging that on September 4, 2002, we implemented a reverse stock split at a ratio of one-for-seven that resulted, as of September 17, 2002, in our regaining compliance with the minimum bid price of $1.00 per share by trading at or above the $1.00 per share minimum bid price for ten consecutive trading days. The Panel determined to continue the listing our common stock on Nasdaq on the condition that on or before November 1, 2002 we file our delinquent Form 10-Q for the period ended June 30, 2002 and all amended public reports required to be filed with the Securities and Exchange Commission, or Commission, and that we otherwise continue to comply with all other continued listing requirements of Nasdaq.

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

12.	Restatement of financial statements

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

2001 adjustments

         A loss of approximately $1.6 million in the Company’s investment in Broadbase had been recorded as unrealized loss in accumulated comprehensive loss as of the business combination date between Broadbase and KANA in June 2001 rather than as a loss recorded in the consolidated results of operations in accordance with Emerging Issues Task Force Issue No. 91-5, Nonmonetary Exchange of Cost-Method Investments. Furthermore, we recorded a realized loss of $0.2 million on this investment in 2000 (see further discussion below), which should have been recognized as an unrealized loss within accumulated comprehensive loss until the date of the business combination between KANA and Broadbase, at which time it should have been recorded as a realized loss. As a result, we recorded an adjustment to recognize the total realized investment loss of $1.8 million for the year ended December 31, 2001 and the nine months ended September 30, 2001.

         During 2001, we recorded an income tax benefit of approximately $2.6 million upon utilization of pre-acquisition net operating losses and tax credits of Simware in Canada to offset Canadian taxable income. We determined that the utilization of the related deferred tax assets, for which we had previously established a full valuation allowance, should have been recorded as a reduction to goodwill rather than as an income tax benefit. Additionally, tax liabilities were adjusted by approximately $1.9 million to reflect favorable tax settlement in 2001 of a tax audit at the Haifa, Israel subsidiary.

         As a result of the adjustment to goodwill, amortization expense related to goodwill for the three and nine month periods ended September 30, 2001 and the year ended December 31, 2001, has been reduced by approximately $162,500, $487,500, and $650,000, respectively. The net change to the provision for income taxes resulting from the two tax adjustments described above was a decrease of $47,000, and an increase of $232,000 and $650,000 for the three and nine month periods ended September 30, 2001, and the year ended December 31, 2001, respectively.

         Third party transactions were improperly included within accumulated comprehensive loss as of December 31, 2001. Consequently, we recorded an adjustment to remove these transactions from accumulated comprehensive loss, which decreased services revenue by approximately $355,000 in 2001. The net impact of this adjustment was a decrease to services revenue of $12,000 and $126,000 for the three and nine month periods ended September 30, 2001.

          We recorded license and service revenue for certain software contracts that should have been deferred as of December 31, 2001. Accordingly, we recorded an adjustment to reduce license revenue by $316,000 and service revenue by $157,000 for 2001 with an offsetting increase to deferred revenue at December 31, 2001. The impact of this adjustment for both the three and nine month periods ended September 30, 2001 was a reduction of license and service revenue of $316,000 and $105,000, respectively.

          We had previously not reported cost of services revenue as a component of cost of revenues. Accordingly, we recorded an adjustment to reclassify $8.1 million in operating expense to cost of services revenue for fiscal 2001 to reflect the cost of services revenue as a component of cost of revenues. The impact on cost of services revenue for the three and nine month periods ended September 30, 2001 was approximately $1.9 million and $6.2 million, respectively.

          In the third quarter of fiscal 2000, we wrote-off $10.0 million of goodwill and other intangibles related to the 1998 acquisition of FTP. At that time, we should have reduced the amortization period of the remaining intangible assets from the FTP acquisition. Consequently, we recorded an adjustment in 2001 to increase amortization expense by $416,000, to recognize the impact of the reduced amortization period for that year. The increase in amortization expense for the three and nine month periods ended September 30, 2001 was $104,000 and $312,000, respectively.

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

          The Company's accounts receivable reserve at December 31, 1999 was understated at that date by approximately $600,000. Consequently, we recorded an adjustment to decrease bad debt expense in 2000 by $600,000 and to increase accumulated deficit as of December 31, 1999 by the same amount, given that the shortfall in the reserve at December 31, 1999 resulted in an overstatement of bad debt expense for 2000.

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

Restated financial statements

          As a result of the adjustments described above, the accompanying interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2001 have been restated from the amounts previously reported to reflect the correction of the matters described above.

          In addition, we intend to restate our 2001 and 2000 consolidated financial statements to reflect the adjustments described above.

          A summary of the significant effects of the restatements, as adjusted for the one-for-seven reverse stock split discussed in Note 6, is as follows (In thousands, except per share amounts):

	Three months ended September 30, 2001		Nine months ended September 30, 2001

	(As previously		(As previously
	reported)	(As restated)	reported)	(As restated)

Statement of Operations Data:

Total net revenues	$18,094	$17,668	$60,174	$59,726

Gross margin	17,303	14,929	57,576	50,917

Research and development	3,840	3,817	14,314	14,317

General and administrative	2,046	2,065	8,542	8,747

Sales and marketing	11,648	9,713	41,047	34,850

Amortization of goodwill and intangibles	1,503	1,445	4,508	4,333

Interest income and other, net	2	237	1,673	2,082

Foreign currency transaction losses	—	(231)	—	(429)

Loss on investment exchange	—	—	—	(1,824)

Provision for income taxes	179	132	487	719

Net loss	(1,911)	(2,237)	(9,649)	(12,220)

Net loss per share — basic and diluted	$(0.21)	$(0.24)	$(1.05)	$(1.31)

	(As previously
	reported)	(As restated)

Balance Sheet Data as of December 31, 2001:

Goodwill and other intangibles, net	$17,581	$14,231

Total assets	79,436	76,093

Deferred revenue	21,154	21,627

Income taxes payable	3,811	1,861

Accumulated deficit	(112,668)	(115,799)

Accumulated other comprehensive loss	(5,639)	(4,372)

Total stockholders’ equity	40,952	39,088

Statement of Operations Data for the year ended December 31, 2001:

Total net revenues	$79,970	$79,249

Gross margin	76,516	67,664

Sales and marketing	53,220	45,104

General and administrative	10,579	10,792

Amortization of goodwill and intangibles	6,077	5,843

Interest income and other, net	2,104	2,636

Foreign currency transaction losses	—	(419)

Loss on investments	—	(1,824)

Provision for income taxes	78	728

Net loss	(9,294)	(12,372)

Net loss per share — basic and diluted	$(1.00)	$(1.33)

	(As previously
	reported)	(As restated)

Balance Sheet Data as of December 31, 2000:

Goodwill and other intangibles, net	$23,689	$22,705

Total assets	109,981	108,988

Accounts payable	5,050	4,937

Accumulated deficit	(103,374)	(103,427)

Accumulated other comprehensive loss	(3,990)	(4,822)

Total stockholders’ equity	53,029	52,144

Statement of Operations Data for the year ended December 31, 2000:

Total net revenues	$104,072	$102,865

Gross margin	99,845	84,510

Research and development	24,394	24,517

Sales and marketing	71,881	60,173

General and administrative	18,740	17,047

Goodwill and other intangible assets impairment	42,164	39,844

Amortization of goodwill and intangibles	14,164	14,338

Interest income and other, net	1,836	2,699

Foreign currency transaction losses	—	(370)
Gain on investments	1,973	2,282

Provision for income taxes	737	737

Net loss	(71,910)	(71,019)

Net loss per share — basic and diluted	$(7.76)	$(7.66)

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

         The financial information for the three and nine month periods ended September 30, 2001 reflect the restatement adjustments described in Note 12 to the unaudited condensed consolidated financial statements.

Overview

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

         Allowances for doubtful accounts and litigation: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, management must make estimates of the collectibility of our accounts receivables. We analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $9.0 million, net of allowance for doubtful accounts of $2.1 million as of September 30, 2002.

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

         Accounting for income taxes: As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or our allowance in a period changes, the amount recognized as tax provision in the statement of operations could change.

         Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance as of September 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our history of losses and our judgement that it is more likely than not that our deferred tax assets will not be recoverable. In the event that actual results differ from these estimates, we will adjust these estimates in future periods.

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

         When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. Goodwill and other intangible assets amounted to $11.9 million as of September 30, 2002, net of accumulated amortization.

         On January 1, 2002, SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, we ceased to amortize approximately $6.7 million of goodwill. We recorded approximately $2.7 million of amortization of goodwill during 2001 and would have recorded approximately $2.7 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill as of January 1, 2002, and on at least an annual basis thereafter. As required by SFAS No. 142, we conducted an impairment analysis of goodwill and other intangibles and determined that no impairment existed at January 1, 2002, nor do we believe there have been any events or circumstances that would have triggered an impairment during the nine months ended September 30, 2002.

Operations

         During the past several years, we have implemented a number of initiatives designed to control costs and reduce operating expenses, including the discontinuance of several low revenue generating products and the implementation of a worldwide restructuring of our operations due to the effect of acquisitions and prevailing market conditions.

         In the first nine months of 2002, we continued to experience a reduction in revenues which we believe relates primarily to the worsening North American and European economies. Customers are postponing or canceling decisions to purchase technology products because of uncertainties within their own businesses. We do not anticipate any improvements in the current business environment through the remainder of 2002 and into 2003. As a result, we believed it was necessary to refocus our operations and reduce our operating expenses to bring them more in line with our revised anticipated revenue levels which we expect to be comparable or less than those of the previous twelve months.

         On August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of the restructuring, we reduced our workforce by approximately 25% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations and $2.0 million of employee and other-related expenses for employee terminations. We anticipate that the execution of the restructuring actions will require total cash expenditures of $4.6 million, which is expected to be funded from internal operations and existing cash balances. As of September 30, 2002, we had incurred costs totaling $0.7 million related to the restructuring, which required $0.6 million in cash expenditures. As of September 30, 2002, the remaining reserve related to this restructuring was approximately $3.9 million which is included in accrued liabilities. (See Note 8 – Restructuring of operations).

         We initiated restructuring plans as a result of our acquisitions of Wall Data, Simware, and Aqueduct Software, Inc, or Aqueduct, including the $5.6 million restructuring plan announced on August 3, 2000. As part of the restructuring, we reduced our workforce by approximately 17%, consisting mostly of Engineering and Customer Support personnel who were focused primarily on our older technologies, predominantly acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and our ability to enhance and expand products acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, we made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional service costs, and an $800,000 settlement to Verity for a software license that we no longer plan to use. As of September 30, 2002, our total cash expenditures incurred were approximately $5.3 million. (See Note 8 — Restructuring of operations).

         In 2001, we focused on the core competencies of our key business lines — Host Access and Host Integration — each with dedicated development, sales, marketing, and support resources. These products aim to leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Host Access product line includes our products branded Rumba and ViewNow. The Host Integration product line is designed to provide the technology to allow customers to leverage the investment they have in existing host-based systems, applications and business processes for new web-based presentation, applications, and solutions. The Host Integration product line includes our products branded OnWeb. The Real-time Interactive Support functionality, previously sold as the standalone product SupportNow, is being incorporated into our full line of products and we believe adds value to the Host Access and Host Integration product lines.

         We experienced a reduction in incoming orders from the latter half of 2000 through the third quarter of 2001, and incoming orders did not begin to increase until the fourth quarter of 2001. The slowdown in the North American economy, as well as the events associated with the September 11, 2001 disaster, influenced customers’ willingness to place new orders for our products. We experienced significant revenue reduction in each quarter of 2001, compared to the same quarter of the previous year and this trend continued into the third quarter of 2002. In some cases, customers chose to reduce the number of desktop units at the time of annual maintenance renewal to reflect a reduction-in-force at their facilities, or they continued to postpone their buying decisions due to budget constraints. The reduction in revenue in the third quarter of 2002 primarily was attributed to our North American operations. Our third quarter 2002 revenues were approximately 20% less than the amount recorded in the third quarter of 2001 and approximately 13% less than the amount recorded in the second quarter of 2002. There can be no assurance that revenues will increase at all in future periods.

         As a result of the slowdown experienced in the latter half of 2000 and throughout 2001, we took steps in fiscal 2001 to simplify our product offerings and messages to our customers. The result of the effort resulted in the consolidation of our products into two major product families — Rumba and OnWeb. While we believe these product simplification initiatives have rendered positive results by reducing the complexity of our products in our customers’ eyes, we also feel that the current economy has reduced the extent of the anticipated benefits that we may realize. We expect the positive results may become more apparent in fiscal 2003 and beyond.

         Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. Our operating expense levels are based, in part, on our expectation of future revenues and, to a large extent, are fixed. In the third quarter of fiscal year 2002, operating expenses, excluding one-time and unusual amounts recorded in the third quarter of 2002, continued to decline when compared to the second quarter of fiscal year 2002 and the third quarter of fiscal year 2001, and may fluctuate as a percentage of net revenues as we develop and introduce new products.

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

         As described below, under the heading “Factors that may affect our future results and financial condition,” acquisitions involve a number of risks, including risks relating to the integration of the acquired company’s operations, personnel, and products. There can be no assurance that the integration of previously acquired companies, or the integration of any future acquisitions, will be accomplished successfully, and the failure to effectively accomplish any of these integrations could have a material adverse effect on our results of operations and financial condition.

Three and nine months ended September 30, 2002 compared to September 30, 2001 (dollars in millions):

         This selected unaudited financial data for the three and nine months ended September 30, 2001 contains certain financial information that has been restated. (See Note 12 to the unaudited condensed consolidated financial statements for further discussion of this matter.)

	Three months ended September 30,				Nine months ended September 30,

	2002	2001	Change		2002	2001	Change

Net revenues

License fees	$5.5	$7.9	$(2.4)	(30.4%)	$23.6	$28.7	$(5.1)	(17.8%)

Services	8.6	9.8	(1.2)	(12.2%)	25.8	31.0	$(5.2)	(16.8%)

Total net revenues	$14.1	$17.7	$(3.6)	(20.3%)	$49.4	$59.7	$(10.3)	(17.3%)

As a percentage of revenues:

License fees	39.0%	44.6%			47.8%	48.1%

Services	61.0%	55.4%			52.2%	51.9%

Total net revenues	100.0%	100.0%			100.0%	100.0%

Gross margin	$12.1	$14.9	$(2.8)	(18.8%)	$42.7	$50.9	$(8.2)	(16.1%)

As a percentage of revenues:	85.8%	84.2%			86.4%	85.3%

Research and development	$3.1	$3.8	$(0.7)	(18.4%)	$10.3	$14.3	$(4.0)	(28.0%)

As a percentage of revenues:	22.0%	21.5%			20.9%	24.0%

Sales and marketing	$8.4	$9.7	$(1.3)	(13.4%)	$28.2	$34.9	$(6.7)	(19.2%)

As a percentage of revenues:	59.6%	54.8%			57.1%	58.5%

General and administrative	$3.8	$2.1	$1.7	81.0%	$8.6	$8.8	$(0.2)	(2.3%)

As a percentage of revenues:	26.8%	12.3%			17.6%	15.2%

Restructuring charge	$4.6	$—	$4.6	—	$4.6	$—	$4.6	—

As a percentage of revenues:	32.6%	—%			9.3%	—%

Amortization of intangible assets	$.8	$1.4	$(0.6)	(42.9%)	$2.4	$4.3	$(1.9)	(44.2%)

As a percentage of revenues:	5.7%	7.9%			4.9%	7.2%

Loss on investments	$2.5	$—	$2.5	—	$2.5	$1.8	$0.7	38.9%

As a percentage of revenues:	17.7%	—%			5.1%	3.0%

Foreign currency transactions losses	$(0.1)	$(0.2)	$(0.1)	(50.0%)	$(1.4)	$(0.4)	$(0.60)	250%

As a percentage of revenues:	.1%	1.1%			2.8	(0.1)%

Interest income and other, net	$0.1	$0.2	$(0.1)	(50.0%)	$.2	$2.1	$(1.9)	(90.5%)

As a percentage of revenues:	0.0%	1.1%			0	3.5%

Provision for income taxes	$0.2	$0.1	$0.1	100.0%	$0.4	$0.7	$(0.3)	(42.9%)

Effective tax rate	1.4%	0.1%		%	.1%	1.2%
Net loss	$(11.3)	$(2.2)	$(9.0)	409.1%	$(15.5)	$(12.2)	$(3.3)	27%
As a percentage of revenue:	(80.1)%	(12.4)%			(31.4)%	(20.4)%

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

         License fees and service revenues decreased $2.4 million and $1.2 million, respectively, and $5.1 million and $5.3 million respectively, for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001. Total net revenues for the three and nine months periods ended September 30, 2002 decreased $3.6 million and $10.4 million, respectively, from those recorded in the three and nine month periods ended September 30, 2001. These decreases resulted primarily from customer decisions to cancel or postpone purchases of our products, due to the sluggish North American and European economies, to competitive pressures on our average selling prices and tom financial pressures experienced by our customers and targeted customers.

         In fiscal year 2001, we experienced a general decline in revenues compared to the prior year, a trend that has continued into the third quarter of 2002. We believe that our revenues have been adversely impacted by the continued slowdown in technology purchases due to current economic conditions in North America and Europe. We continue to experience pricing pressures on our products. There can be no assurance that revenues will increase at all in future periods.

         Service revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the residual value of the services is deferred and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectibility is deemed probable.

         We have operations worldwide with sales offices located in the United States, Europe, Canada, Latin America and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 28% and 32% for the three months ended September 30, 2002 and 2001, respectively, and 28% for each of the nine months ended September 30, 2002 and 2001.

         No customer accounted for 10% or more of net revenues in any of the three or nine month periods ended September 30, 2002 or 2001.

Gross margin

         Gross margin increased as a percentage of net revenues to 86% and 87% respectively but declined 20% and 16% respectively in absolute dollars for the three and nine month periods ended September 30, 2002 as compared to the three and nine month periods ended September 30, 2001. This decline in absolute dollars is primarily the result of reductions in cost of revenues for the three and nine month periods ended September 30, 2002 of $0.8 million and $2.2 million, respectively, as compared to the three and nine month periods ended September 30, 2001. Cost of revenues includes direct and indirect expenses associated with both license and service revenues.

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

         Cost of revenues for license fees decreased as a percentage of net license revenues to 6.9% and 7.5%, respectively, for the three and nine month periods ended September 30, 2002 as compared to 10.0% and 9.1% for the same periods in 2001, and declined in absolute dollars for both the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001. These decreases in both percentage of revenue and in absolute dollars were primarily the result of reductions in headcount of six full-time employees in operations from the third quarter of 2001 to the third quarter of 2002, continuing cost reduction efforts, and a reduction in net license revenues of $2.4 million and $5.1 million, respectively, for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001.

         Cost of revenues for services decreased to 18.1% and 18.9%, respectively, as a percentage of net services revenues for the three and nine month periods September 30, 2002 from 19.9% and 20.0% for the comparable periods in 2001 and declined in absolute dollars for both the three and nine month periods ended September 30,

2002 as compared to the same periods in 2001. The decline in cost of revenues for services primarily resulted from a reduction in head count of 26 full-time employees in customer service and consulting from the third quarter of 2001 to the third quarter of 2002.

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

Research and development

         Research and development, or R & D, expenses primarily consist of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R & D expenses decreased, in absolute dollars and as a percentage of net revenues for the three and nine month periods ended September 30, 2002 as compared to the three and nine month periods ended September 30, 2001, primarily as a result of a reduction in headcount of 40 full-time employees for research and development activities from the third quarter of 2001 to the third quarter of 2002.

         Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established, which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors; including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in any of the three or nine month periods ended September 30, 2002 or September 30, 2001.

Sales and marketing

         Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased in absolute dollars for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001, primarily due to the reduction in sales and support staff of 59 full-time employees from the third quarter of 2001 to the third quarter of 2002 and our ongoing cost reduction efforts in 2001 and 2002. For the three month period ended September 30, 2002, these expenses increased as a percentage of net revenues as compared to the same period in 2001 primarily due to the decrease in net revenues. For the nine month period ended September 30, 2002, expenses decreased as a percentage of net revenues as compared to the same period in 2001 primarily as a result of ongoing cost reduction activities offset by the decline in revenues.

General and administrative

         General and administrative expenses consist primarily of salaries, benefits, accounting, operating, legal, and proportionate shares of occupancy expenses for our human resources, legal, information technology, facilities and general management functions as well as bad debt expense. General and administrative expenses increased in absolute dollars for the three month period ended September 30, 2002 as compared to the same period in 2001. For the three month period ended September 30, 2002, expenses increased as a percentage of net revenues as compared to the same period in 2001 as a result of lower net revenue levels and increased legal and accounting expenses. The increased general and administrative expenses relate to on-going litigation and legal compliance expenses, and audit expenses relating to accounting activity associated with the change in independent accountants and the restatement of our 2001 and 2000 financial statements. For the nine month period ended September 30, 2002 expenses increased as a percentage of net revenues as compared to the same period in 2001, primarily as the result of the increase in legal and audit expenses noted above for the third quarter 2002.

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

Interest income and other, net

         Interest income and other, net for the three and nine month periods ended September 30, 2002 and 2001, respectively, are as shown in the following table (In thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income:

On cash & investments	$72	$250	$268	$826

On tax refunds	—	—	2	1,299

Interest expense	(3)	(14)	(25)	(43)

Other income (expense)	—	1	27	—

Total	$69	$237	$272	$2,082

         The reduction in earned interest results from a reduction of our cash balances and lower interest rates from 2001 to 2002.

         Interest income on tax refunds for 2001 includes $0.9 million received on a $4.3 million income tax refund received in the first quarter of 2001 and $0.4 million received on a $3.1 million income tax refund received in the second quarter of 2001. For the nine month period ended September 30, 2002, interest income of $2,000 was received on an income tax refund of $20,000.

         Transaction gains and losses from foreign currency activity excludes activity flowing through our inter-company accounts (see below).

Foreign currency transaction losses

         For the three and nine month periods ended September 30, 2002, foreign currency transaction losses includes transaction losses associated with inter-company accounts of approximately $79,000 and $1.4 million, respectively, almost exclusively as a result of the decline in the value of the Israeli Shekel against the U.S. dollar and the Euro. For the comparable periods of fiscal year 2001, the transaction losses associated with inter-company accounts were approximately $0.2 million and $0.4 million respectively.

Provision for income taxes

         Our provision for income taxes primarily relates to international and state taxes.

Liquidity and capital resources

(In millions)	September 30, 2002

As of:

Cash and cash equivalents	$28.5

Short-term investments	—

For the nine month period ended:

Net cash used in operating activities	(2.4)

Net cash used in investing activities	(0.6)

Net cash used in financing activities	(1.6)

         Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary stock offerings and preferred stock issuances, from which we derived aggregated net proceeds of approximately $72.5 million. We do not have a bank line of credit.

          During the nine months ended September 30, 2002, our aggregate cash, cash equivalents and short-term investments decreased from $33.6 million to $28.5 million. This decrease resulted primarily from operating losses, the reduction in accounts payable and deferred revenue and the purchase of approximately $2.0 million of our common stock offset by a reduction in accounts receivable and an increase in accrued liabilities primarily related to the restructuring charge recorded in the third quarter of 2002.

         Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any specific commitments with regard to future capital expenditures.

         Net cash provided by and used in financing activities in the three and nine month periods ended September 30, 2002 reflects our repurchase of our common stock, from time to time, through the open market.

         Our Board of Directors, or Board, has authorized the purchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. In the twelve months ended December 31, 2001, we repurchased 337,221 shares of our common stock on the open market at an average purchase price of $5.49 per share for a total cost of approximately $1.9 million. During the nine months ended September 30, 2002, we repurchased 378,490 shares of our common stock on the open market at an average purchase price of $5.16 per share for a total cost of approximately $2.0 million. Cumulatively, as of September 30, 2002, we had repurchased 1,767,005 shares of our common stock at an average price of $11.44 per share for a total cost of approximately $20.2 million.

         At September 30, 2002, we had working capital of $8.1 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

We had been notified by Nasdaq that our stock price had fallen below the minimum bid price listing requirement to maintain a listing on the Nasdaq National Market and had been subsequently notified that our failure to timely file our Form 10-Q for the quarter ended June 30, 2002 may subject our common stock to delisting; the low price of our common stock may impair its liquidity

         We received a letter from the staff of the Nasdaq National Market, or Nasdaq, dated June 20, 2002 notifying us that we no longer complied with the minimum bid price requirement for continued listing, as set forth in Marketplace Rule 4450 (a)(5), and that our stock was therefore subject to delisting from the Nasdaq National Market.

         On August 21, 2002, we received a letter from Nasdaq, notifying us of our failure to timely file our Form 10-Q for the quarter ended June 30, 2002 as required by Nasdaq Nasdaq Marketplace Rule 4310(c)(14). This failure subjected our common stock to delisting by Nasdaq. Nasdaq indicated that it would consider this additional delinquency in determining whether continued listing of our common stock on the Nasdaq National Market was appropriate.

         On September 12, 2002, we communicated with the Nasdaq Listing Qualifications Panel, or Panel, with an update as to the implementation of our reverse stock split and the re-audit of our financial results for the years ended December 31, 2001 and 2000. In the correspondence we mentioned that stockholders representing a majority of our outstanding common stock at the Special Meeting of Stockholders held on August 28, 2002 had approved our reverse stock split. Given the additional time needed to complete the re-audit work by our independent accountants, we requested an extension to our September 13, 2002 compliance date.

         On September 18, 2002, we received a letter from Nasdaq acknowledging that on September 4, 2002, we implemented a reverse stock split at a ratio of one-for-seven that resulted, as of September 17, 2002, in our regaining compliance with the minimum bid price of $1.00 per share by trading at or above the $1.00 per share minimum bid price for ten consecutive trading days. The Panel determined to continue the listing our common stock on Nasdaq on the condition that on or before November 1, 2002 we file our delinquent Form 10-Q for the period ended June 30, 2002 and all amended public reports required to be filed with the Securities and Exchange Commission, or Commission, and that we otherwise continue to comply with all other continued listing requirements of Nasdaq.

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

We may not be able to successfully make acquisitions of or investments in other companies or technologies

         We have very limited experience in acquiring or making investments in companies, technologies or services. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make additional acquisitions in the future if we determine that an acquisition would further our corporate strategy. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel from the acquired business. However, the key personnel of the acquired business may decide not to work for us. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business as we did in the third quarter of 2000. If any acquisitions are effected through the issuance of stock, our stockholders will suffer dilution and any cash used would weaken our balance sheet. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect us, or that any such acquisition will be successful in enhancing our business. If any acquisitions are effected through the issuance of stock, our stockholders may suffer dilution and any cash used would weaken our balance sheet.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs, trade barriers and political and economic instability

         We derived approximately 28% of our net revenues from sales outside of North America (United States and Canada) during the three month period ended September 30, 2002 and 28% during the nine months ended September 30, 2002. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

Terrorist attacks and threats or actual war could adversely affect our operating results and the price of our common stock

         The terrorist attacks in the U.S., the U.S. response to these attacks, the threat of war in Iraq, and the related decline in consumer confidence and continued economic weakness have had an adverse impact on our operations. Recent consumer reports indicate that consumer confidence has reached its lowest level since 1993. If consumer confidence continues to decline or does not recover, our revenues and results of operations may continue to be adversely impacted in the fourth quarter of 2002 and beyond. Any escalation in these events, or similar future events may disrupt our operations or those of our customers. These events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which has and could continue to harm our sales. Any of these events could increase volatility in the U.S. and worldwide financial markets and economy, which could harm our stock price and may limit the capital resources available to us and our customers. This could have significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock and on the future price of our common stock.

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

         Although our current business plan does not foresee the need for further financing activities to fund our operations for the foreseeable future, due to risks and uncertainties in the marketplace as well as a potential of pursuing further acquisitions, we may need to raise additional capital. If we issue additional stock to raise capital, particularly at our current low per share price, your percentage ownership in NetManage would be reduced. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us. In addition, our current inability to register any shares issued by us in connection with future financing activities or acquisitions on Form S-3 due to our recent failure to timely file our Form 10-Q for the period ended June 30, 2002 may increase the transaction costs of engaging in such activities and may delay the timing of the consummation of transactions.

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

Certain provisions of our stock option plans, our shareholder rights plan, and our certificate of incorporation and bylaws make changes of control difficult even if they would be beneficial to stockholders

         Our 1992 Stock Option Plan currently provides that in the event a change in control of NetManage occurs, each outstanding option will automatically accelerate in full, unless: (i) the option is assumed by the successor corporation or otherwise continued in effect, or (ii) the option is replaced with a cash incentive program which preserves the spread existing on the unvested option shares (the excess of the fair market value of those shares over the option exercise price payable for such shares) and provides for subsequent payout in accordance with the same vesting schedule in effect for those option shares. In addition, all unvested shares outstanding under the 1992 Stock Option Plan will immediately vest, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. Furthermore, all options granted prior to the June 5, 2002 restatement of our 1992 Stock Option Plan will accelerate upon a change in control of NetManage. Our 1999 Nonstatutory Stock Option Plan currently provides that, in the event of a change of control of NetManage, all options outstanding under that plan would become fully vested and exercisable and would be terminated if not exercised prior to the closing of such change of control transaction. These acceleration of vesting provisions may have the effect of deterring or reducing the price that a potential acquirer would be willing to pay to acquire NetManage.

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

Item 4. Controls and procedures

a)	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         On May 13, 2002, on an order of the court following defendants’ successful motion to strike the second amended complaint filed by Mr. Fisher on January 31, 2002, Mr. Fisher filed a Third Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and Net Soft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8 (a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a) (1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2) in connection with NSA’s application and certification as a Section 8 (a) minority owned and controlled company. In addition, the Complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division, in violation of 31 U.S.C. § 3729 (a) (3). Mr. Fisher alleges damages in excess of $30,000,000.

\

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

Not applicable

Item 3. Defaults upon senior securities

Not applicable

Item 4. Submission of matters to a vote of security holders

         A Special Meeting of Stockholders was held at our offices at 10725 N. DeAnza Boulevard, Cupertino, California on Wednesday August 28, 2002 at 9:00 a.m. Pacific Daylight Time, for the purpose of: i) to amend our Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of one-for-seven, and ii) to transact other business that may properly come before the meeting. Stockholders of record at the close of business on July 15, 2002 were entitled to vote at the meeting.

     On the motion, with respect to amend the Certificate of Incorporation:

For	Against	Abstain

56,393,304	302,632	18,296

Item 5. Other information

1.     Ido Hardanog was appointed to the position of senior vice president, engineering in October 2002. In addition, in September 2002, Bob Fedorciow joined our management staff as vice president and general manager of Europe.

2.     On November 14, 2002, we communicated with the Nasdaq Listing Qualifications Panel, or Panel, with respect to our failure to file our Forms 10-Q for the quarters ended June 30, 2002 and September 30, 2002 and all amended public reports required to be filed with the Commission, as required by the November 5, 2002 correspondence from the Panel, and requested an extension of our November 14, 2002 target date. As of the date of this report, the Panel has not responded to our request.

Item 6. Exhibits and reports on Form 8-K

a. Exhibits

Exhibit	Description

3.1	Certificate of Amendment to Certificate of Incorporation of NetManage, Inc.

b. Reports on Form 8-K.

1.     On August 20, 2002, we filed a Current Report on Form 8-K reporting under Item 5 a delay in filing our Form 10-Q for the period ended June 30, 2002 with the Securities and Exchange Commission.

2.     On September 3, 2002, we filed a Current Report on Form 8-K reporting under Item 5 that on August 21, 2002 we received a letter from The Nasdaq Stock Market, Inc. notifying us of our failure to comply with Nasdaq rules regarding the timely filing of our Form 10-Q for the quarter ended June 30, 2002, and that we will be restating certain financial results.

3.     On September 5, 2002, we filed a Current Report on Form 8-K reporting under Item 5 that our stockholders approved a one-for-seven reverse split of our common stock at a Special Meeting held on August 28, 2002.

4.     On September 30, 2002, we filed a Current Report on Form 8-K reporting under Item 5 that we received a letter from The Nasdaq Stock Market, Inc. confirming that we had met Nasdaq’s $1.00 minimum bid price requirement and stating that our securities would continue to be listed on the Nasdaq National Market, subject to certain conditions.

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

/s/ Michael Peckham

Michael Peckham Chief Financial officer

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Amendment to Certificate of Incorporation of NetManage, Inc.