Form 10-K
period 2002-12-31
NETMANAGE INC
filed 2003-02-27
CIK 909793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-22158

NetManage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0252226
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10725 North De Anza Boulevard, Cupertino, California (Address of principal executive offices)	95014 (Zip Code)

Registrant’s telephone number, including area code:

(408) 973-7171

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐         No ☑

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market, was $29,267,300 as of June 30, 2002(1).

     The number of shares of Common Stock outstanding as of January 31, 2003 was 8,646,029.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders for the registrant’s annual meeting of stockholders to be held on May 30, 2003, which is expected to be filed on or before April 30, 2003 with the Securities and Exchange Commission, are incorporated by reference into Part III of this report.

     (1) Excludes 1,496,465 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at June 30, 2002. Exclusion of shares held by any person should not be construed to indicate that such persons possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant or that such person is otherwise an “affiliate” for any other purpose.

PART I

      Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements, including those described in this report under the caption “factors that may affect our future results and financial condition”. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Item 1 — Business.

General

      NetManage, Inc. was incorporated in 1990 as a California corporation and we reincorporated in Delaware in 1993 in connection with our initial public offering. References in this Annual Report on Form 10-K to “NetManage,” “we”, “our”, and “us” collectively refer to NetManage, Inc., a Delaware corporation, its subsidiaries and its California predecessor.

      NetManage®, OnWeb®, RUMBA®, ViewNow®, OnNet®, Chameleon®, SupportNow®, InterDrive®, the NetManage logo, NetManage partner logo and the lizard logo are registered trademarks, registered service marks, trademarks or service marks of NetManage, Inc., its subsidiaries and its affiliates in the United States and/or other countries. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Limited. Windows and ActiveX are registered trademarks in the United States and other countries of Microsoft Corporation. AIX and AS/400 are registered trademarks in the United States and other countries of International Business Machines Corporation (IBM). Java is a trademark of Sun Microsystems, Inc. All other trademarks are the property of their respective owners.

Overview

      We develop and market software and service solutions that allow our customers to access and leverage their considerable investment in host-based business applications, processes and data.

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

      Our business is targeted at taking advantage of the trend of major corporations worldwide to adopt Business-to-Business (B2B), or Business-to-Consumer (B2C) initiatives. In this market, we enable our customers to bridge between their existing access systems and technologies (Business-to-Employee, or B2E) and those required to compete in the B2B, and B2C marketplaces. The corporate resources internal to the organization, those behind existing B2E solutions, are generally the system of record for the business and are therefore the basis of any eBusiness transformation for an existing company. Alongside these solutions, we are focused on providing products that allow existing corporate business processes to be extended to business partners in the supply and demand chains, and products that allow new business processes to be created in support of corporate eBusiness B2B and B2C initiatives. We also focus on taking advantage of major current industry trends: the expansion of the Internet and its adoption as the eCommerce and eBusiness infrastructure; the continued mobilization of personal computer users and the adoption of mobile information access and display devices; and the availability of broader access to corporate data and information for people internal and external to an organization.

      We develop and market these software solutions to allow our customers to access and leverage applications, business processes and data on IBM corporate mainframe computers, and IBM, midrange computers such as AS/400 and on UNIX-based servers. We provide professional support, maintenance, and technical consultancy services to our customers in association with the products we develop and market. We provide professional applications and management consultation to our customers in association with the server-based products we deliver that allow customers to develop and deploy new web-based applications.

      Our principal products are compatible with Microsoft, Windows .NET, Windows XP, Windows 2000, Windows NT, Windows 98, Windows 95, and Windows 3.x operating systems; IBM mainframe and mid-range host operating systems, Novell, Inc.’s, network operating systems and various implementations of the industry standard UNIX operating system such as IBM’s AIX, Hewlett-Packard Company’s (HP) HP/UX, Sun Microsystems, Inc.’s (Sun) Solaris™, and the open source Linux system.

      Our Host Access products allow the applications and solutions that enable end-user devices, including personal computers, and devices running web browsers, to communicate with large centralized corporate computer systems and the applications that are hosted on them. Our Host Access products are marketed and sold under the brand name of RUMBA for client-side solutions that run on personal computers and under the OnWeb brand for server-side solutions that deliver connectivity for web browser users without the requirement for software on the user’s device other than the browser (collectively known as “zero footprint” solutions). Our Host Integration products provide server-side solutions that allow the integration of multiple host applications and business processes to create new applications for the web. Our Host Integration products also allow our customers to integrate existing legacy applications with new platform solutions such as those built using IBM’s WebSphere, BEA Systems’ (BEA) WebLogic or Microsoft’s .NET. Host Integration products are marketed and sold under the OnWeb brand name. We believe our customers benefit from the fact that the underlying technology employed by our server-side Host Access and server-side Host Integration solutions is the same.

Industry background

      Four important industry trends have had strong influences on our business strategy during the past three years: (1) the rapid adoption of eBusiness and electronic trading approaches by major corporations worldwide and the spread of these approaches to mid-tier and mid-sized companies; (2) the continuing development of the Internet, intranets and extranets for delivery of mission-critical business applications in large and mid-sized companies; (3) an increased desire on the part of corporations to make business processes and information stored in mainframes and midrange computers (legacy systems) broadly accessible internally and externally to their employees and business partners; and (4) the continued mobilization of users of personal computers and the proliferation of wireless and handheld devices requiring corporate host access on a global basis.

      We use the term internetworking to describe the technology of global connectivity. Internetworking had its origins in the Internet, a worldwide network of networks that allows communication between different organizations and locations, each with their own individual network of computers. With the rapid development of the Internet, the breadth of the connectivity industry has quickly expanded beyond proprietary-based solutions to Web-based technologies and other open protocol solutions. The application of this same internetworking technology within a company on its own computer networks is known as an intranet to distinguish it from the larger public Internet. When companies use internetworking technology for connecting to their partners (i.e. outside customers and suppliers) it is known as an extranet. An extranet is a network upon which all users are known and authenticated as opposed to the Internet where the identities of users are anonymous. Importantly, internetworking is comprised of many different applications which must communicate with one another, each according to its function, and which must follow certain standards or conventions to ensure interoperability.

      The number and variety of applications and services that utilize the internetworking infrastructure is growing rapidly — pushed along by the Internet and corporate eBusiness initiatives. We are focused on several levels of product that utilize the internetworking infrastructure. These include traditional host access products for corporate desktops and servers, which provide users with the ability to communicate with corporate host systems; products that allow organizations to transform legacy applications into systems that can service external users, partners and customers — particularly through the Web; and development platforms that allow organizations to leverage and augment their existing Legacy applications and draw one or more existing applications, and information sources together to create new applications for new internal and external users. In addition to this, we provide products that allow access to and use of existing business processes and transactions for customers using application server development platforms such as IBM’s WebSphere, BEA’s WebLogic™ and Microsoft’s .NET. These products are referred to as “connectors” or “adaptors” and allow legacy applications to be presented as new technologies in formats such as Web Services.

      The personal computer has continued to be an important tool for facilitating communications, information sharing, and group productivity in large companies. As professional workers have become more mobile, there is an accelerated effort to connect personal computers easily and reliably to corporate networks to improve communication and organizational productivity. As a result, the personal computer has become an important tool to connect workers to shared repositories of information and to other people, regardless of location, network or type of computer. Internetworking also facilitates activities such as mobile computing by allowing users to use and to access more effectively all of a company’s computer systems from a remote location within the confines of an organization’s security and access-control policies. As the Internet grows, the number of different communication and internetworking options required by major corporations to support their businesses is increasing. The number and type of mobile computing and communication devices is also increasing and now includes wireless handheld devices, Personal Digital Assistants, or PDAs, and Internet and Web-enabled cellular phones.

      Within organizations, personal computers must connect not only to other personal computers via Local Area Networks, or LANs, but also to workstations, servers, minicomputers and mainframes, many of which may run different operating system software, and are connected to different physical networks. In addition, more companies are seeking ways to link their computer systems directly with those of vendors, customers and other business partners to enhance the flow of information and reduce expenses. This major move, utilizing the Internet as the internetworking solution, is termed eBusiness or eCommerce. eBusiness covers the full migration of business processes to the web and the sharing of those business processes with partners. eCommerce covers the elements that allow electronic selling, trading and transactions on the Web. These two terms are now augmented by specific terms that incorporate the advent of the wireless Internet. eMobile or mCommerce describes the use of a wide range of handheld, mobile and wireless devices as a part of an overall eBusiness or eCommerce solution.

      For a network to function properly, all connected devices must follow rules or protocols that govern access to the network and communication with other devices. Transmission Control Protocol/ Internet Protocol, or TCP/IP, is the name of the data communications protocol family that has become the de facto networking standard application because it is an open, or non-proprietary protocol capable of linking disparate environments. We were one of the first software vendors to deliver the TCP/IP protocol and related applications for the Microsoft Windows platform. Selling primarily to the business user, we have promoted standards based on our implementation of TCP/IP that have been adopted by the industry at large. The most notable example is the Windows Sockets, or WinSock, interface, which is used today by a wide range of Windows internetworking software vendors including Microsoft.

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

      We have been a long-time proponent of industry standards, and we pursue partnerships and alliances with key industry players. In addition to promoting technological progress, these alliances are designed to help strengthen our market insight and lead to improved customer solutions with greater value. Some of our strategic partners include Microsoft, Intel, IBM, Novell, Dell Computer Corporation and AT&T Corporation. All of our products are developed around the following:

• Ease of Use	Our goal is to create host-access applications for non-technical users and to provide straightforward tools allowing swift new application development. Our products are designed to be set up on any personal computer or network server in as little as a few minutes. For many corporate users, the cost of training, installation, and support can exceed software acquisition costs. Ease of use can reduce these costs. Moreover, ease of use increases product utilization, thereby enhancing product value to the customer.

• Manageability	We offer an integrated suite of products and improved network manageability for system administrators. We are focused on providing managed products. The common characteristics of our product suite are intended to increase user satisfaction and product utilization. A well-integrated product can lower the cost of ownership and increase product value to the customer.

• Functionality	The depth and completeness of the applications in our products are designed to compete with best of class functionality from specialist vendors in each category. Eliminating multi-source product purchases with no compromise on advanced software functionality enhances the value proposition of the product offerings. We believe the economic proposition for the customer is enhanced by purchasing software and service from a single vendor.

• Supportability	We recognize that our customers need to continually reduce the cost-of-ownership associated with host access and host integration solutions. Unlike our competitors who have focused solely on improved manageability to reduce costs, we have also invested in the development of highly specialized support tools. Our products are designed with well-integrated support tools that are designed to reduce the time required to resolve software problems, thereby reducing downtime and enhancing the value of our product offerings to customers. We also offer integrated support capabilities in the development tools we deliver with our OnWeb products.

• Adherence to Standards	The Internet is predicated upon the notion that any client can talk to any server, and that all Application Programming Interfaces, or APIs, and protocols are published as free open standards. In the corporate computing environment, it is impossible to guarantee a common set of software on every client and every server. Our commitment to open standards ensures that the plug-and-play interoperability that has made the Internet successful extends to corporate intranets as well.

      Our products include the RUMBA and OnWeb product families. We also continue to market select UNIX connectivity products under our ViewNow™ brand. Our current products include:

RUMBA for the Desktop	Connectivity software focused on connecting PCs to IBM mainframe and AS/400 systems and UNIX host systems. RUMBA provides state-of-the-art terminal and printer emulation, file sharing, and file transfer solutions.

RUMBA Web-to-Host	A browser-based product for fast deployment of host access solutions to any browser supporting ActiveX or Java™. RUMBA Web-to-Host can be deployed from virtually any Web server that can lower total cost of ownership by eliminating the need to configure individual desktops during initial installation and future updates.

OnWeb	Broad, robust, and highly scalable server-based solutions allowing customers to leverage their existing host applications, host-based information, and host-based business processes into new applications or presentation methods. OnWeb is designed to enable application publishing on the web, the selective combination of information from more than one back-end system resource for web presentation, and the addition of new business process or business logic to augment a company’s existing systems. OnWeb can also present transactions from existing systems as programmatic objects that can be called and used by other server solutions such as those from IBM, BEA and Microsoft. OnWeb has a broad range of back-end connectors allowing access to host applications and services, a powerful optimized development environment called OnWeb Designer, and a range of information publishers allowing presentations such as HTML, WML, XML, COM, and Java Beans.

OnWebTI	A member of the OnWeb family specially developed as part of an agreement with Microsoft to provide additional host access services to Microsoft’s HIS2000-based development environment. This product expands the capability and applicability of Microsoft’s solutions. OnWebTI can also be utilized to expand the legacy integration capability of Microsoft’s BizTalk eCommerce solution.

ViewNow X Server and ViewNow InterDrive NFS	Connectivity software allowing PCs to share files with UNIX host systems using Network File System, or NFS, and to access and run X Windows applications on UNIX hosts.

      A significant portion of our net revenues has been derived from the sale of products that provide host access and host integration applications for the Microsoft Windows environment (clients and servers), and are marketed primarily to Windows users. As a result, sales of our products might be negatively impacted by developments adverse to Microsoft’s Windows products. In addition, our strategy of developing products based on the Windows operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. We have no agreement with Microsoft giving us pre-release access to future Window products. No assurance can be given as to our ability to provide, on a timely basis, products compatible with future Windows releases. For a summary of net revenues for 2002, 2001, and 2000 for host access and host integration, see Note 9 of the Notes to Consolidated Financial Statements included herein.

      Some of our newer OnWeb products have been developed to run on the UNIX operating system, including Linux and Solaris and are marketed primarily to the Fortune 1000 companies running UNIX platforms as their servers. As a result, sales of our products might be negatively impacted by developments adverse to the UNIX operating system or developments in the Open Source community based around Linux adverse to our own Linux-based products. In addition, our strategy of developing products based on the UNIX operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future UNIX developments by Sun, IBM, HP and others. No agreement between a developer of UNIX operating systems and us exists to provide pre-release access to future UNIX products. No assurance can be given as to our ability to provide, on a timely basis, products compatible with future UNIX releases.

      Our competitors could seek to expand their product offerings by designing and selling similar or new technology that could render our products obsolete or adversely affect sales of our products. These developments may adversely affect the sales of our own products either by directly affecting customer-purchasing decisions or by making potential customers delay their purchases of our products. See “Competition” below.

Sales and marketing

      We participate in two primary markets, Host Access and Host Integration. The Host Access market is made up of a range of products that allow IT departments to provide end users access to applications running on IBM Mainframes, iSeries (AS/400), and Unix systems. Three primary technologies are employed to provide the solution; these include traditional Fat Client or Desktop solutions, Thin Client or browser-based solutions, and Zero Footprint or Server-based solutions. Within this market place, we believe the trend is away from Desktop solutions toward Zero Footprint solutions. We believe this movement is primarily driven by a desire to reduce the total cost of ownership associated with deploying these solutions. The Host Integration market is made up of a number of products that allow organizations to reduce costs or increase revenue by allowing customers or business partners to interact via the Internet, with legacy (Mainframe or AS/400) business applications that are the backbone of their business processes. A primary example of this kind of solution is found in call center applications. Companies are building solutions that allow customers to determine order status over the Internet without involving a customer support representative. This approach simultaneously minimizes staffing costs and improves customer service. Our goal is to assist our customers in building solutions that quickly transform host applications into Web-based solutions.

      We have developed products that allow our customers to deploy solutions across a wide range of industries. To date we have installed Host Integration solutions in over 200 companies around the world. Successful installations can be found in government agencies, as well as companies in the finance, health care, manufacturing and insurance industries. Our products are designed to improve business processes throughout these organizations.

      To bring our products to market in the United States, we use a combination of telesales and direct sales personnel specifically assigned to meet the needs of major accounts. As part of our continuing strategy to develop multiple distribution channels, we expect to continue our use of indirect channels, such as resellers, particularly value added resellers and systems integrators, distributors and original equipment manufacturers, both in the United States and internationally. Any material increase in our indirect sales may adversely affect our average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively or will be qualified to provide timely and cost-

effective customer support and service. We ship products to resellers and distributors on a purchase order basis, and many of our resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to effectively sell or represent our products, and the inability to recruit or retain important resellers or distributors could adversely affect our results of operations. See “Factors that may affect our future results and financial condition” under Item 7 below.

      Internationally, we have sales offices in Belgium, Brazil, Canada, France, Germany, Sweden, Israel, Italy, Mexico, the Netherlands, Spain, and the United Kingdom. We also utilize local distributors and resellers internationally. We support the sales activity of these sales offices and distributors in target countries through localization of products and sales material, local training, and participation in local trade shows.

      In 2002, 2001, and 2000 respectively, we derived approximately 28%, 29%, and 28% of net revenues from sales outside of North America (United States and Canada). We believe that the potential international markets for our products are substantial, based on the extent to which Windows, UNIX and internetworking products are used internationally. Accordingly, we localize many of our products for use in the native language of target countries. We intend to continue to target major European countries for additional sales and marketing activity, and expand our Israel subsidiary in the support of our international sales. For a summary of international operations by geographic area, see Note 9 of the Notes to Consolidated Financial Statements included herein. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products, or that our international distributors and resellers will be able to effectively meet that demand.

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

Customer support

      Our domestic support organization consists of a staff of engineers and other professionals providing support by telephone from our facilities in the State of Washington and Ottawa, Ontario, Canada. Both telephone support and regular update releases of our products are provided to customers that purchase an annual or multi-year maintenance agreement. Our sales and customer support organizations work together closely to provide customer satisfaction. International customers are supported by our personnel located in Haifa, Israel, by various international sales offices and by local distributors and resellers who are trained by us.

Research and development

      We believe that our future success will depend on our ability to enhance our existing products and to develop and introduce new products related to host access and host integration solutions, which address the B2B, B2C, and B2E markets. Our research and development expenses for the years ended December 31, 2002, 2001, and 2000 were $13.1 million, $18.0 million, and $24.5 million, respectively.

Competition

      The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers’ needs, and frequent new product introductions. To maintain or improve our position in this industry, we must continue to successfully develop, introduce and market new products and product enhancements on a timely and cost-effective basis. Three key factors will contribute to the continued growth of our marketplace: the proliferation of Microsoft Windows client server technology, the proliferation of the use of the UNIX operating system — particularly the UNIX Open Source version, and the continued implementation of Web-based access to corporate mainframe and midrange computer systems.

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

      We compete directly with providers of Windows internetworking applications, such as IBM, Attachmate Corporation, WRQ, Inc. and Hummingbird Ltd. as well as other major PC connectivity vendors. We also compete with companies such as Jacada Ltd., Seagull Holding NV, IBM, BEA, and Computer Associates International, Inc. in the web integration server markets. It is imperative that our development efforts remain competitive in this marketplace, particularly given that the market is rapidly evolving, and subject to rapid technological change. There is no assurance that we will be successful in our efforts to do so.

      Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base, than we do. Significant price competition characterizes the market for our products and we anticipate that we will face increasing pricing pressures from competitors in the future. Moreover, given that there are low barriers to entry into the software market, and the market is rapidly evolving and subject to rapid technological change, we believe that competition will persist and intensify in the future. Accordingly, there can be no assurance that we will be able to provide products that compare favorably with the products of our competitors or that competitive pressures will not require us to reduce our prices. We experienced price declines throughout 2002. Any further material reduction in the price of our products would continue to negatively affect gross margins as a percentage of net revenues, and would require us to further increase software unit sales, in order to maintain net revenues at existing levels.

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

Employees

      As of December 31, 2002, we had a total of 350 full-time employees, of whom 168 were engaged in sales, marketing, technical support and consulting, 78 in general management, administration and finance, 93 in software development and engineering and 11 in production. None of our employees are subject to a collective bargaining agreement, and we have not experienced any work stoppage.

      On January 30, 2003 we announced a restructuring of NetManage in response to the sluggish North America and European economies. We believe it was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. As part of the restructuring, we reduced our workforce by more than 20% and expect to record a restructuring charge under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in first quarter of 2003. For further discussion please see Note 11 of the Notes to Consolidated Financial Statements.

      The majority of our workforce is located in the competitive employment markets of the Silicon Valley in California; the suburban Boston area; the suburban Seattle area; Ottawa, Ontario, Canada; and Haifa, Israel. From the latter half of 1996 until recently, we (and prior to their acquisitions, both FTP Software, Inc., or FTP, and Wall Data Incorporated, or Wall Data) experienced high attrition at all levels and across all functions. The attrition experienced by us was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of our restructurings and acquisitions, and our results of operations. Our future operating results will be dependent in part on our ability to attract and retain our key employees, and to train and manage our management and employee base. There can be no assurance that we will be able to manage such challenges successfully.

Executive officers of the registrant

      The executive officers, their ages and their positions as of February 21, 2003 are as follows:

Name	Age	Position

Zvi Alon	51	Chairman of the Board, President and Chief Executive Officer
Michael R. Peckham	52	Chief Financial Officer, Senior Vice President, Finance and Secretary
Ido Hardonag	42	Senior Vice President, Worldwide Research and Development
Peter R. Havart-Simkin	50	Senior Vice President, Worldwide Strategic Development
Michael O’Leary	57	Senior Vice President, Worldwide Sales
David Desjardins	43	Vice President, Worldwide Consulting
Robert Lee	65	Vice President, Human Resources
Charles Mawby	43	Vice President, Worldwide Engineering
Bertram Rankin	44	Vice President, Worldwide Marketing
Steve Mitchell	49	General Counsel

      Zvi Alon is the founder of NetManage, Inc. and has served as our Chairman of the Board, President and Chief Executive Officer since our formation in 1990. From 1986 to 1989, Mr. Alon was the President of Halley Systems, a manufacturer of networking equipment including bridges and routers. He also has served as Manager, Standard Product Line at Sytek, Inc., a networking company, and Manager of the Strategic Business Group for Architecture, Graphics and Data Communications at Intel Corporation, a semiconductor manufacturer. Mr. Alon received a B.S. degree in electrical engineering from the Technion-Israel Institute of Technology in Haifa, Israel. Mr. Alon is the former son-in-law of Mr. Uzia Galil, a director of the Company. Mr. Alon is a board member of easyBASE Ltd., a private company in which we have an investment interest.

      Michael R. Peckham joined us in November 1999 as Senior Vice President, Finance, Chief Financial Officer, and Secretary. From February 1993 until November 1999, Mr. Peckham was Vice President, Finance and Administration for Simware Inc., an international software development company. Prior to that, he served as Chief Financial Officer for NORR Partnership Limited, architects and engineers from June 1987 to February 1993. Mr. Peckham holds a Bachelor of Commerce (Honors Degree) from the University of Ottawa in Ottawa, Canada. Mr. Peckham is also a Chartered Accountant in the Province of Ontario, Canada.

      Ido Hardonag re-joined us in October 2002 as Senior Vice President, Research and Development. Mr. Hardonag is responsible for worldwide engineering and was previously employed by NetManage from July 1992 to January 2000 in several engineering management positions, the most recent as Vice President, Research and Development. He comes to NetManage from TeleKnowledge Group, a start-up company in Israel where he served as Vice President, Research and Development from January 2000 to September 2001. He was responsible for core product development, new product releases and customer-related projects for its Total e-billing product. Mr. Hardonag received a B.S. in computer science from Tel-Aviv University in Tel-Aviv, Israel and a M.S. in computer science from the University of Southern California.

      Peter R. Havart-Simkin joined us in August 1998 and became Senior Vice President of Marketing in January 1999. In November 1999, he was appointed as Senior Vice President, Worldwide Strategic Development. Mr. Havart-Simkin came to NetManage as part of the FTP Software acquisition, where he had served as Chief Technology Officer since July 1996, when FTP acquired Firefox Communications Inc., a networking software company. Prior to joining FTP, Mr. Havart-Simkin served with Firefox as Vice President and Chief Technical Officer from January 1994 to July 1996, and as Vice President of Marketing and Product Strategy from August 1989 until January 1994. One of the founders of Firefox, Mr. Havart-Simkin also served as a director of Firefox from August 1989 to February 1995. Before that time, Mr. Havart-Simkin held sales and marketing positions with a number of hardware and software companies over a 20-year period. Mr. Havart-Simkin studied physics and mathematics at Windsor College in the United Kingdom. Mr. Havart-Simkin is also a Fellow of the Institute of Sales and Marketing Management and a registered consultant in Information Technology.

      Michael O’Leary joined us in May 2001 as Senior Vice President, Worldwide Sales. Mr. O’Leary is responsible for managing all of our sales and customer support efforts domestically and internationally. He is a 20-year veteran software and services sales and marketing executive. Immediately prior to joining NetManage, Mr. O’Leary served as an independent consultant from November 2000 to April 2001. He served as Vice President of Sales at software maker Kintana Inc., in Sunnyvale, California from January 2000 to October 2000. Mr. O’Leary was Vice President of International Operations from May 1995 to January 1999 with Intermec Technologies Corporation, a mobile networking system manufacturer. Prior to Intermec, from July 1994 to April 1995, he was Senior Vice President of Worldwide Sales and Service for desktop publishing products supplier Rasterops/ Truevision, Santa Clara, California. Previously, he held sales and marketing management positions with IBM and Spectra-Physics, San Jose, California. Mr. O’Leary holds a B. S. in Industrial Management from San Jose State University.

      David P. Desjardins joined us in November 1999 as part of the acquisition of Simware. Mr. Desjardins was appointed Vice President, Worldwide Consulting in January 2001 after acting as Vice President, OnWeb since March 2000. While with Simware, Mr. Desjardins was appointed Vice President, Solutions Group in June 1998 after acting as Director, Solutions Group since joining Simware in January 1997. From November 1995 until December 1997, Mr. Desjardins was Vice President Operations for Appian Interactive Corporation, a software company selling web-publishing solutions. Mr. Desjardins served as an independent systems and technology consultant on large-scale projects in the energy industry from April 1994 until September 1997. From February 1993 to March 1994, Mr. Desjardins held various positions, the most recent of which was Chief Operating Officer, with Intera Tydac Technologies Inc., a provider of geographic information software and services. Mr. Desjardins studied Computer Sciences at McGill University, Montreal and the University of Ottawa. He also studied RIA (CMA) at Concordia University, Montreal and the University of Calgary.

      Robert Lee joined us as Vice President, Human Resources in July 2000. Prior to joining us, Mr. Lee, from April 1999 to June 2000, served as an independent consultant in the human resources field working on assignments for both private and public organizations in a range of industries. From February 1990 to March 1999, Mr. Lee worked for Seagate Technology, Inc., a manufacturer of computer disk drives, initially as Manager of Employee Benefits and promoted to Vice President, Human Resources in September 1997. From January 1982 until January 1990, Mr. Lee was Vice President of Human Resources with Plantronics, Inc., a supplier of telecommunications products. Mr. Lee holds a Bachelor of Business Administration from Southern Methodist University and a Bachelor of Divinity from McCormick Presbyterian Seminary in Chicago.

      Charles Mawby joined us in November 1999 as part of the acquisition of Simware. Mr. Mawby was appointed Vice President, Worldwide Engineering in October 2000 after serving as Vice President of Engineering for our eSolutions group from November 1999 to October 2000. Mr. Mawby was with Simware from October 1997 to October 1999, serving as Manager of New Products and Director of Development. Prior to that, he was the Director of Integration Services at Systems Xcellence, Inc., a software development and integration company, from January 1997 to October 1997. From April 1994 until December 1996, Mr. Mawby was President of TechNode Inc., a software company focused on the development and marketing of systems management products for use in terrestrial and wireless networks based on scaleable agent technology developed by Mr. Mawby. Prior to that he served as Vice President of Operations and Engineering for Remuera Corporation from September 1988 to August 1991, and as President of Remuera Research & Development (Canada) Inc. from September 1991 to March 1994. Mr. Mawby received his Bachelor of Science from Carleton University in Ottawa, Canada.

      Bertram W. Rankin joined us in October 2000 as Vice President, Worldwide Marketing. Prior to joining us, Mr. Rankin was with Ricoh Silicon Valley, or RSV, a division of Ricoh Company Ltd. from July 1998 until September 2000. RSV developed and sold a line of information management solutions. While with RSV, Mr. Rankin was appointed General Manager in November 1999 after acting as Vice President of Marketing from July 1998. From October 1995 to June 1998, Mr. Rankin was Vice-President of Marketing with MindWorks Corporation, a developer of networked document management software. Mr. Rankin served as Director of Product Marketing with Xerox Corporation from September 1992 to September 1995. Mr. Rankin holds a B.A. in Economics from Harvard University and an M.B.A. in Marketing Concepts and Financial Management from Stanford University Graduate School of Business.

      Steve Mitchell joined us in October 2002 as General Counsel. Prior to joining us, Mr. Mitchell served from January 1990 to July 2002 in increasingly responsible positions for Hitachi Data Systems Corporation (Hitachi), a supplier of large and medium scale servers and data storage devices. While with Hitachi, Mr. Mitchell was President and Chief Operating Officer from June 2001 to April 2002 and Vice President, General Counsel and Secretary from October 2000 to June 2001 of its subsidiary, Hitachi Innovative Solutions Corporation, a systems integrator and CRM software implementer. From January 1990 until October 2000, Mr. Mitchell held a number of responsible legal positions at Hitachi and assisted with patent infringement litigation and other legal matters. Mr. Mitchell initiated his career with sales and contracts management positions with Sears, Radionix Corp., and Fujitsu America, Inc. Mr. Mitchell holds a B.S. in Organizational Psychology from the University of San Francisco and a J.D. from the Monterey College of Law. Mr. Mitchell is admitted to practice law in California and before the U.S. Supreme Court.

Item 2 — Properties.

      Substantially all of our office space is leased. We have approximately 161,000 square feet of total leased space in North America including our 40,000 square foot headquarters building in Cupertino, California. This location supports executive, legal, finance, human resources, marketing, sales, and administration. Other primary sites are located in Kirkland, Washington, which supports sales, technical support, and marketing, and Bellingham, Washington that supports research and development. Andover, Massachusetts supports the east coast of the U.S. with sales and technical support. Ottawa, Ontario, Canada supports the consulting and research and development groups primarily for the OnWeb product line since. Since December 31, 2001, our North American real estate lease obligations have been reduced through subleases, lease terminations, and natural expiration. Regional sales offices are located in New York, New York; Austin, Texas; and Reston, Virginia.

      Internationally, we lease approximately 31,000 square feet of office space in Haifa, Israel for the purpose of international sales, marketing, technical support, administration, and research and development. We also lease sales office space in Belgium, Brazil, France, Germany, Italy, Mexico, Spain, Sweden, the Netherlands, and the United Kingdom. We also own an approximately 6,000 square foot office facility in Mevaseret Zion, Israel that is leased to a third party through December 2004. Since December 31, 2001, European and Israeli real estate obligations have been reduced through subleases, lease terminations, and natural expirations.

Item 3 — Legal proceedings.

      On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against us, and our affiliates Network Software Associates, Inc. or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. We acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Kenneth Fisher. We, and our affiliates, first learned of the action when we were served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss NetManage from this action in exchange for our agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

      On January 31, 2002, on an order of the court following defendant’s successful motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint, or Second Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Complaint, Mr. Fisher filed a Third Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a) (1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2) in connection with NSA’s application and certification as a Section 8 (a) minority owned and controlled company. In addition, the Complaint alleges that NSA, Netsoft and the other defendants conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division, in violation of 31 U.S.C. § 3729 (a) (3). We did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. However, Mr. Fisher alleges that any liabilities of NSA and Netsoft passed to us. Mr. Fisher alleges damages in excess of $30,000,000. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint and filed a motion to strike the complaint. We, and our affiliates, vigorously dispute Mr. Fisher’s allegations.

      In addition, we may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business.

Item 4 —	Submission of matters to a vote of security holders.

      Not applicable.

PART II

Item 5 — Market for registrant’s common equity and related stockholder matters.

Market price of common stock

      Our common stock is traded on the Nasdaq National Market under the symbol NETME. As of January 31, 2003, there were 1,176 stockholders of record and approximately 19,415 beneficial owners of our common stock.

      On August 28, 2002, our stockholders approved a one-for-seven reverse split of our common stock for stockholders of record on July 15, 2002. The reverse stock split became effective at the close of business on September 3, 2002. The following table of high and low closing sales prices of our common stock has been adjusted to reflect the reverse stock split. The high and low closing sales prices of our common stock as reported on the Nasdaq National Market for each quarter of 2002 and 2001 were as follows:

	First	Second	Third	Fourth

2002
High	$9.03	$6.79	$5.25	$2.94
Low	5.25	3.85	0.83	0.81
2001
High	$16.84	$7.35	$5.67	$8.40
Low	6.56	4.48	1.75	1.75

      We have not declared or paid cash dividends on our common stock and do not currently intend to pay any cash dividends in the foreseeable future.

Item 6 — Selected financial data.

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and notes to those financial statements included in Item 8 of this Form 10-K. The selected financial data for 2001, 2000, and 1999 contains certain financial information that has been restated. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of this matter.

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

		(in thousands, except per share data)
Statement of Operations Data:(1)
Net revenues	$65,689	$79,249	$102,653	$78,256	$71,727
Loss from operations(2)	(16,941)	(11,942)	(75,363)	(32,956)	(21,817)
Net loss	(21,994)	(12,269)	(71,473)	(28,449)	(9,968)
Net loss per share, basic and diluted(3)	$(2.46)	$(1.32)	$(7.71)	$(2.87)	$(1.31)
Weighted average common shares, basic and diluted(3)	8,927	9,276	9,266	9,245	7,601

Balance Sheet Data:
Cash and cash equivalents and short term investments	$24,094	$33,830	$38,320	$63,227	$105,643
Working capital	9,789	18,626	20,750	22,160	98,113
Total assets	53,238	75,646	108,662	214,767	201,753
Total stockholders’ equity	16,087	38,588	51,904	119,750	159,160

(1)	As discussed in Note 3 of the Notes to Consolidated Financial Statements, we acquired Aqueduct Software, Inc., Wall Data Incorporated, Simware Inc., and FTP Software, Inc. in 2000, 1999, 1999, and 1998, respectively.

(2)	Loss from operations includes write-offs of in-process research and development of $1.7 million, $19.1 million, and $9.5 million for the years ended December 31, 2000, 1999, and 1998, respectively. Additionally, loss from operations includes restructuring charges of $4.7 million, $5.6 million, $3.8 million, and $7.0 million for the years ended December 31, 2002, 2000, 1999, and 1998, respectively. Also, loss from operations includes asset impairment charges of approximately $5.6 million and $39.8 million for the years ended December 31, 2002 and 2000, respectively and an insurance recovery of $3.8 million for the year ended December 31, 2000. See further discussion in “Management’s discussion and analysis of financial condition and results of operations.”

(3)	All share and per share data has been retroactively adjusted to give effect to our one-for-seven reverse stock split. The reverse stock split was approved by our stockholders on August 28, 2002 for stockholders of record on July 15, 2002 and became effective at the close of business on September 3, 2002.

Item 7 —	Management’s discussion and analysis of financial condition and results of operations.

      Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements, including those described in this report under the caption “factors that may affect our future results and financial conditions”. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

      The accompanying management’s discussion and analysis of financial condition and results of operations give effect to the restatement of the consolidated financial statements for the years ended December 31, 2001 and 2000 as described in Note 10 of the Consolidated Financial Statements.

Overview

      We develop and market software and service solutions that are designed to enable our customers to access and leverage the considerable investment they have in their host-based business applications, processes and data. Our business is primarily focused on providing a broad spectrum of specific personal computer and network or application server-based software and tools. These products are designed to allow our customers to access and use their mission-critical line-of-business host applications and resources; to publish information from existing host systems in a web presentation, particularly to new users, via the Internet; to create new web-based applications that leverage the corporation’s existing business processes and applications; and, to ensure the continued operation of these solutions through the incorporation and deployment of innovative, real-time, Internet-based support solutions. We have operations worldwide with offices located in the United States, Canada, Israel, Europe and Latin America.

      Our software solutions allow our customers to access and leverage applications, business processes and data on International Business Machines, or IBM, corporate mainframe computers, and IBM midrange computers such as the A/S 400™ series and on UNIX based servers. We also develop and market software that is designed to allow real time application sharing on corporate networks and across the Internet for the purposes of application support, help and training. We provide professional support, maintenance, and technical consultation services to our customers in association with the products we develop and market. We provide professional applications and management consultancy to our customers in association with the server-based products we deliver that are designed to allow customers to develop and deploy new web-based applications.

      Our principal products are compatible with Microsoft Corporation’s, or Microsoft’s Windows XP, Windows 2000, Windows NT, Windows 98, Windows 95, and Windows 3.x operating systems, Novell, Inc., or Novell operating systems and various implementations of the industry standard UNIX operating system such as IBM’s AIX, Hewlett-Packard Company’s HP/UX, Sun Microsystems Inc.’s Solaris™, and the open source Linux system.

      In 2002, we focused on the core competencies of our key business lines — Host Access and Host Integration — each with dedicated development, sales, marketing, and support resources. The Host Access product line includes our products branded RUMBA and ViewNow. The Host Integration product line includes our products branded OnWeb. The Real-time Interactive Support functionality, previously sold as the standalone product SupportNow, is being incorporated into our full line of products and adds value to our Host Access and Host Integration product offerings.

Application of critical accounting policies

      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies used in preparing our consolidated financial statements:

      Revenue Recognition: We derive revenue from primarily two sources: (1) product revenue, which includes software license and royalty revenue, and (2) services and support revenue, which includes software license maintenance and consulting. We license our software products on a one and two-year term basis or on a perpetual basis. Our two-year term based licenses include the first year of maintenance and support. To date, such two-year term licenses have been insignificant. We apply the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the sale of software products and to hardware transactions where the software is not incidental.

      We recognize revenue from the sale of software licenses to end users and resellers when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

      Product is sold without the right of return, except for defective product that may be returned for replacement. To date, such returns have been insignificant. Certain of our sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. Our international distributors generally do not have return rights and, as such, we generally recognize sales to international distributors upon shipment, provided all other revenue recognition criteria have been met. We give rebates to customers on a limited basis. These rebates are presented in our Consolidated Statement of Operations as a reduction of revenue.

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

      We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

      For arrangements with multiple elements (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on vendor-

specific objective evidence (VSOE) of the fair value of the undelivered elements. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      Service revenues are derived from providing our customers with software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectability is deemed probable. To date, consulting revenue has not been significant.

      Allowance for doubtful accounts, sales returns and rebates: In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. We apply a significant number of judgments in connection with assessing the collectability of our accounts receivable. We analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $18.3 million and $17.8 million, net of our allowance for doubtful accounts of $0.8 million and $2.4 million as of December 31, 2002 and 2001, respectively.

      If we were to assume that our future product returns were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, the estimate of future returns as of December 31, 2002 would range from $0.1 million to $0.2 million. In each of the years in the three-year period ended 2002, our actual returns have not deviated significantly from our estimates. Our actual product returns for 2002 and 2001 were $0.9 million and $0.6 million, respectively. If we were to change our estimate of future product returns to the high end of the range, there would be no material impact on our liquidity or capital resources. The estimates for returns represented approximately 0.2%, 0.2%, and 0.4% of our gross revenues, or approximately $0.2 million, $0.2 million, and $0.4 million for 2002, 2001, and 2000, respectively.

      In preparing our financial statements for the year ended December 31, 2002, we estimated rebate reserves for the few distributors who receive rebates. Our rebate reserves for 2002 were $0.1 million. For the year ended December 31, 2001, rebate reserves were insignificant and were included in product returns and not separately recorded.

      Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure or other factors. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our combined restructuring reserves balance was $4.6 million and $2.6 million as of December 31, 2002 and 2001, respectively. See Note 2 of the Notes to Consolidated Financial Statements concerning the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities for further discussion of accounting for restructuring activities after December 31, 2002.

      On January 30, 2003 we announced a restructuring of NetManage in response to the sluggish North America and European economies. We believe it was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. We anticipate a reduction in our workforce by more than 20% and expect to record a restructuring charge as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in the first quarter of 2003. For further discussion please see Note 11 to the Notes to Consolidated Financial Statements.

      Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statement of Operations.

      Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2002, we had a net deferred tax asset of approximately $76.6 million, consisting primarily of net operating losses and foreign tax credit carryforwards. Realization of such carryforwards before they expire is dependent on our generating sufficient future taxable income. We recorded a valuation allowance for the entire balance of the net deferred tax assets at December 31, 2002 due to uncertainties related to our ability to utilize the carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we will adjust these estimates in future periods.

      Valuation of long-lived and intangible assets and goodwill: We believe that the accounting estimate related to asset impairment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period as it requires us to make assumptions about future revenues over the life of our software products and services; and (2) the impact that recognizing an impairment has on the assets reported on our Consolidated Balance Sheet and the net loss reported in our Consolidated Statement of Operations could be material.

      Our assumptions about future revenues and sales volumes require significant judgment because actual sales prices and volumes have fluctuated significantly in the past and are expected to continue to do so. In estimating future revenues, we use our sales performance, planned levels of product development, planned new product launches, our internal budgets and industry market estimates of planned market size and growth rates to assist us.

      We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at a minimum annually. SFAS No. 142, Goodwill and Other Intangible Assets requires that if the sum of the future discounted cash flows expected to result from a company’s individual reporting unit is less than the reported value of the individual reporting unit, an asset impairment charge must be recognized in the financial statements. The amount of the impairment is calculated by subtracting the fair value of the asset from the reported value of the asset. We measure impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Upon adoption of SFAS No. 142 on January 1, 2002, we reclassified the net carrying amount of assembled workforce of $224,000 to goodwill and ceased amortization of goodwill.

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

      We operate in two markets, Host Access and Host Integration. In the Host Access market, we estimate that our future cash flows will increase substantially over the next few years primarily as a result of reducing costs to bring them in line with comparative cost structures for mature markets. Actual sales have declined approximately 18% on average over the last two years, and we anticipate further declines as the market continues to mature. In our Host Integration market, we anticipate revenue growth based on a combination of industry growth estimates, new products and enhancements to existing products and greater penetration of our substantial customer base. We also estimate that our expenses will decline faster than the decline in projected net revenues and therefore will decrease as a percentage of net revenues over the next five years.

      We reviewed our Host Access and Host Integration reporting units for impairment at December 31, 2002. The indicated fair value of the goodwill and intangible assets pertaining to our Host Access business was substantially greater than the carrying value, which had been reduced from its original recorded value, in large part due to an impairment charge taken in 2000 against these assets. We anticipate that the overall size of the Host Integration market will not be as large as we initially forecast. As a result we reduced our growth estimate of projected future revenues from this market, which reduced our anticipated discounted cash flows as well. We determined that the fair value of our assets related to the Host Integration market were less than the recorded value of those assets. Consequently, we determined that an asset impairment in the amount of $4.9 million had occurred as of December 31, 2002 and recorded a charge in our Consolidated Statement of Operations in the fourth quarter of 2002. In addition, we recorded an impairment of developed technology of $0.7 million in the fourth quarter of 2002.

     Acquisitions

      We have acquired a number of companies over the last several years. These acquisitions have allowed us to expand our existing customer base, obtain recurring revenue streams derived primarily from existing maintenance contracts, and to acquire intellectual property.

      On June 5, 2000, we completed our acquisition of Aqueduct Software, Inc., or Aqueduct, an early stage web-based application intelligence company. We issued 160,214 shares of NetManage common stock and issued warrants and options to purchase an additional 103,891 shares for all the outstanding stock of Aqueduct. The acquisition was accounted for as a purchase. The warrants and options, none of which were exercised, expired on December 5, 2001.

      On December 29, 1999, we completed our acquisition of Wall Data, a leader in the PC-to-IBM host connectivity market. We acquired all outstanding shares of Wall Data common stock and paid cash to qualifying Wall Data option holders and employee stock purchase plan participants pursuant to a cash tender offer of $9.00 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $94.0 million. The acquisition was accounted for as a purchase.

      On December 10, 1999, we completed our acquisition of Simware Inc., or Simware, a leading provider of e-commerce solutions and web integration servers. We acquired all outstanding shares of Simware common stock and paid cash to qualifying Simware option holders and employee stock purchase plan participants pursuant to a cash tender offer of $3.75 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $29.2 million. The acquisition was accounted for as a purchase.

      As described in detail below, under the heading “Factors that may affect our future results and financial condition” acquisitions involve a number of risks, including risks relating to the integration of the acquired company’s operations, personnel, and products. There can be no assurance that the integration of previously acquired companies, or the integration of any future acquisition(s), will be accomplished successfully, and the failure to accomplish effectively any of these integrations could have a material adverse effect on our results of operations and financial condition. As discussed below, we already incurred significant restructuring charges and asset impairment in connection with the acquisitions of Wall Data and Simware.

     Restructurings

      During the past several years, we have undertaken a number of initiatives intended to control costs and reduce operating expenses, including the discontinuance of several low revenue-generating products and the implementation of worldwide restructurings of our operations as a result of acquisitions and prevailing market conditions.

      In fiscal 2002, we continued to experience a reduction in revenues, which we believe related primarily to the worsening North American and European economies. Customers are postponing or canceling decisions to purchase technology products because of uncertainties within their own businesses. We believed it was necessary to refocus our operations and reduce our operating expenses to bring them more in line with our revised anticipated revenue levels. Consequently, on August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of the restructuring, we reduced our workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations, and $2.0 million of employee and other-related expenses for employee terminations. We anticipate that the execution of the restructuring actions will require total cash expenditures of $4.4 million, which is expected to be funded from internal operations and existing cash balances. As of December 31, 2002, we had incurred costs totaling $1.3 million related to the restructuring, which required $1.2 million in cash expenditures, leaving a remaining restructuring liability of approximately $3.3 million.

      In the first six months of 2000, revenues primarily from the Wall Data products, fell short of the level of revenues anticipated prior to the acquisitions. In management’s judgment, this shortfall in the level of revenue was not a temporary condition. As a result, we revisited our strategy to refocus on core competencies, revised our business plan, and our projected future revenues for each family of products. Management believed it was necessary to restructure the Company and reduce operating expenses in line with the revised anticipated level of revenues, which were expected to be less than or comparable to revenues generated during the first half of fiscal 2000. Consequently, we announced a restructuring of operations on August 3, 2000 and reduced our workforce by approximately 17% consisting mostly of engineering and customer support personnel, who were focused primarily on older technologies acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and our ability to enhance and expand products acquired from Wall Data and FTP were reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, we also made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million, which included approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional service costs, and an $800,000 settlement to Verity Inc. for a software license that we no longer planned to use. As of December 31, 2002, we had incurred costs totaling approximately $5.1 million related to the restructuring and recorded a reduction in the original estimate of $0.3 million. The remaining restructuring reserve of approximately $0.2 million is included in accrued liabilities.

      In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, NetManage initiated a plan to restructure its worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, we recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee terminations across all functions, and $0.5 million of other miscellaneous expenses. We anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $3.6 million that are expected to be funded from internal operations. As of December 31, 2002, we had made cash payments totaling approximately $3.3 million and recorded a reduction in the original estimate of $0.1 million related to the restructuring, leaving a balance of approximately $0.4 million included in accrued liabilities.

      On January 30, 2003 we announced a restructuring of NetManage in response to the sluggish North America and European economies. We believe it was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. We anticipate a reduction in our workforce by more than 20% and expect to record a restructuring charge as required by SFAS No. 146,

Accounting for Costs Associated with Exit or Disposal Activities, in the first quarter of 2003. For further discussion please see Note 11 to the Notes to Consolidated Financial Statements.

      As described in detail below, under the heading “Factors that may affect our future results and financial condition”, the successful combination of companies requires coordination of sales and marketing with research and development efforts, and can be difficult to accomplish. The integration of companies we have acquired has involved geographically separated organizations, and personnel with diverse business backgrounds and corporate cultures. We believe that factors such as the ongoing attention and dedication of management and resources required to affect the complete integration of acquired companies, and the consequent disruption in the business of all parties involved, may contribute to interruptions and loss momentum in our business activities. Our ability to maintain or increase revenues from the sale of products from companies we have acquired on an ongoing basis depends in part on our ability to effectively respond to these factors.

     Other intangible assets impairment

      In 2000, based on our analysis of revised product directions, revenue forecasts and undiscounted future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, we determined that there was a permanent impairment of the long-lived assets related to the acquisitions of Wall Data and FTP. As a result, we wrote off $39.8 million consisting of $30.9 million of goodwill and $8.9 million of other intangibles, through a charge to operations in the third quarter of fiscal 2000.

      In 2002, based on our analysis of revised product directions, revenue forecasts and undiscounted future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, we determined that there was a permanent impairment of the developed technology related to the acquisition of Aqueduct Software, Inc. As a result, we wrote off $0.7 million of developed technology through a charge to operations in the fourth quarter of fiscal 2002. We also determined that there was a permanent impairment in the goodwill arising on the acquisition of Simware, and we wrote off $4.9 million through a charge to operations in the fourth quarter of 2002.

     Reverse stock split

      On August 28, 2002, our stockholders approved a one-for-seven reverse stock split of our common stock for stockholders of record on July 15, 2002, which became effective at the close of business on September 3, 2002.

     Stock repurchase program

      Our Board of Directors has authorized the repurchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. During 2002, we purchased 616,401 shares of our common stock on the open market at an average purchase price of $3.83 per share for a total cost of approximately $2.4 million. Cumulatively, as of December 31, 2002, we had repurchased 2,004,917 shares of our common stock at an average price of $10.29 per share for a total cost of approximately $20.6 million.

Year ended December 31, 2002 compared to year ended December 31, 2001

      This selected financial data for fiscal year 2002 and 2001 contains certain financial information (in millions) that has been restated for 2001 (see Note 10 of the Notes to Consolidated Financial Statements for further discussion of this matter):

	Year Ended December 31,

	2002	2001	Change

		(As restated)
Net revenues
License fees	$31.4	$39.0	$(7.6)	(19.5)%
Services	34.3	40.2	(5.9)	(14.7)%

Total net revenues	65.7	79.2	(13.5)	(17.0)%
As a percentage of net revenues:
License fees	47.8%	49.2%
Services	52.2%	50.8%

Total net revenues	100.0%	100.0%

Gross margin	$57.1	$67.7	$(10.6)	(15.7)%
As a percentage of net revenue	87.0%	85.5%
Research and development	$13.1	$18.0	$(4.9)	(27.2)%
As a percentage of net revenue	19.9%	22.7%
Sales and marketing	$35.4	$45.4	$(10.0)	(22.0)%
As a percentage of net revenue	53.9%	57.3%
General and administrative	$12.2	$10.3	$1.9	18.4%
As a percentage of net revenue	18.6%	13.0%
Restructuring charges	$4.7	$—	$4.7	100.0%
As a percentage of net revenue	7.2%	0.0%
Goodwill and other intangible assets impairment	$5.6	$—	$5.6	100.0%
As a percentage of net revenue	8.5%	0.0%
Amortization of goodwill and other intangible assets	$3.1	$6.0	$(2.9)	(48.3)%
As a percentage of net revenue	4.7%	7.5%
Loss on investments, net	$(2.8)	$(1.8)	$(1.0)	(55.6)%
As a percentage of net revenue	(4.3)%	(2.3)%
Interest income and other, net	$0.4	$2.6	$(2.2)	(84.6)%
As a percentage of net revenue	0.6%	3.3%
Foreign currency transaction losses	$(1.5)	$(0.4)	$(1.1)	(275.0)%
As a percentage of net revenue	(2.3)%	(0.5)%
Provision for income taxes	$1.1	$0.7	$0.4	57.1%
Effective tax rate	NA	NA

Net loss	$(22.0)	$(12.3)	$9.7	78.9%
As a percentage of net revenue	(33.5)%	(15.5)%

     Net revenues

      Historically, a majority of our net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with product licenses.

      License fees and service revenues decreased 17% during the year ended December 31, 2002 as compared to the year ended December 31, 2001. This decrease resulted from customer decisions to cancel or postpone purchases of our products, due to the slowing North American (including Latin America), and European economies, and pressures on our average selling prices. We experienced a decrease in incoming orders for 2002 that began in the first quarter and continued through the third quarter. Incoming orders increased in the fourth quarter of 2002. This trend was identical to the trend experienced in 2001. Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders. Host Access revenues in 2002 declined approximately 17% from 2001 with declines in both license revenues and service revenues across all geographic territories. Host Integration revenues in 2002 declined approximately 25% from 2001 primarily because of a decline in consulting revenues, offset in part by a 55% growth in Host Integration license revenues and a 5% increase in maintenance revenues. Service revenues increased as a percentage of total revenues to just over 52% due to the larger percentage decline in license revenues in 2002.

      We have operations worldwide, with sales offices located in the United States, Europe, Canada, Latin America, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 28% and 29% for the years ended December 31, 2002 and 2001.

      No customer accounted for more than 10% of net revenues during the years ended December 31, 2002 and 2001.

     Gross margin

      Cost of revenues — License fees primarily include costs associated with order processing, product packaging, documentation and software duplication, the amortization and write-down of acquired technology, and royalties paid to third parties for licensed software incorporated into our products.

      Cost of revenues — Services include costs associated with both consulting and customer support, and consist primarily of salaries and commissions, benefits, travel, and occupancy expenses.

      Gross margin decreased in absolute dollars for the year ended December 31, 2002 as compared to the year ended 2001, primarily because of the decline in net revenues of 17%, offset in part by cost reductions associated with the reduction in headcount of 23 full time employees and to more cost effective software procurement and distribution initiatives.

      Gross margin as a percentage of net revenues increased 1.5% in 2002 as compared to 2001 and may fluctuate in the future due to increased price competition, the mix of distribution channels used by us, the mix of license fee revenues versus service revenues, the mix of products sold, and the mix of international versus domestic revenues.

     Research and development

      Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R & D expenses decreased, in absolute dollars and as a percentage of net revenues for 2002 as compared to 2001, primarily as a result of the reduction in headcount of 32 full time employees for research and development activities in our Host Access product line.

      Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in 2002.

     Sales and marketing

      Sales and marketing expenses consist primarily of salaries and commissions of sales, and marketing personnel, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased in absolute dollars and as a percentage of net revenues for the year 2002, as compared to the year 2001, primarily as a result of lower sales levels, the reduction in sales and sales support staff by 50 full time employees as part of our ongoing cost reduction efforts, and to a lesser extent, actions as a result of our restructuring in August 2002.

     General and administrative

      General and administrative expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. General and administrative expenses increased in absolute dollars and as a percentage of net revenues for 2002 as compared to 2001 primarily as a result of higher professional fees related to the re-audit of our 2000 and 2001 fiscal years and for various litigation matters in which NetManage is involved. The increase in costs was partially offset as a result of the reduction in staff of 13 full time employees.

     Restructuring charges

      In fiscal 2002, we continued to experience a reduction in revenues, which we believe relates primarily to the worsening North American and European economies. Customers are postponing or canceling decisions to purchase technology products because of uncertainties within their own businesses. We believed it was necessary to refocus our operations and reduce our operating expenses to bring them more in line with our revised anticipated revenue levels, which we expect to be comparable or less than those of the previous year. Consequently, on August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of the restructuring, we reduced our workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations, and $2.0 million of employee and other-related expenses for employee terminations. We anticipate that the execution of the restructuring actions will require total cash expenditures of $4.4 million, which is expected to be funded from internal operations and existing cash balances. As of December 31, 2002, we had incurred costs totaling $1.3 million related to the restructuring, which required $1.2 million in cash expenditures. The remaining restructuring liability of approximately $3.3 million is included in accrued liabilities at December 31, 2002.

      An additional charge of $0.1 million was recorded in the fourth quarter of 2002 as a result of changes in estimates in restructuring charges originally recorded in prior years (See Note 4 to the Notes to Consolidated Financial Statements).

     Goodwill and other intangible assets impairment

      In the fourth quarter of 2002, based on our analysis of revised product directions, revenue forecasts and future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, we determined that there was a permanent impairment of the long-lived assets related to the acquisitions of Simware and Aqueduct. We re-evaluated the fair value of these long-lived assets and intangibles using primarily the estimated discounted cash flows method. We used the same methodology to evaluate the fair value of our long-lived assets and intangibles to allocate purchase price at the time of acquisition. As a result, we wrote off $5.6 million of goodwill and intangible assets, consisting of $4.9 million of goodwill and $0.7 million of other intangibles, through a charge to operations.

     Amortization of goodwill and other intangible assets

      On January 1, 2002, NetManage implemented SFAS No. 142 Goodwill and Other Intangible Assets that requires that goodwill no longer be amortized. In 2002, no goodwill and $3.1 million of other intangibles were amortized. In 2001, approximately $2.9 million of goodwill and $3.1 million of other intangibles were amortized. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life of five years.

     Loss on investments, net

      In the third quarter of 2002, we determined that our investment in easyBASE Ltd. and fusionOne, Inc. was permanently impaired, as a result of continued weakness in the software development industry and our analysis of data provided to us by both companies. In the past, we have invested in a number of companies that have developed technologies that we felt had related use with our products, and had significant opportunity in their own markets. In large part as a result of the current economy, we have determined that these investments in easyBASE and fusionOne were permanently impaired and wrote them down by $1.5 million and $0.3 million, respectively, to expected realizable values. In addition, we realized a loss of approximately $759,000 on our investment in Kana Software, Inc.. In the fourth quarter of 2002, as a result of our determination of further deterioration in their business outlook, we wrote off a bridge loan to easyBASE in the amount of $275,000 that we believe will not be collectible. As a result, we recorded an aggregate loss on investments of approximately $2.8 million in 2002.

     Interest income and other, net

      The decrease in interest income and other, net for 2002 as compared to 2001, is primarily the result of the reduction in the cash accounts from $33.0 million to $24.0 million and the lower money market interest rates in 2002. As well, in 2001 we received approximately $1.4 million in interest income related to income tax refunds of approximately $9.3 million. No such tax refunds and interest were received in 2002.

     Foreign currency transaction losses

      We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately ten foreign currencies worldwide, of which the most significant to our operations are the euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. In 2002, we recorded an increase in foreign currency transaction losses of $1.1 million as compared to 2001 resulting primarily from fluctuations in the Israeli Shekel.

     Provision for income taxes

      We recorded a provision for income taxes for the year-ended December 31, 2002 of approximately $1.1 million, which consisted primarily of foreign income taxes, net of state income tax benefits. Our effective tax rate for 2002 is less than 1%, due to our current consolidated loss position.

      As of December 31, 2002, we had a gross deferred tax asset of approximately $76.6 million. Realization of the gross deferred tax asset is dependent on our generating sufficient future taxable income. Currently, we believe that it is likely the gross deferred tax asset may not be realized and, therefore, we have fully reserved the gross deferred tax asset. The amount of the gross net deferred tax asset, however, could be adjusted in the near term if actual future taxable income differs from estimated amounts.

Year ended December 31, 2001 compared to year ended December 31, 2000

      This selected financial data for fiscal year 2001 and 2000 contains certain financial information (in millions) that has been restated (see Note 10 to the Notes to Consolidated Financial Statements for further discussion of this matter):

	2001	2000

	Year Ended December 31,

			Change

	(As	(As
	restated)	restated)
Net revenues
License fees	$39.0	$53.8	$(14.8)	(27.5)%
Services	40.2	48.9	(8.7)	(17.8)%

Total net revenues	79.2	102.7	(23.5)	(22.9)%
As a percentage of net revenues:
License fees	49.2%	52.4%
Services	50.8%	47.6%

Total net revenues	100.0%	100.0%
Gross margin	$67.7	$84.3	$(16.6)	(19.7)%
As a percentage of net revenue:	85.5%	82.1%
Research and development	$18.0	$24.5	$(6.5)	(26.5)%
As a percentage of net revenue:	22.7%	23.9%
Sales and marketing	$45.4	$60.1	$(14.7)	(24.5)%
As a percentage of net revenue:	57.3%	58.5%
General and administrative	$10.3	$17.2	$(6.9)	(40.1)%
As a percentage of net revenue:	13.0%	16.7%
Insurance recovery	$—	$(3.8)	$3.8	100.0%
As a percentage of net revenue:	0.0%	(3.7)%
Write-off of in-process research and development	$—	$1.7	$(1.7)	(100.0)%
As a percentage of net revenue:	0.0%	1.7%
Restructuring charges	$—	$5.6	$(5.6)	(100.0)%
As a percentage of net revenue:	0.0%	5.5%
Goodwill and other intangible assets impairment	$—	$39.8	$(39.8)	(100.0)%
As a percentage of net revenue:	0.0%	38.8%
Amortization of goodwill and other intangible assets	$6.0	$14.6	$(8.6)	(58.9)%
As a percentage of net revenue:	7.6%	14.2%
Gain (loss) on investments, net	$(1.8)	$2.3	$(4.1)	(178.3)%
As a percentage of net revenue:	(2.3)%	2.2%
Interest income and other, net	$2.6	$2.7	$(0.1)	(3.7)%
As a percentage of net revenue:	3.3%	2.6%
Foreign currency transaction losses	$(0.4)	$(0.4)	$(0.0)	0%
As a percentage of net revenue:	(0.5)%	(0.3)%
Provision for income taxes	$0.7	$0.7	$0.0	0%
Effective tax rate	NA	NA

Net loss	$(12.3)	$(71.5)	$59.2	(82.9)%
As a percentage of net revenue:	(15.5)%	(69.6)%

     Net revenues

      License fees and service revenues decreased 23% during the year ended December 31, 2001 as compared to the year ended December 31, 2000. This decrease resulted from customer decisions to cancel or postpone purchases of our products, due to the slowing North American (including Latin America) economy, pressures on our average selling prices, and the tragic events of September 11, 2001. We experienced a reduction in incoming orders that began the last half of 2000 through the third quarter of 2001 and incoming orders did not begin to increase until the fourth quarter of 2001. The slowdown in the economy, as well as the trauma associated with the September 11, 2001 events, had a major influence on our customer willingness to place new orders for our products. We experienced significant revenue reduction in each of the quarters compared to the same quarter of the previous year. In some cases, the customers chose to reduce the number of desktop units at the time of annual maintenance renewal to reflect the reduction-in-force at their facility, or they continued to push out their buying decision due to budget constraints. The revenue reduction occurred both domestically and internationally. Service revenues increased as a percentage of net revenues to just over 50% of our total net revenues due to the proportionally larger decline in license revenues.

      Revenues outside of North America (United States, Latin America, and Canada) as a percentage of total net revenues were approximately 29% and 28% for the years ended December 31, 2001 and 2000, respectively. No customer accounted for more than 10% of net revenues during the years ended December 31, 2001 and 2000.

     Gross margin

      Gross margin decreased in absolute dollars but increased to approximately 85% as a percentage of net revenues for the year ended December 31, 2001 as compared to the year ended 2000. This resulted primarily from an improvement in the gross margin on services due to ongoing cost reduction efforts.

     Research and development

      Research and development, expenses decreased, in absolute dollars and as a percentage of net revenues for 2001 as compared to 2000, primarily as a result of the reduction in headcount by 55 full time employees for research and development activities.

     Sales and marketing

      Sales and marketing expenses decreased in absolute dollars and as a percentage of net revenues for the year 2001, as compared to the year 2000, primarily as a result of lower sales levels, the reduction in sales and support staff of 114 full time employees as part of the ongoing cost reduction efforts, and to a lesser extent, actions as a result of our restructuring in August 2000.

     General and administrative

      General and administrative expenses decreased in absolute dollars and as a percentage of net revenues for 2001 as compared to 2000. The $6.4 million reduction in expenses resulted primarily from a reduction in facilities related costs and personnel reduction efforts including the reduction in staff of 13 full time employees.

     Insurance recovery

      During the year ended December 31, 2000, we received a cash payment of $3.8 million from our insurance companies as a reimbursement of amounts paid for legal fees and expenses by us in prior years in connection with the settlement of certain litigation. No such reimbursements were received in 2001.

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

      The nature of the efforts to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, coding, and testing activities that are necessary to establish that the products can be produced to meet our design requirements, including functions, features, and technical and economic performance requirements (See Note 3 to the Notes to Consolidated Financial Statements).

     Restructuring charges

      On August 3, 2000, we announced a restructuring of our operations designed to re-focus our core business functions and reduce operating expenses. In connection with the restructuring, we reduced our workforce by approximately 17% and made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million, which primarily consisted of approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations and an $800,000 settlement to Verity, Inc. for a software license that we did not plan to use and accordingly wrote-off (See Note 4 to the Notes to Consolidated Financial Statements).

     Goodwill and other intangible assets impairment

      In connection with the restructuring announced on August 3, 2000 (See Notes 2 and 4 to the Notes to Consolidated Financial Statements), we performed an evaluation in accordance with SFAS No. 121 of the recoverability of all goodwill and other intangibles assets. We concluded from the results of this evaluation that a significant, permanent impairment of goodwill and other intangibles had occurred. As a consequence, we wrote off $39.8 million of goodwill and other intangibles through a charge to operations in August 2000.

     Amortization of goodwill and other intangible assets

      Amortization of goodwill and intangibles decreased in 2001, compared to 2000, as a result of the goodwill impairment charge of $39.8 million taken in the third quarter of 2000 and the goodwill and intangible assets adjustment to reverse $9.7 million of overestimated liabilities assumed in the Wall Data acquisition, recorded in the fourth quarter of 2000.

     Gain (loss) on investments, net

      In December 2000, ServiceSoft, Inc., one of our investments, was acquired by Broadbase, a publicly traded company. As a result, we received shares of Broadbase common stock in exchange for our minority interest in ServiceSoft, Inc., and recognized a gain of approximately $2.2 million on our original investment. The shares of Broadbase common stock owned by us were classified as available-for-sale securities as of December 31, 2000. On June 29, 2001, Broadbase merged with KANA Software, Inc. (KANA), a publicly traded company. For the year ended December 31, 2001, we recognized a loss on our holdings of KANA, of approximately $1.8 million based on adjusting our holdings in KANA to the fair market value at December 31, 2001. (See Note 10 to the Notes to Consolidated Financial Statements).

     Interest income and other, net

      The small decrease in interest income and other, net for 2001 as compared to 2000 resulted primarily from the reduction in interest rates and reduction of our cash balances. Interest income and other, net in 2001 includes $1.4 million of interest income related to the $9.3 million of income tax refunds received during the year.

      There was a reduction in interest expense and an increase in transaction losses for the 2001 year of approximately $31,000 and $57,000, respectively. In December 2001, we recorded as income a previously unrecognized gain of $221,000 on marketable securities. This gain was offset by a $133,000 loss on marketable securities from the Wall Data acquisition in 1999.

     Foreign currency transaction losses

      We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately ten foreign currencies worldwide, of which the most significant to our operations are the euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. In 2001 there was no significant change in foreign currency transaction losses as compared to 2000.

Provision for income taxes

      We recorded a provision for income taxes for the year-ended December 31, 2001 of approximately $0.7 million, which consisted primarily of foreign income taxes. Our effective tax rate for 2001 was less than 1% and this was due to our consolidated loss position. Income taxes primarily include international withholding taxes and state taxes.

      As of December 31, 2001, we had a gross deferred tax asset of approximately $63.4 million. Realization of the gross deferred tax asset was dependent on our generating sufficient future taxable income. We believed that it was likely the gross deferred tax asset would not be realized and, therefore, we fully reserved the gross deferred tax asset. The amount of the gross net deferred tax asset, however, could be adjusted in the future if actual future taxable income differs from estimated amounts.

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

      The table below presents the carrying value, market value and related weighted average interest rates for our cash and interest-bearing investment portfolio as of December 31, 2002. All investments mature, by policy, in four years or less.

	Carrying	Market	Average
	Value	Value	Interest Rate

	(in millions, except for
	average interest rates)
Investment Securities:
Cash and cash equivalents — fixed rate	$24.0	$24.0	1.4%

      A hypothetical change of 10% in interest rates would not have a material impact on our financial position.

Foreign currency risk

      We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately ten foreign currencies worldwide, of which the most significant to our operations are the euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. The net results of the transaction gains or losses appear in the line entitled as foreign currency transaction gains or losses. At the end of each period, the translation of the Consolidated Balance Sheet from local currency to the group currency appear in the Consolidated Statement of Comprehensive Loss under the foreign currency translation adjustments line.

Liquidity and capital resources

	2002	2001

	(In millions)
Cash and cash equivalents	$24.0	$33.0
Short-term investments	0.1	0.8
Net cash used in operating activities	(6.2)	(0.7)
Net cash used in investing activities	(1.2)	(0.6)
Net cash used in financing activities	(1.9)	(1.1)

      Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary public stock offerings and private preferred stock issuances, which aggregated net proceeds to us of approximately $72.5 million. We do not have a bank line of credit. The domestic and international economic events described elsewhere in this Annual Report, have negatively impacted our ability to generate sufficient cash to offset our cash outflows. We have taken a number of measures to reverse this trend through restructuring our organization, reducing our operating expenses through the closing of excess facilities, subleasing excess facility space, and carefully monitoring our discretionary expenses. We are committed to bring our expenses in line with our anticipated revenues and on January 30, 2003 announced more restructuring of our organization. It is the intent of management in 2003 to change our organization to be a net provider of cash. Our business has been and will be dependent upon the spending of our customers in their respective IT organizations. No guarantees can be made as to when and how our products will be received in the future under these uncertain economic times.

      During the year ended December 31, 2002, our aggregate cash and cash equivalents, short-term investments decreased from $33.0 million to $24.0 million. This decrease was due primarily to our net cash used in operating activities of $6.2 million, our repurchase of our common stock in the open market under the repurchase program described below, and equipment purchases. Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any specific commitments with regard to future capital expenditures. Net cash used in financing activities in 2001 reflects the issuance of shares under our employee stock purchase plan and stock option plans net of the repurchase of our common stock, from time to time, through open market purchases. For the year ended December 31, 2001, we received $9.3 million in tax refunds including interest of $1.4 million

      At December 31, 2002, we had working capital of $9.8 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements beyond one year.

      Our Board has authorized the repurchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. In October 2001, the Board authorized the repurchase of 857,143 shares of our common stock on the open market from time-to-time. During 2002, we repurchased 616,401 shares of our common stock for $2.4 million on the open market at the average price of $3.83 per share. During 2001, we repurchased 337,221 shares of our common stock on the open market at an average purchase price of $5.49 per share for a total cost of approximately $1.9 million. During 2000, we repurchased 143,538 shares of our common stock on the open market at an average purchase price of $5.95 per share for a total cost of approximately $0.9 million. Cumulatively, as of December 31, 2002, we had repurchased 2,004,917 shares of our common stock at an average price of $10.29 per share for a total cost of approximately $20.6 million.

      A summary of certain contractual obligations as of December 31, 2002 is as follows:

	Amount of commitment expiration per period

		Less Than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(in thousands)
Capital leases	$15	$15	—	—	—
Operating leases	13,705	5,494	$4,551	$1,542	$2,118

Total	$13,720	$5,509	$4,551	$1,542	$2,118

Factors that may affect our future results and financial condition

      Our business is subject to a number of risks and uncertainties. You should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the Securities and Exchange Commission, or SEC. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose part or all of your investment.

Our operating results have fluctuated significantly in the past and may continue to do so in the future, which could cause our stock price to decline.

      We have experienced, and expect to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others:

•	general economic conditions, in particular, the recent slowdown of purchases of information technology due to current economic conditions in North America and internationally;

•	changes in the demand for our products;

•	introduction or enhancements to our products and those of our competitors;

•	technological changes in computer networking;

•	competitive pricing pressures;

•	market acceptance of new products;

•	customer order deferrals in anticipation of new products and product enhancements;

•	the size and timing of individual product orders;

•	mix of international and domestic revenues;

•	mix of distribution channels through which our products are sold;

•	loss of, or failure to enter into, strategic alliances to develop or promote our products;

•	quality control of our products;

•	changes in our operating expenses;

•	personnel changes;

•	foreign currency exchange rates;

•	seasonality; and

•	adverse business conditions in specific industries.

      In addition, our acquisition of complementary businesses, products or technologies has in the past caused and may continue to cause fluctuations in our operating results due to in-process research and development charges, the amortization of acquired intangible assets, and integration costs such as those recorded in connection with the acquisitions of FTP, Wall Data, Simware, and Aqueduct.

      Since we generally ship software products within a short period after receipt of an order, we do not typically have a material backlog of unfilled orders, and our revenues in any one quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter. Our expenses are based in part on our expectations as to future revenues and to a large extent are fixed. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in demand for our products in relation to our expectations or any material delay of customer orders would have an almost immediate adverse impact on our operating results and on our ability to achieve profitability.

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

We have not been profitable since 1995 and may never achieve profitability.

      We had a net loss from operations of approximately $22.0 million for the year ended December 31, 2002. We have not achieved profitability on an annual basis since 1995 and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, if we are profitable, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. As a result, we will need to generate significant revenues to attain profitability. Increasing competition and the declining worldwide economy are likely to cause our prices to decline, which would harm our operating results. We expect our prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our prices and profit margins. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

We rely significantly on third parties for sales of our products and our revenues could decline significantly with little or no notice.

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

      Furthermore, our results of operations can also be materially adversely affected by changes in the inventory strategies of our resellers, which can occur rapidly and may not be related to end-user demand. As part of our continued strategy of selling through multiple distribution channels, we expect to continue using indirect distribution channels, particularly value-added resellers and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total net revenues during 2003 and beyond, as a result of acquisitions or increased market penetration. Any material increase in our indirect sales as a percentage of revenues may adversely affect our average selling prices and gross margins due to lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively, will be qualified to provide timely and cost-effective customer support and service, or will continue to represent our products. If we are unable to recruit or retain important resellers or distributors or if they decrease their sales of our products, we may suffer a material adverse effect on our business, financial condition or results of operations.

Our acquisitions may have a material adverse effect on our operating results and financial condition.

      We consummated several merger and acquisition transactions, including the acquisitions of Wall Data and Simware in the fourth quarter of 1999, and the acquisition of Aqueduct in the second quarter of 2000. These acquisitions were motivated by various factors, including the desire to obtain new technologies, expand and enhance our product offerings, expand our customer base, attract key personnel, and strengthen our presence in the international and OEM marketplaces. Product and technology acquisitions entail numerous risks, including:

•	the diversion of management’s attention away from day-to-day operations;

•	difficulties in the assimilation of acquired operations and personnel, such as sales, engineering, and customer support;

•	the integration of acquired products with existing product lines;

•	the failure to realize anticipated benefits of cost savings and synergies;

•	the loss of customers;

•	undisclosed liabilities;

•	adverse effects on reported operating results;

•	the amortization of acquired intangible assets;

•	the loss of key employees;

•	the difficulty of presenting a unified corporate image;

•	in 2001 and 2002, our operating results have been materially lowered by write-downs of our goodwill we have taken in connection with our past acquisitions. We cannot assume we will have to take similar write-downs in future periods.

We have undergone significant restructurings, which may have a material adverse effect on our operating results.

      In early December 1999, following our acquisitions of Wall Data and Simware, we initiated a plan to restructure our worldwide operations in order to integrate the operations of these companies. We undertook further restructurings of our operations in August 2000, and again in August 2002. These restructuring plans involved reductions in our worldwide workforce and the consolidation of certain of our sales, customer support, and research and development operations. We have also had to write-down assets acquired in these acquisitions, which has lowered our operating results. These restructuring plans may not be successful and may not improve future operating results. Completion of the restructuring plans may disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. On January 30, 2003, we announced further restructuring of our organization. See Note 11 to Notes to Consolidated Financial Statements for more discussion under subsequent events. We may also be required to implement additional restructuring plans in the future.

      The successful combination of companies requires coordination of sales and marketing with research and development efforts, and can be difficult to accomplish. The integration of both Wall Data and Simware involved geographically separated organizations (in suburban Seattle, Washington; suburban Boston, Massachusetts; Cupertino and Irvine, California; Ottawa, Ontario, Canada; and Haifa, Israel), and personnel with diverse business backgrounds and corporate cultures. We believed that factors such as the ongoing attention and dedication of management and resources required to effect the complete integration of both Wall Data and Simware, and the consequent disruption in the business of all parties involved, contributed to interruptions and loss of momentum in our business activities. Our ability to maintain or increase revenues from the sale of products from Wall Data and Simware on an ongoing basis depends in part on our ability to effectively respond to these factors.

We may not be able to successfully make acquisitions of or investments in other companies or technologies.

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

We are dependent upon our key management for our future success, and few of our managers are obligated to stay with us.

      Our success depends on the efforts and abilities of our senior management and certain other key personnel. Many of our key employees are employed on an at-will basis. If any of our key employees left or were unable to work and we were unable to find a suitable replacement, then our business, financial condition and results from operations could be materially harmed.

We face significant competition and competition in our market is likely to increase and could harm our business.

      The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, price erosion, changes in customers’ needs, and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our market, and accordingly, the market for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplace including the proliferation of Microsoft Windows client server technology, and the continued implementation of web-based access to corporate mainframe and midrange computer systems. Our connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, and Sun Microsystems, Inc., as well as smaller networking software companies such as Jacada Ltd., Seagull Holding HV, and Hummingbird Ltd. We also face competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc.

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

      Furthermore, our competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of our products. These developments may adversely affect sales of our products either by directly affecting customer-purchasing decisions or by causing potential customers to delay their purchases of our products. Several of our competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 95, Windows 98, Windows 2000, Windows ME, Windows NT, Windows XP, and Windows.NET operating systems. We have products, which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on our business, financial condition or results of operations.

If we fail to manage technological change, respond to consumer demands or evolving industry standards or if we fail to enhance our products’ interoperability with the products of our customers, demand for our products will decrease and our business will suffer.

      From time to time many of our customers have delayed purchase decisions due to confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve our position in this industry, we must successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. We have experienced difficulty from time to time in developing and introducing new products and enhancing existing products, in a manner which satisfies customer requirements and changing market demands. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition, and results of operations. The failure to develop products or product enhancements incorporating new functionality on a timely basis could cause customers to delay purchase of our current products or cause customers to purchase products from our competitors; either situation would adversely affect our business, financial condition, and results of operations. We may not be successful in developing new products or enhancing our existing products on a timely basis, and any new products or product enhancements developed by us may not achieve market acceptance. In addition, we incorporate software and other technologies owned by third parties and as a result, we are dependent upon such third parties’ ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes.

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship many of our products and our business will be seriously harmed.

      Certain of our products incorporate software and other technologies developed and maintained by third parties. We license these technologies from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements or find suitable replacements, we would not be able to ship many of our products and our business would be materially harmed. For example, we have a license agreement with Dart Technologies, Inc. for Power TCP Telnet and Power TCP VT320 for five years, which we use in our OnWeb product line. There can be no assurance that we would be able to replace the functionality provided by the third-party technologies currently offered in conjunction with our products if those technologies become unavailable to us or obsolete or incompatible with future versions of our products or market standards.

We depend upon the compatibility of our products with applications operating on Microsoft Windows to sell our products.

      Substantially all of our net revenues have been derived from the sales of products that provide internetworking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of certain of our products would be negatively impacted by developments adverse to Microsoft’s Windows products. In addition, our strategy of developing products based on the Windows operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. If we are unable to gain such access our ability to develop new products compatible with future Windows release in a timely manner could be harmed.

The loss of any of our strategic relationships would make it more difficult to keep pace with evolving industry standards and to design products that appeal to the marketplace.

      Our future success depends on our ability to maintain and enter into new strategic alliances and OEM relationships to develop necessary products or technologies, to expand our distribution channels or to jointly market or gain market awareness for our products. We currently rely on strategic relationships, such as those with Microsoft to provide us with state of the art technology, assist us in integrating our products with leading industry applications and help us make use of economies of scale in manufacturing and distribution. However, we do not have written agreements with many of our strategic partners and cannot ensure these relationships will continue for a significant period of time. Many of our agreements with these partners are informal and may be terminated by them at any time. There can be no assurance that we will be successful in maintaining current alliances or developing new alliances and relationships or that such alliances and relationships will achieve their intended purposes.

We may be subject to product returns, product liability claims and reduced sales because of defects in our products.

      Software products as complex as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Errors may also arise as a result of defects in third-party products or components, which are incorporated, into our products. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products or product enhancements after commencement of commercial shipments, which could result in loss of or delay in market acceptance. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could have a material adverse effect on our business, financial condition, and results of operations:

•	delay or loss or revenues;

•	cancellation of a purchase order or contract due to defects;

•	diversion of development resources;

•	damage to our reputation;

•	failure of our products to achieve market acceptance;

•	increased service and warranty costs; and

•	litigation costs.

      Although some of our licenses with customers contain provisions designed to limit our exposure to potential product liability claims, these contractual limitations on liability may not be enforceable or may only limit, rather than eliminate potential liability. In addition, our product liability insurance may not be adequate to cover our losses in the event of a product liability claim resulting from defects in our products and may not be available to us in the future.

Our business depends upon licensing our intellectual property, and if we fail to protect our proprietary rights, our business could be harmed.

      Our ability to compete depends substantially upon our internally developed proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws and contractual confidentiality agreements, which afford only limited protection, and, to a lesser extent, patent laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products and technology is difficult and, while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In selling our products, we rely primarily on “shrink-wrap” and “click-wrap” licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. If we are not successful in protecting our intellectual property, our business could be substantially harmed.

We rely upon trademarks, copyrights and trade secrets to protect our proprietary rights, which are only of limited value.

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

Our pending patent applications may never be issued, and even if issued, may provide us with little protection.

      We regard the protection of patentable inventions as important to our business. However, it is possible that:

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

      If we are not successful in asserting our patent rights, our business could be substantially harmed. At the present time, we have six patents pending and we have been issued approximately 89 patents from the U.S. Patent Office.

We have received notices of claims that may result in litigation and we may become involved in costly and time-consuming litigation over proprietary rights.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs, trade barriers and political and economic instability.

      We derived approximately 28% of our net revenues from sales outside of North America (United States and Canada) during the year ended December 31, 2002. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

•	unexpected changes in regulatory requirements;

•	legal uncertainty, particularly regarding intellectual property rights and protection;

•	costs and risks of localizing products for foreign countries;

•	longer accounts receivable payment cycles;

•	language barriers in business discussions;

•	cultural differences in the negotiation of contracts and conflict resolution;

•	time zone differences;

•	the limitations imposed by U.S. export laws (see Government Regulation and Legal Uncertainties below);

•	changes in markets caused by a variety of political, social and economic factors;

•	tariffs and other trade barriers;

•	difficulties in managing international operations;

•	currency exchange rate fluctuations;

•	potentially adverse tax consequences;

•	repatriation of earnings; and

•	the burdens of complying with a wide variety of foreign laws.

      Many of our customers are subject to many of the risks described above. These factors may have an adverse effect on our international sales and, consequently, on our business, financial condition or results of operations.

Terrorist attacks and threats or actual war could adversely affect our operating results and the price of our common stock.

      The terrorist attacks in the United States, the United States response to these attacks, the threat of war in Iraq, and the related decline in consumer confidence and continued economic weakness have had an adverse impact on our operations. Recent consumer reports indicate that consumer confidence has reached its lowest level since 1993. If consumer confidence continues to decline or does not recover, our revenues and results of operations may continue to be adversely impacted in 2003 and beyond. Any escalation in these events, or similar future events may disrupt our operations or those of our customers. These events have had and may continue to have an adverse impact on the United States and world economy in general and consumer confidence and spending in particular, which has and could continue to harm our sales. Any of these events could increase volatility in the United States and worldwide financial markets and economy, which could harm our stock price and may limit the capital resources available to us and our customers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock and on the future price of our common stock.

Uncertainties exist regarding our stock repurchase program.

      Previously, we announced that our board of directors had approved the repurchase of up to 2,142,857 shares of our common stock. Stock repurchase activities are subject to certain pricing restrictions, stock market forces, management discretion and various regulatory requirements. As a result, there can be no assurance as to the timing and/or amount of shares that we may repurchase, if any, under this stock repurchase program.

It may be difficult to raise needed capital in the future, which could significantly harm our business.

      We may require substantial additional capital to finance growth and fund ongoing operations in future years. Our capital requirements will depend on many factors including, among other things:

•	our results of operations;

•	acceptance of and demand for our products;

•	the number and timing of any acquisitions and the cost of these acquisitions;

•	the costs of developing new products;

•	the costs associated with our refocusing on core products and technologies; and

•	the extent to which we invest in new technology and research and development projects.

      Although our current business plan does not foresee the need for further financing activities to fund our operations for the foreseeable future, due to risks and uncertainties in the marketplace as well as a potential of pursuing further acquisitions, we may need to raise additional capital. If we issue additional stock to raise capital, your percentage ownership in us would be diluted. If we raise capital through debt; our debt servicing costs will increase. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction.

      As of January 31, 2003, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 1.5 million shares, or 17% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our stock option plan, our stockholder rights plan and our certificate of incorporation and bylaws make changes of control difficult even if they would be beneficial to stockholders.

      Our 1992 Stock Option Plan and our 1999 Nonstatutory Stock Option Plan provide that, in the event of a change of control of NetManage, all options outstanding under those plans would become fully vested and exercisable for at least 10 days prior to the consummation of such change of control transaction. These accelerations of vesting provisions would increase the cost to any potential acquirer and could have the effect of deterring or reducing the per share price paid to purchase NetManage.

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

      Our certificate of incorporation and bylaws include provisions that may have the effect of deterring an unsolicited offer to purchase our stock. In addition, we have implemented a stockholder rights plan that could deter or at least make it significantly more expensive for an unsolicited offer to purchase our stock. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving us. Furthermore, our board of directors is divided into three classes, only one of which is elected each year. Directors are only capable of being removed by the affirmative vote of two thirds or greater of all classes of voting stock. These factors may further delay or prevent a change of control.

We face risks from the uncertainties of current and future governmental regulation.

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

Recent accounting pronouncements

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, NetManage will adopt the amended disclosure requirements of SFAS No. 123.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. Management has not yet determined the impact of the adoption of the recognition provisions of FIN 45 on NetManage’s results of operations or financial position.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. Management has not yet determined the impact of the adoption of EITF 00-21 on NetManage’s results of operations or financial position.

      In June 2002, the FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. NetManage will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

Item 7A — Quantitative and qualitative disclosures about market risk.

      The information required by Item 7A is incorporated by reference from the section entitled Disclosures about market risk found above, under Item 7, Management’s discussion and analysis of financial condition and results of operations.

Item 8 — Financial statements and supplementary data.

      All other schedules are omitted because they are not required or the required information is shown in the accompanying consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

NetManage, Inc.
Cupertino, California

      We have audited the accompanying consolidated balance sheets of NetManage, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetManage, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 10, the consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 have been restated.

      As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 14, 2003

NETMANAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,

	2002	2001

		(As restated,
		see Note 10)
ASSETS
Current Assets:
Cash and cash equivalents	$24,014	$33,038
Short-term investments	80	792
Accounts receivable, net of allowances of $1,077 and $2,448, respectively	18,332	17,801
Prepaid expenses and other current assets	2,933	3,278

Total current assets	45,359	54,909

Property and equipment:
Computer software and equipment	1,106	9,259
Furniture and fixtures	4,598	6,138
Leasehold improvements	1,273	2,805

	6,977	18,202
Less-accumulated depreciation	(4,654)	(14,319)

Net property and equipment	2,323	3,883

Goodwill, net	1,762	7,413
Other intangibles, net	3,573	7,292
Other assets	221	2,149

Total assets	$53,238	$75,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,431	$2,691
Accrued liabilities	9,549	6,609
Accrued payroll and related expenses	3,693	3,495
Deferred revenue	18,551	21,627
Income taxes payable	1,346	1,861

Total current liabilities	35,570	36,283
Long-term liabilities	1,581	775

Total liabilities	37,151	37,058

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value —
Authorized — 125,000,000 shares
Issued — 10,698,025 and 10,528,631 shares, respectively
Outstanding — 8,693,108 and 9,140,115 shares, respectively	107	105
Treasury stock, at cost — 2,004,917 and 1,388,516 shares, respectively	(20,629)	(18,267)
Additional paid-in capital	177,836	177,421
Accumulated deficit	(138,157)	(116,163)
Accumulated comprehensive loss	(3,070)	(4,508)

Total stockholders’ equity	16,087	38,588

Total liabilities and stockholders’ equity	$53,238	$75,646

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

		(As restated,	(As restated,
		see Note 10)	see Note 10)
Net revenues:
License fees	$31,401	$39,033	$53,738
Services	34,288	40,216	48,915

Total net revenues	65,689	79,249	102,653

Cost of revenues:
License fees	2,327	3,454	4,227
Services	6,243	8,131	14,128

Total cost of revenues	8,570	11,585	18,355

Gross margin	57,119	67,664	84,298

Operating expenses:
Research and development	13,075	17,962	24,517
Sales and marketing	35,397	45,383	60,103
General and administrative	12,239	10,297	17,136
Insurance recovery	—	—	(3,816)
Write-off of in-process research and development	—	—	1,700
Restructuring charges	4,693	—	5,600
Goodwill and other intangible assets impairment	5,605	—	39,844
Amortization of goodwill and other intangible assets	3,051	5,964	14,577

Total operating expenses	74,060	79,606	159,661

Loss from operations	(16,941)	(11,942)	(75,363)
Gain (loss) on investments, net	(2,809)	(1,824)	2,282
Interest income and other, net	374	2,636	2,699
Foreign currency transaction losses	(1,550)	(411)	(354)

Loss before provision for income taxes	(20,926)	(11,541)	(70,736)
Provision for income taxes	1,068	728	737

Net loss	$(21,994)	$(12,269)	$(71,473)

Net loss per share
Basic and diluted	$(2.46)	$(1.32)	$(7.71)
Weighted average common shares and equivalents
Basic and diluted	8,927	9,276	9,266

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,

	2002	2001	2000

		(As restated,	(As restated,
		see Note 10)	see Note 10)
Net loss	$(21,994)	$(12,269)	$(71,473)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	47	(14)	27
Foreign currency translation adjustments	1,391	101	(2,045)

Comprehensive loss	$(20,556)	$(12,182)	$(73,491)

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock			Additional		Accumulated
			Treasury	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Loss	Total

Balance, December 31, 1999 (As previously reported)	9,115,407	$100	$(15,559)	$170,207	$(31,464)	$(3,091)	$120,193
Prior period adjustments (see Note 10)	—	—	—	—	(957)	514	(443)

Balance, December 31, 1999 (As restated, see Note 10)	9,115,407	100	(15,559)	170,207	(32,421)	(2,577)	119,750

Sale of common stock under employee stock purchase plan	101,032	1	—	975	—	—	976
Exercise of common stock options	90,664	1	—	1,198	—	—	1,199
Common stock and warrants issued in connection with Aqueduct acquisition	160,214	2	—	4,323	—	—	4,325
Repurchase of common stock for cash	(143,538)	—	(855)	—	—	—	(855)
Unrealized gain on investments (As restated, see Note 10)	—	—	—	—	—	27	27
Foreign currency translation adjustment (As restated, see Note 10)	—	—	—	—	—	(2,045)	(2,045)
Net loss (As restated, see Note 10)	—	—	—	—	(71,473)	—	(71,473)

Balance, December 31, 2000 (As restated, see Note 10)	9,323,779	104	(16,414)	176,703	(103,894)	(4,595)	51,904
Sale of common stock under employee stock purchase plan	153,244	1	—	716	—	—	717
Exercise of common stock options	313	—	—	2	—	—	2
Repurchase of common stock for cash	(337,221)	—	(1,853)	—	—	—	(1,853)
Unrealized loss on investments (As restated, see Note 10)	—	—	—	—	—	(14)	(14)
Foreign currency translation adjustment (As restated, see Note 10)	—	—	—	—	—	101	101
Net loss (As restated, see Note 10)	—	—	—	—	(12,269)	—	(12,269)

Balance, December 31, 2001 (As restated, see Note 10)	9,140,115	105	(18,267)	177,421	(116,163)	(4,508)	38,588
Sale of common stock under employee stock purchase plan	169,394	2	—	415	—	—	417
Repurchase of common stock for cash	(616,401)	—	(2,362)	—	—	—	(2,362)
Unrealized gain on investments	—	—	—	—	—	47	47
Foreign currency translation adjustment	—	—	—	—	—	1,391	1,391
Net loss	—	—	—	—	(21,994)	—	(21,994)

Balance, December 31, 2002.	8,693,108	$107	$(20,629)	$177,836	$(138,157)	$(3,070)	$16,087

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2002	2001	2000

		(As restated,	(As restated,
		see Note 10)	see Note 10)
Cash flows from operating activities:
Net loss	$(21,994)	$(12,269)	$(71,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,802	9,356	19,660
Write-off of in-process research and development	—	—	1,700
Write-off of prepaid royalty, patents and copyrights	—	31	—
Provision for doubtful accounts and returns	24	430	881
Loss on disposal of property, plant & equipment	432	515	387
Loss (gain) on investments	2,809	1,824	(2,282)
Non-cash impairment charges	5,605	—	39,844
Change in operating assets and liabilities:
Accounts receivable	(551)	7,275	3,010
Prepaid expenses and other current assets	495	8,220	8,493
Other assets	138	234	905
Accounts payable	(206)	(2,112)	(2,085)
Accrued liabilities, payroll and payroll-related expenses	3,740	(11,443)	(19,310)
Deferred revenue and other long-term liabilities	(2,904)	(2,443)	(1,556)
Income taxes payable	572	459	(1,008)
Long term liabilities	806	(748)	(2,134)

Net cash used in operating activities	(6,232)	(671)	(24,968)

Cash flows from investing activities:
Purchases of short-term investments	(11)	(111,830)	(214,193)
Proceeds from sales and maturities of short-term investments	11	112,115	213,445
Purchases of property and equipment	(875)	(844)	(874)
Purchase of equity investment carried at cost	—	—	(1,500)
Bridge financing provided to investee	(275)	—	—

Net cash used in investing activities	(1,150)	(559)	(3,122)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	417	719	2,175
Repurchase of common stock	(2,362)	(1,853)	(855)

Net cash (used in) provided by financing activities	(1,945)	(1,134)	1,320

Effect of exchange rate changes on cash	303	115	(1,022)

Net decrease in cash and cash equivalents	(9,024)	(2,249)	(27,792)
Cash and cash equivalents, beginning of year	33,038	35,287	63,079

Cash and cash equivalents, end of year	$24,014	$33,038	$35,287

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$716	$692	$871
Interest	$31	$39	$70
Non-cash transaction:
Issuance of shares and warrants in connection with the Aqueduct acquisition	$—	$—	$4,325

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of operations and organization:

      NetManage, Inc. (NetManage) develops and markets software and service solutions that allow its customers to access and leverage the investment they have in their host-based business applications, processes and data. NetManage’s business is primarily focused on providing a full spectrum of specific personal computer and network or application server-based software programs and software tools. These products are intended to allow NetManage customers to access and use their mission-critical line-of-business host applications and resources: to publish information from existing host systems in a web presentation particularly to new users via the Internet; create new web-based applications that leverage a corporation’s existing business processes; and, ensure the continued operation of these solutions through the incorporation of innovative real-time Internet-based support solutions.

      NetManage develops and markets these software solutions to allow its customers to access and leverage applications, business processes and data on IBM corporate mainframe computers, IBM midrange computers such as AS/400, and on UNIX based servers. NetManage also provide professional support, maintenance and technical consultancy services to its customers.

      NetManage has a range of host access, and host integration products. NetManage’s Host Access products provide the applications and solutions that allow end-user devices including personal computers, and devices running web browsers, to communicate with large centralized corporate computer systems. Host Access products are marketed and sold primarily under the brand name of RUMBA for client-side Host Access solutions that run on personal computers and under the OnWeb brand for server-side Host Access solutions that deliver connectivity for web browser users without the requirement for software on the user’s device other than the browser (“zero footprint” solutions). NetManage’s Host Integration products provide server-side solutions that allow the integration of multiple host applications and business processes to create new applications for the web. NetManage’s Host Integration products also allow its customers to integrate existing legacy applications with new platform solutions such as those built using IBM’s WebSphere or BEA’s WebLogic. Host Integration products are marketed and sold under the OnWeb brand name.

2.     Summary of significant accounting policies:

Principles of consolidation

      The consolidated financial statements include the accounts of NetManage and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

Foreign currency translation, foreign exchange contracts and comprehensive income

      The functional currency of NetManage’s foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are included in accumulated comprehensive loss and reported as a separate component of stockholders’ equity.

      NetManage currently does not enter into financial instruments for either trading or speculative purposes. Historically, financial instruments were used to reduce the impact of changes in foreign currency exchange rates. The principal instruments used were forward foreign exchange contracts of which the counter-parties

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were major financial institutions. There were no forward foreign exchange contracts used during the three year period ended December 31, 2002.

      Comprehensive loss is comprised of net loss and other comprehensive earnings such as foreign currency translation gains or losses and unrealized gains or losses on marketable securities.

Cash and cash equivalents

      NetManage considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-term investments

      NetManage accounts for its investments under the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported in the Consolidated Statement of Comprehensive Loss. Held-to-maturity securities are valued using the amortized cost method. At December 31, 2002 and 2001, all short-term investments were classified as available-for-sale, and the fair value of the investments approximated amortized cost.

      In December 2000 ServiceSoft, Inc., a private company in which NetManage owned a minority interest, was acquired by Broadbase, a publicly traded company. As a result NetManage received shares of Broadbase common stock in exchange for the minority interest NetManage held in the shares of common stock of ServiceSoft, Inc. and recognized a gain which is included in Gain (loss) on investments, of approximately $2.2 million on the original investment. The shares of Broadbase common stock owned by NetManage were classified as available-for-sale securities as of December 31, 2000. On June 29, 2001, Broadbase was acquired by KANA Software Inc., KANA, a publicly traded company, at which time NetManage recorded a $1.8 million loss on its investment (See Note 10).

Other investments

      Other investments mainly consist of equity interests in private companies with less than 20% ownership interests. These investments are accounted for under the cost method.

      On May 4, 2000 NetManage invested $1.5 million in 2,822 Series B Preferred shares of stock in easyBASE Ltd. which is approximately 12% of the total ownership of easyBASE Ltd. NetManage’s Chairman and Chief Executive Officer, Zvi Alon, also has a personal investment of less than 1% in easyBASE Ltd. He is also a member of the board of directors of easyBASE Ltd.

      In May, June, and December 1999 NetManage invested a total of $275,000 in pcFirst, Inc. On April 28, 2001 pcFirst, Inc. was purchased by fusionOne, Inc., a development stage private company, and NetManage received 13,625 shares of common stock of fusionOne, Inc. NetManage’s investment represents less than 1% of the total ownership of fusionOne, Inc.

      In the third quarter of 2002, NetManage determined that the investments in easyBASE Ltd. and fusionOne, Inc. were permanently impaired, as a result of continued weakness in the software development industry and management’s analysis of data provided to NetManage by both companies. Also in the third quarter of 2002, NetManage determined that the investment in KANA was permanently impaired and wrote off $759,000 of its investment. In the fourth quarter 2002, NetManage determined that a $275,000 bridge loan to easyBASE was uncollectible and, as such, the bridge loan was written off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
or the estimated useful life

Goodwill and other intangible assets, net

      NetManage reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. NetManage evaluates possible impairment of long-lived assets using estimates of undiscounted future cash flows. Impairment loss to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable. Effective January 1, 2002, NetManage adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. There was no effect from the adoption of SFAS No. 144. In the fourth quarter of 2002, NetManage recorded a $0.7 million charge to fully impair the developed technology acquired in connection with the purchase of Aqueduct Software, Inc.

      Effective January 1, 2002, NetManage adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. NetManage performed its annual impairment review during the fourth quarter of 2002. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. NetManage determines an impairment loss using the discounted future cash flows method. NetManage’s reporting units are generally consistent with the operating segments identified in Note 9 to the Notes to Consolidated Financial Statements. Upon the adoption of SFAS No. 142 on January 1, 2002, NetManage ceased amortization of assembled workforce and reclassified the net carrying amount of $224,000 to goodwill. In connection with its annual impairment review in the fourth quarter of 2002, NetManage determined that the net carrying amount of goodwill for the Host Integration reporting unit was impaired and recorded a $4.9 million impairment loss. In addition, goodwill was reduced by $0.7 million in 2002 as a result of the utilization of pre-acquisition tax attributes of Wall Data (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides pro forma results for the years ended December 31, 2002, 2001 and 2000 as if the non-amortization provisions of SFAS No. 142, had been applied at the beginning of 2000 (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss, as reported	$(21,994)	$(12,269)	$(71,473)
Goodwill amortization	—	2,896	7,918
Assembled workforce amortization	—	80	666

Net loss, as adjusted	$(21,994)	$(9,293)	$(62,889)

Net loss per share basic and diluted
As reported	$(2.46)	$(1.32)	$(7.71)
Goodwill amortization	—	0.31	0.85
Assembled workforce amortization	—	0.01	0.07

Net loss, as adjusted	$(2.46)	$(1.00)	$(6.79)

      Goodwill includes both the carrying amount of goodwill and assembled workforce less accumulated amortization, as follows (in thousands):

	December 31,	December 31,
	2002	2001

Carrying amount of:
Goodwill	$13,423	$18,850
Assembled workforce	—	1,035

Gross carrying amount of goodwill	13,423	19,885
Less accumulated amortization:
Goodwill	(11,661)	(11,661)
Assembled workforce	—	(811)

Net carrying amount of goodwill	$1,762	$7,413

      The net carrying amount of goodwill at December 31, 2002 pertains entirely to the Host Access segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands).

	December 31,	December 31,
	2002	2001

Carrying amount of:
Developed technology	$11,332	$12,000
Customer base	3,177	3,177
RUMBA trade name	1,492	1,492
Patents & copyrights	399	399

Gross carrying amount of other intangibles	16,400	17,068
Less accumulated amortization:
Developed technology	(8,903)	(6,658)
Customer base	(2,461)	(1,946)
RUMBA trade name	(1,156)	(914)
Patents & copyrights	(307)	(258)

Net carrying amount of other intangibles	$3,573	$7,292

      Amortization expense for the years ending December 31, 2003 and 2004 is expected to be $1.9 million and $1.7 million, respectively.

     Accrued liabilities

      Accrued liabilities at December 31, 2002 and 2001 consisted of the following (in thousands):

Description	2002	2001

Restructuring (see Note 4)	$4,593	$2,591
Other accruals	4,956	4,018

Total	$9,549	$6,609

      NetManage accounts for restructuring charges under the provisions of the FASB’s Emerging Issues Task Force (EITF) No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 100 regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

     Software development costs

      Software development costs are accounted for in accordance with SFAS No. 86, Accounting for Computer Software to be Sold, Leased or Otherwise Marketed, under which capitalization of software development costs begins upon the establishment of technological feasibility of the product, which management defines as the development of a working model and further defines as the development of a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Such costs are reported at the lower of cost or net realizable value. Amortization of purchased software is generally computed on a straight-line basis over one to five years or, if less, the estimated remaining economic life of the underlying products. To date, software development costs that were eligible for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalization have not been significant. Additionally, all other software development costs have been expensed as incurred.

Concentrations of credit risk

      Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash investments and trade receivables. NetManage has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. There were no customers that amounted for more than 10% of consolidated revenues in 2002, 2001, or 2000.

Net loss per share

      On August 28, 2002, NetManage stockholders approved a one-for-seven reverse stock split of its common stock for stockholders of record on July 15, 2002. All share and per share information in the accompanying financial statements have been adjusted to retroactively give effect to the reverse stock split.

      Basic net loss per share data has been computed using the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted average number of shares of common stock and potentially dilutive common shares. Potentially dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the years ended December 31, 2002, 2001, and 2000, the number of shares used in the computation of diluted earnings per share were the same as those used for the computation of basic earnings per share. Potentially dilutive securities of 6,857, none, and 90,140 shares were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the years ended December 31, 2002, 2001, and 2000, respectively.

Revenue recognition

      NetManage derives revenue from primarily two sources: (1) product revenue, which includes software license and royalty revenue, and (2) services and support revenue which includes software license maintenance and consulting.

      NetManage licenses its software products on a one and two-year term basis or on a perpetual basis. Two-year term based licenses include the first year of maintenance and support. To date such two-year term licenses have been insignificant. NetManage applies the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the sale of software products and to hardware transactions where the software is not incidental.

      NetManage recognizes revenue from the sale of software licenses to end users and resellers when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery generally occurs when product is delivered to a common carrier.

      Product is sold without the right of return, except for defective product that may be returned for replacement. To date, such returns have been insignificant. Certain of NetManage’s sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, NetManage defers recognition of such sales until the distributor sells the merchandise. NetManage’s international distributors generally do not have return rights and, as such, NetManage generally recognizes sales to international distributors upon shipment, provided all other revenue recognition criteria have been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At the time of the transaction, NetManage assesses whether the fee associated with revenue transactions is fixed and determinable and whether or not collection is reasonably assured. NetManage assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after normal payment terms, NetManage accounts for the fee as not being fixed and determinable. In these cases, NetManage recognizes revenue as the fees become due.

      NetManage assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. NetManage does not request collateral from its customers. If NetManage determines that collection of a fee at the transaction date is not reasonably assured, NetManage defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      For all sales, except those completed over the Internet, NetManage uses either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, NetManage uses a credit card authorization as evidence of an arrangement. Sales through distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

      For arrangements with multiple elements (for example, undelivered maintenance and support), NetManage allocates revenue to each component of the arrangement using the residual value method based on vendor specific objective evidence (VSOE) of the fair value of the undelivered elements. This means that NetManage defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by NetManage of these services to other customers.

      NetManage arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

      Service revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE is deferred and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectability is deemed probable. To date, consulting revenue has not been significant.

Insurance recovery

      During the year ended December 31, 2000, NetManage received a cash payment of $3.8 million from its insurance companies as a reimbursement of amounts paid for legal fees and expenses incurred by NetManage in prior years for settlement of certain litigation.

Advertising and sales promotion costs

      Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales promotion costs totaled approximately $1.8 million, $1.5 million, and $2.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Income taxes

      NetManage accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. NetManage is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that more likely than not are expected to be realized.

Stock compensation

      SFAS No. 123, Accounting for Stock-Based Compensation encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under NetManage’s stock option plans have no intrinsic value at the grant date, accordingly, under APB Opinion No. 25, no compensation cost is recognized. Management has elected to continue with the accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied (see Note 7).

Reclassifications

      Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Recent accounting pronouncements

      In December 2002, the FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, NetManage will adopt the amended disclosure requirements of SFAS No. 123.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. Management has not yet determined the impact of the adoption of the recognition provisions of FIN 45 on NetManage’s results of operations or financial position.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. Management has not yet determined the impact of the adoption of EITF 00-21 on NetManage’s results of operations or financial position.

      In June 2002, the FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, Liability Recognition for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. NetManage will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

3.     Acquisitions:

Aqueduct Software, Inc.

      On June 5, 2000, NetManage completed its acquisition of Aqueduct Software, Inc. or Aqueduct, an early stage web-based application intelligence company. NetManage issued 160,214 shares of NetManage common stock and issued warrants and options to purchase an additional 103,891 shares for all the outstanding stock of Aqueduct. NetManage also hired the three employees of Aqueduct who subsequently left NetManage in 2001. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Aqueduct from the date of acquisition have been recorded in NetManage’s consolidated financial statements. The warrants and options, none of which were exercised, expired on December 5, 2001. Disclosure of pro forma operations for Aqueduct from January 1, 2000 through the date of acquisition has not been provided as it is not material.

      The aggregate purchase price for the acquisition of Aqueduct was computed as follows (in thousands):

Value of NetManage common stock and warrants issued	$4,325
Acquisition costs	311

$4,636

      The purchase price was allocated as follows (in thousands):

Cash and investments	$4
Other current and non-current assets	12
Equipment	28
Intangible assets	2,979
In-process research and development	1,700
Liabilities assumed	(87)

Net assets acquired	$4,636

      In connection with the acquisition of Aqueduct, NetManage allocated $1.7 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. As discussed in Note 2, NetManage recorded a charge to operations in the amount of $0.7 million in the fourth quarter of 2002, to fully impair the net carrying amount of developed technology. The remaining intangibles at December 31, 2002 consisted of $1.1 million of goodwill, net. At December 31, 2001 goodwill, net totaled $1.1 million and developed technology totaled $0.9 million.

Wall Data Incorporated

      On December 29, 1999, NetManage completed the acquisition of Wall Data Incorporated (Wall Data). NetManage acquired all outstanding shares of Wall Data common stock and paid cash to qualifying Wall

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Data option holders and employee stock purchase plan participants pursuant to a cash tender offer of $9.00 per common share. Total aggregate payments pursuant to the cash tender offer amounted to approximately $94.0 million. NetManage completed the transaction in two stages. On November 26, 1999, NetManage acquired approximately 89% of the outstanding shares of Wall Data pursuant to the cash tender offer. NetManage acquired the remaining outstanding shares of Wall Data by means of a merger completed in accordance with State of Washington law on December 29, 1999. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of Wall Data from the date of acquisition have been recorded in NetManage’s consolidated financial statements. As of December 31, 2000, NetManage had approximately $2.0 million of acquisition-related costs for Wall Data, which was included in accrued liabilities in NetManage’s consolidated balance sheet. All remaining expenses associated with the acquisition were recorded and paid in 2001. In December 2000, NetManage recorded a decrease to intangible assets of approximately $9.7 million as a result of reversal of liabilities NetManage had overestimated at the acquisition date. The following tables reflect this adjustment.

      The aggregate purchase price for the acquisition of Wall Data was computed as follows (in thousands):

Cash payments pursuant to tender offer	$94,048
Acquisition costs	9,456

$103,504

      The purchase price was allocated as follows (in thousands):

Cash and investments	$48,597
Other current and non-current assets	15,374
Equipment	6,763
Intangible assets	45,571
In-process research and development	12,400
Liabilities assumed	(25,201)

Net assets acquired	$103,504

      In connection with the acquisition of Wall Data, NetManage allocated $12.4 million of the purchase price to in-process research and development projects which was expensed as of the acquisition date in 1999. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles of $45.6 million, consisted of goodwill, developed technology, customer base, assembled workforce and trade name.

      Subsequent to the acquisition, the sales and profitability of the combined company was adversely affected and management determined that the value of other acquired intangible assets had become impaired. As a result NetManage wrote off $29.7 million of goodwill and other intangibles through a charge to operations in the third quarter of fiscal 2000. The net carrying amount of the remaining intangibles, consisting of developed technology, installed customer base and trade name, totaled approximately $1.4 million and $2.5 million at December 31, 2002 and 2001, and are being amortized over their estimated useful lives of five years.

Simware Inc.

      On December 10, 1999, NetManage completed its acquisition of Simware Inc., or Simware, a leading provider of e-commerce solutions and web integration servers. NetManage acquired all outstanding shares of Simware common stock and paid cash to qualifying Simware option holders and employee stock purchase plan participants pursuant to a cash tender offer of $3.75 per common share. The acquisition was accounted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for using the purchase method of accounting and, accordingly, the results of Simware from the date of acquisition have been recorded in NetManage’s consolidated financial statements.

      The aggregate purchase price for the acquisition of Simware was computed as follows (in thousands):

Cash payments pursuant to tender offer	$29,191
Acquisition costs	953

$30,144

      The purchase price was allocated as follows (in thousands):

Cash and investments	$2,188
Other current and non-current assets	6,512
Equipment	1,170
Intangible assets	18,166
In-process research and development	6,700
Liabilities assumed	(4,592)

Net assets acquired	$30,144

      In connection with the acquisition of Simware, NetManage allocated $6.7 million of the purchase price to in-process research and development projects and expensed this amount in 1999. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles of $18.2 million, consisted of goodwill, developed technology, and assembled work force.

      Subsequent to the acquisition, there has been an inability to achieve budgeted sales of Host Integration products associated with the acquisition of Simware. Consequently, management determined that the value of other acquired intangible assets had become impaired. As a result NetManage wrote off $4.9 million of goodwill and other intangibles through a charge to operations in the fourth quarter of fiscal 2002 (see Note 2). The net carrying amount of the remaining intangibles, consisting of developed technology, totaled approximately $2.1 million and $3.3 million at December 31, 2002 and 2001, and are being amortized over an estimated useful life of five years.

FTP Software, Inc.

      Based on management’s analysis of revised product directions, revenue forecasts and future cash flows, it was determined that there was a permanent impairment of the long lived assets associated with the 1998 acquisition of FTP Software, Inc. As a result, NetManage wrote off $10.1 million of goodwill and other intangibles in the third quarter of fiscal 2000. The remaining intangibles at December 31, 2002 consisted of $0.7 million of goodwill, net. At December 31, 2001 goodwill, net totaled $0.7 million and patents, copyrights and developed technology totaled $0.5 million.

4.     Restructuring of operations:

      On August 8, 2002, NetManage announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, NetManage reduced its workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations and $2.0 million of employee and other-related expenses for employee terminations. NetManage anticipates that the execution of the restructuring actions will require total cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures of $4.4 million, which is expected to be funded from internal operations and existing cash balances. Approximately $0.2 million of this restructuring activity relates to write-off of excess equipment, furniture, software and leasehold improvements and is included in the approximately $2.6 million related to facilities. As of December 31, 2002, NetManage had incurred costs totaling $1.3 million related to the restructuring, which required approximately $1.2 million in cash expenditures. The remaining $0.1 million relates to the write-downs of furniture, equipment, software and leasehold improvements. The remaining reserve related to this restructuring is approximately $3.3 million, and is included in accrued liabilities as of December 31, 2002.

      The following table lists the components of the August 2002 restructuring charge for the year ended December 31, 2002 (in thousands):

	Employee	Excess
	Costs	Facilities	Total

Initial reserve established	$2,043	$2,557	$4,600
Reserves utilized in year ended December 31, 2002	(921)	(401)	(1,322)

Balance at December 31, 2002	$1,122	$2,156	$3,278

      On August 3, 2000, NetManage announced a restructuring of its operations designed to re-focus its core business functions and reduce operating expenses. In connection with the restructuring, NetManage reduced its workforce by approximately 20% from the second quarter of 2000, consisting of sales, marketing and general employees, and made provisions for reductions in office space, related overhead expenses and the write down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, an $800,000 settlement to Verity for a software license that NetManage no longer plans to use, and $200,000 of other expenses. As of December 31, 2002, NetManage had incurred costs totaling approximately $5.1 million related to the restructuring, which required $5.1 million in cash expenditures and recorded a reduction in the original estimate of $0.3 million. The remaining reserve related to this restructuring is approximately $0.2 million and is included in accrued liabilities.

      The following table lists the components of the August 2000 restructuring charge for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Employee	Excess	Verity
	Costs	Facilities	Settlement	Other	Total

Initial reserve established	$1,600	$3,000	$800	$200	$5,600
Reserve utilized in year ended December 31, 2000	(1,500)	(1,116)	(800)	(100)	(3,516)

Balance at December 31, 2000	100	1,884	—	100	2,084
Reserve utilized in year ended December 31, 2001	(100)	(954)	—	(73)	(1,127)

Balance at December 31, 2001	—	930	—	27	957
Reserves utilized in year ended December 31, 2002	—	(321)	—	(157)	(478)
Change in estimates in 2002	—	(521)	—	249	(272)

Balance at December 31, 2002	$—	$88	$—	$119	$207

      In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, NetManage initiated a plan to restructure its worldwide operations in connection with the integration of operations of the two

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired companies. In connection with this plan, NetManage recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge includes approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee terminations across all functions, and $0.5 million of other miscellaneous expenses. NetManage anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $3.6 million that were expected to be funded from internal operations. As of December 31, 2002, NetManage made cash payments totaling approximately $3.3 million related to the restructuring.

      The following table lists the components of the NetManage restructuring charge from 1999 for the years ended December 31, 2002, 2001, and 2000 (in thousands):

	Employee	Excess
	Costs	Facilities	Other	Total

Balance at December 31, 1999	$1,297	$1,868	$475	$3,640
Reserve utilized in year ended December 31, 2000	(1,297)	(729)	(175)	(2,201)

Balance at December 31, 2000	—	1,139	300	1,439
Reserve utilized in year ended December 31, 2001	—	(181)	(300)	(481)

Balance at December 31, 2001	—	958	—	958
Reserve utilized in year ended December 31, 2002	—	(395)	—	(395)
Change in estimates in 2002	—	(128)	—	(128)

Balance at December 31, 2002	$—	$435	$—	$435

      Other reserves consist primarily of legal fees, professional fees, and excess equipment to be disposed.

      Prior to their acquisition by NetManage, Wall Data had initiated a plan to restructure its worldwide operations to re-focus Wall Data on its core business functions and to reduce operating expenses. In conjunction with the acquisition, NetManage recorded as an accrued liability, the remaining restructuring accrual of approximately $0.7 million for facilities related expenses. NetManage anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $0.7 million that were expected to be funded from internal operations. As of December 31, 2002, NetManage had incurred costs totaling approximately $0.5 million. As of December 31, 2002, all obligations associated with this restructuring reserve had been fulfilled and the excess reserves of approximately $0.2 million were reclassified to the statement of operations as a credit to restructuring expense.

      The following table lists the change in the Wall Data restructuring reserve for the years ended December 31, 2002, 2001, and 2000 (in thousands):

Excess
Facilities

Balance at December 31, 1999	$712
Reserve utilized in year ended December 31, 2000	(295)

Balance at December 31, 2000	417
Reserve utilized in year ended December 31, 2001	(206)

Balance at December 31, 2001	211
Reserve utilized in year ended December 31, 2002	(13)
Change in estimates in 2002	(198)

Balance at December 31, 2002	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 1998, following the acquisition of FTP Software, or FTP, we initiated a plan to restructure our worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, we recorded a $7.0 million charge to operating expenses in 1998. Additionally, prior to the acquisition of FTP by us, FTP recorded a restructuring charge. We assumed the remaining restructuring liability of $9.7 million as of the date of the acquisition for a total restructuring liability of $16.7 million. The remaining reserve related to this restructuring at December 31, 2002 was approximately $0.7 million and is included in accrued liabilities.

      The following table lists the change in the FTP restructuring reserve for the years ended December 31, 2002, 2001 and 2000 (in thousands):

Excess
Facilities

Balance at December 31, 1999	$3,297
Reserve utilized in year ended December 31, 2000	(2,189)

Balance at December 31, 2000	1,108
Reserve utilized in year ended December 31, 2001	(643)

Balance at December 31, 2001	465
Reserve utilized in year ended December 31, 2002	(483)
Change in estimates in 2002	691

Balance at December 31, 2002	$673

5.     Commitments and contingencies:

Legal proceedings

      On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against NetManage, and its affiliates Network Software Associates, Inc. or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. NetManage acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Kenneth Fisher. NetManage, and its affiliates, first learned of the action when NetManage was served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss NetManage from this action in exchange for its agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

      On January 31, 2002, on an order of the court following defendant’s successful motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint, or Second Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Complaint, Mr. Fisher filed a Third Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1987 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a) (1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2) in connection with NSA’s application and certification as a Section 8 (a) minority owned and controlled company. In addition, the Complaint alleges that NSA, Netsoft and the other defendants conspired to defraud the government by fraudulently obtaining NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division, in violation of 31 U.S.C. § 3729 (a) (3). NetManage did not acquire NSA until July 1997 and had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no involvement with the events alleged by Mr. Fisher. However, Mr. Fisher alleges that any liabilities of NSA and Netsoft passed to NetManage. Mr. Fisher alleges damages in excess of $30,000,000. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint and filed a motion to strike the complaint. NetManage, and its affiliates, vigorously dispute Mr. Fisher’s allegations.

      In addition, NetManage may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business.

Leases

      Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. As of December 31, 2002, future minimum rental and lease payments under operating leases are as follows (in thousands):

Operating
Year	Leases

2003	$5,494
2004	3,627
2005	924
2006	789
2007	753
Thereafter	2,118

Gross lease obligations	$13,705
Less sublease income	(3,900)

Total minimum obligations, net of sublease income	$9,805

      Rent expense was approximately $4.0 million, $4.9 million and $6.3 million for the years ended December 31, 2002, 2001, and 2000 respectively, net of sublease payments.

6.     Stockholders’ equity:

      On August 28, 2002, NetManage’s stockholders approved a one-for-seven reverse stock split of its common stock for shareholders of record at the close of business on July 15, 2002. All shares and per share information in the accompanying consolidated financial statements have been adjusted to retroactively give effect to the reverse stock split.

Common stock

      As of December 31, 2002, NetManage reserved the following shares of authorized but unissued common stock:

Employee stock option plans	2,139,925
Directors’ stock option plan	114,286
Employee stock purchase plan	277,391

Total shares reserved	2,531,602

Stock repurchase plan

      Previously, NetManage’s Board of Directors authorized the repurchase of up to 2,142,857 shares of its common stock for possible reissue and general corporate purposes from time to time. During 2002, 2001, and 2000, NetManage repurchased 616,401, 337,221, and 143,538, shares of NetManage common stock,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, on the open market at an average purchase price of $3.83, $5.49, and $5.95, per share, respectively, for a total cost of $2.4 million, $1.9 million, and $0.9 million, respectively.

7.     Stock option, stock purchase plans, and employee benefit plan:

Employee stock option plans

      In October 1999, the Board of Directors adopted the 1999 Non-Statutory Stock Option Plan, or the 1999 Plan. The Board of Directors authorized and reserved for the issuance of 571,429 shares of NetManage common stock. The 1999 Plan provides for the grant of non-qualified stock options for employees. Options may not be granted to officers and directors, except as an essential inducement to an officer entering into an employment agreement regarding his or her initial service with NetManage. The 1999 Plan does not allow for issuance to NetManage’s directors. The exercise price of stock options issued under the 1999 Plan is established by the 1999 Plan Administrator, which is a committee of the Board of Directors. Options granted under the 1999 Plan become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the 1999 Plan is 10 years.

      During 1992, NetManage established the 1992 Employee Stock Option Plan, or the 1992 Plan. As of December 31, 2002, NetManage stockholders had authorized a total of 2,071,429 shares for issuance under the 1992 Plan including 214,286 and 142,857 shares authorized for issuance in 2002 and 2001, respectively. The 1992 Plan provides for the grant of incentive stock options to employees and officers and non-statutory stock options to employees, officers, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% of such fair market value in the case of a grant to a holder of more than 10% of the voting power of NetManage’s outstanding capital stock (a 10% stockholder)); the exercise price of non-statutory options may not be less than 85% of such fair market value. Under the 1992 Plan stock options generally vest over a period of four to five years. The maximum term of a stock option under the 1992 Plan is 10 years (five years in the case of an incentive option granted to a 10% stockholder).

      On June 5, 2002 at NetManage’s Annual Stockholders’ Meeting, approval was granted to (1) increase the number of shares reserved for issuance under the 1992 Plan by 214,286 shares, (2) to add an annual share increase provision to the 1992 Plan beginning in the calendar year 2003 and continuing through calendar year 2007, and (3) extend the term of the 1992 Plan to April 24, 2012.

Non-employee directors’ stock option plan

      In July 1993, NetManage adopted the 1993 Directors’ Stock Option Plan, or Directors’ Plan, and reserved 114,286 shares of common stock for issuance thereunder. Under the Directors’ Plan, options may be granted only to non-employee directors at an exercise price of 100% of the fair market value of the stock on the date of grant. Options granted under the Directors’ Plan become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each Directors’ Plan is 10 years.

Employee stock purchase plan

      In July 1993, NetManage adopted the Employee Stock Purchase Plan, or the Purchase Plan. As of December 31, 2002, NetManage’s stockholders authorized 985,714 shares of common stock for issuance under the Purchase Plan including 214,286 and 285,714 shares authorized for issuance in 2002 and 2001, respectively. Under the Purchase Plan, NetManage employees, subject to certain restrictions, may purchase shares of common stock at a price per share that is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. For the years ended December 31, 2002, 2001, and 2000, 169,394, 153,244, and 101,033 shares, respectively, were issued under the Purchase Plan at prices ranging from $0.89 to $3.99, $3.93 to $5.00, and $7.63 to $12.27 per share, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 5, 2002 at NetManage’s Annual Stockholders’ Meeting, an approval was granted to (1) increase the number of shares reserved for issuance under the Purchase Plan by 214,286 shares, (2) add an annual share increase provision to the Purchase Plan beginning in the calendar year 2003 and continuing through calendar 2007, and (3) extend the term of the Purchase Plan to April 30, 2012.

Stock-based compensation

      NetManage accounts for the above plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, NetManage’s net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts).

	Years Ended December 31,

	2002	2001	2000

Net loss:
As reported	$(21,994)	$(12,269)	$(71,473)
Pro forma	(25,364)	(16,376)	(76,018)
Net loss per share:
As reported	$(2.46)	$(1.32)	$(7.71)
Pro forma — Basic and diluted	(2.84)	(1.77)	(8.20)

      Option activity, including the acquired options, under NetManage’s stock option plans was as follows:

			Weighted
	Options	Options	Average
	Available	Issued	Exercise Price

Balance at December 31, 1999	512,404	1,332,784	$18.73
Authorized	142,857	—
Granted	(491,312)	491,312	23.67
Exercised	—	(90,664)	11.84
Terminated	702,462	(702,462)	21.89

Balance at December 31, 2000	866,411	1,030,970	19.55
Authorized	142,857	—
Granted	(253,970)	253,970	5.32
Exercised	—	(313)	7.35
Terminated	293,860	(293,860)	19.12

Balance at December 31, 2001	1,049,158	990,767	16.03
Authorized	214,286	—
Granted	(227,205)	227,205	3.82
Exercised	—	—
Terminated	208,550	(208,550)	15.72

Balance at December 31, 2002	1,244,789	1,009,422	$13.34

Exercisable at December 31, 2000	—	256,726	$16.84
Exercisable at December 31, 2001	—	373,984	$20.10
Exercisable at December 31, 2002	—	565,019	$16.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes NetManage’s outstanding options as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Price	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$0.88 - $5.11	259,425	9.21	$3.63	50,397	$4.73
$5.25 - $7.00	289,249	7.79	$5.92	146,075	$6.14
$8.97 - $17.94	253,355	6.56	$13.38	215,964	$13.48
$18.59 - $58.72	207,393	7.04	$35.80	152,583	$35.76

$0.88 - $58.72	1,009,422	7.69	$13.34	565,019	$16.82

      The weighted average fair values of options granted during 2002, 2001, and 2000 were $3.20, $4.32, and $18.22 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted average assumptions used for grants in 2002, 2001, and 2000:

	2002	2001	2000

Volatility	131.19%	132.50%	116.54%
Weighted average risk-free interest rate	3.82%	4.55%	6.15%
Dividend yield	0.00%	0.00%	0.00%
Expected term	3 - 4 months	3 - 4 months	3 - 4 months
	beyond vest date	beyond vest date	beyond vest date

Employee benefit plan

      NetManage has an Employees 401(k) Savings Plan, or 401(k) Plan, established in 1992 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 25% of their eligible pre-tax compensation up to the amount allowable under current income tax regulations. Under the plan NetManage is not required to make contributions and has not made any contributions since inception.

8.     Income taxes

      The provision for income taxes is based upon loss before income taxes as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Domestic	$(16,207)	$(17,018)	$(60,329)
Foreign	(4,719)	5,477	(10,407)

	$(20,926)	$(11,541)	$(70,736)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision for income taxes, net of valuation allowances, are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Current
Federal	$—	$—	$—
State	(141)	119	78
Foreign	1,209	609	659

Total current	1,068	728	737

Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Provision for income taxes	$1,068	$728	$737

      The provision for income taxes differs from the amounts that would result by applying the applicable statutory federal income tax rate to income before taxes, as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Benefit at federal statutory rate	$(7,324)	$(4,039)	$(24,758)
State income taxes, net of federal tax benefits	(141)	119	78
Incremental tax (benefit) on non-U.S operations	2,861	(1,308)	4,301
Nondeductible write-off of in-process R&D	—	—	595
Change in federal valuation allowance	5,284	5,343	6,811
Nondeductible goodwill amortization	413	632	13,602
Other permanent differences	(25)	(19)	108

Provision for income taxes	$1,068	$728	$737

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Deferred revenue recognized currently for tax purposes	$63	$832	$2,024
Reserves and accruals not currently deductible for tax purposes	1,532	2,389	5,886
Net operating loss carryforwards	58,673	45,700	40,611
Tax credit carryforwards	2,352	2,482	2,715
Deferred R&D expenses	7,069	7,760	8,112
Basis difference in fixed assets	508	1,121	1,123
Amortizable intangibles	5,600	3,332	467
Other temporary differences	852	(215)	(954)

Total deferred tax asset	76,649	63,401	59,984
Less: Valuation allowance	(76,649)	(63,401)	(59,984)

Net deferred tax asset	$—	$—	$—

      The pretax income (loss) from foreign operations, which is comprised of Canadian, European, Asian, and Latin American operations, was $(4.7) million, $5.5 million, and $(10.4) million, in 2002, 2001, and 2000, respectively. Undistributed earnings of NetManage’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, NetManage would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practicable to estimate the income tax liability that might be incurred on the remittance of such earnings.

      Currently, management believes it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has recorded a valuation allowance for the net deferred tax asset. This is due to the history of net operating losses that NetManage has and expects to incur. The amount of the deferred tax asset considered realizable, however, may change if actual future taxable income differs from estimated amounts.

      At December 31, 2002, NetManage had gross net operating loss carryforwards of approximately $115.7 million and $144.7 million for federal income tax purposes and state income tax purposes, respectively, expiring at various dates through 2022 and federal tax credit carryforwards of approximately $1.1 million that expire in various years through 2012. At December 31, 2002, NetManage had foreign net operating loss carryforwards of approximately $40.9 million available to offset future taxable income in several foreign jurisdictions. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a three year period results in an annual limitation on its ability to utilize its net operating loss carryforward from tax periods prior to the ownership change. Such a change in ownership occurred with respect to NetManage’s past acquisition of certain companies, including Wall Data. Accordingly, NetManage’s net operating losses and credits are subject to these limitations.

      Included in the above net operating loss carryforwards are $62.5 million, $18.4 million and $5.6 million of federal, state and foreign net operating losses, respectively, related to acquisitions accounted for under the purchase method of accounting. There are also $0.8 million and $1.3 million in federal and foreign tax credit carryforwards, respectively, from these acquisitions. The benefit of such losses and tax credits, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense. At December 31, 2002, the net carrying amount of goodwill and other non-current intangible assets against which such pre-acquisition tax attributes could be applied is $5.3 million. During

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000, NetManage utilized pre-acquisition tax attributes of Wall Data in Ireland to reduce the current tax liability for that year on Ireland taxable income to zero. During 2001 and 2002, NetManage utilized pre-acquisition net operating losses and tax credits of Simware in Canada to reduce current tax liabilities for those years, on Canadian taxable income, to zero. The benefit from the reduction of the valuation allowance attributable to these tax attributes, which approximated $0.7 million, $2.6 million and $0.4 million in 2002, 2001 and 2000, respectively, has been recorded as a reduction of goodwill.

      During the years ended December 31, 2002 and December 31, 2001, NetManage recognized benefits of $218,000 and $277,000, respectively from the utilization of Canadian post-acquisition net operating loss carryforwards for which NetManage had previously established a full valuation allowance.

      NetManage’s subsidiary in Haifa, Israel has a ten-year tax holiday, which commenced January 1, 1995. During the first two years of the tax holiday, the subsidiary was exempt from taxation on income generated during that period. During the remaining eight years in which income is generated by the subsidiary, that generated income will be taxed at a reduced income tax rate of 10%.

      In December 2001, NetManage’s subsidiary in Israel, NetManage, Ltd. (Haifa, Israel) came to an agreement with the tax authorities in Israel concerning the gain on the sale of shares in NetVision in 1997. A $100,000 tax payment resulted from this transaction and tax reserves, previously recorded, of approximately $1.9 million, for this matter, were reversed (see Note 10).

9.	Segment information

      In 1998, NetManage adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. An operating segment is defined as a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. NetManage’s chief operating decision-maker is its chief executive officer. NetManage has concluded that it operates, based on products and services, in two segments: Host Access and Host Integration. NetManage’s chief operating decision-maker evaluates these segments at the sales and bookings level.

      NetManage’s Host Access segment provides the technology to make the connection between personal computers and large corporate computers possible. These products are designed to leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Host Integration segment provides the technology to allow customers to leverage the investment they have in existing host-based systems, applications and business processes for new web-based presentations, applications, and solutions. This segment includes NetManage product branded as OnWeb. Realtime Interactive Support, previously sold as the standalone product SupportNow has been or is being built into NetManage’s full line of products, and NetManage believes adds value through increased functionality in the Host Access and Host Integration product offerings. These segments have similar economic characteristics and are similar with respect to the nature of the products, the nature of the production processes, the type of customer that the products are sold to and the methods used to distribute the products. Net revenues for the Host Access and Host Integration segments were as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Years Ended December 31,

	2002	2001	2000

Host Access	$63,117	$75,820	$99,627
Host Integration	2,572	3,429	3,026

Total	$65,689	$79,249	$102,653

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents a summary of operations by geographic area (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net revenues:
North America operations	$47,159	$55,968	$72,897
European operations	15,848	18,511	23,391
Latin America operations	1,255	1,839	2,302
Asian operations	1,427	2,931	4,063

Consolidated	$65,689	$79,249	$102,653

Income (loss) from operations:
North America operations	$(13,202)	$(7,951)	$(70,248)
European operations	(4,146)	(4,723)	(6,111)
Latin America operations	265	115	(135)
Asian operations	142	617	1,131

Consolidated	$(16,941)	$(11,942)	$(75,363)

      North America consists of the United States and Canada, whose operations have not been separated as it would be impracticable to do so. Revenues are attributed to individual countries primarily based on customer “ship to” and “invoice to” addresses. Long-lived assets associated with European, Latin America and Asian operations are insignificant.

      There were no customers that accounted for more than 10% of net revenues for the years ended December 31, 2002, 2001, or 2000.

10.     Restatement of financial statements

      Subsequent to the issuance of NetManage’s consolidated financial statements for the year ended December 31, 2001, management determined that the accounting treatment originally afforded to certain transactions that had been recorded in 2000 and 2001 and the first three quarters of 2002 was inappropriate. Listed below is a summary of such transactions.

2001 adjustments

      A loss of approximately $1.6 million in NetManage’s investment in Broadbase had been recorded as unrealized loss in accumulated comprehensive loss as of the business combination date between Broadbase and KANA in June 2001 rather than as a loss in consolidated results of operations in accordance with Emerging Issues Task Force Issue No. 91-5, Nonmonetary Exchange of Cost-Method Investments. Furthermore, NetManage recorded a realized loss of $0.2 million on this investment in 2000 (see further discussion below), which should have been recognized as an unrealized loss within accumulated comprehensive loss until the date of the business combination between KANA and Broadbase, at which time it should have been recorded as a realized loss. As a result, NetManage recorded an adjustment to recognize the total realized investment loss of $1.8 million for the year ended December 31, 2001.

      During 2001, NetManage recorded an income tax benefit of approximately $2.6 million upon utilization of pre-acquisition net operating losses and tax credits of Simware in Canada to offset Canadian taxable income. NetManage subsequently determined that the utilization of the related deferred tax assets, for which NetManage had previously established a full valuation allowance, should have been recorded as a reduction in goodwill rather than as an income tax benefit. Additionally, tax liabilities were adjusted by approximately $1.9 million to reflect a favorable tax settlement in 2001 of tax contingencies at the Haifa, Israel subsidiary. As

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a result of the adjustment to goodwill, amortization expense related to goodwill has been reduced by $650,000 for the year ended December 31, 2001. The net increase to the provision for income taxes resulting from the two tax adjustments described above was $650,000 for the year ended December 31, 2001.

      Third party transactions were improperly included within accumulated comprehensive loss as of December 31, 2001. Consequently, NetManage recorded an adjustment to remove these transactions from accumulated comprehensive loss, which decreased services revenue by approximately $355,000 in 2001.

      NetManage recorded license and service revenue for certain software contracts that should have been deferred as of December 31, 2001. Accordingly, NetManage recorded an adjustment to reduce license revenue by $316,000 and service revenue by $157,000 for 2001 with an offsetting increase to deferred revenue at December 31, 2001.

      NetManage had previously not reported cost of services revenue as a component of cost of revenues. Accordingly, NetManage recorded an adjustment to reclassify $8.1 million in operating expense to cost of services revenue for fiscal 2001 to reflect the cost of services revenue as a component of cost of revenues.

      In the third quarter of fiscal 2000, NetManage wrote-off $10.0 million of goodwill and other intangibles related to the 1998 acquisition of FTP. At that time, NetManage should have reduced the amortization period of the remaining intangible assets from the FTP acquisition. Consequently, NetManage recorded an adjustment in 2001 to increase amortization expense by $416,000, to recognize the impact of the reduced amortization period for that year.

      In addition to the above adjustments: (i) income from marketable securities totaling $133,000 was adjusted from unrealized to realized income; (ii) certain general and administrative expenses were adjusted for excess accruals totaling $114,000 that were reversed in 2001 instead of 2000, and (iii) foreign currency amounts were adjusted for various foreign currency transactions.

2000 adjustments

      As discussed above, an adjustment was made to reverse a $0.2 million loss that was recognized in 2000 on NetManage’s investment in Broadbase and to present the loss as an unrealized loss as of December 31, 2000 within the consolidated statement of comprehensive loss.

      An analysis of the purchase price allocation resulting from NetManage’s acquisition of Wall Data in December 1999 indicated that NetManage had overstated deferred revenue at December 31, 1999 on certain software contracts that were acquired from Wall Data, on which Wall Data had recognized revenue prior to being acquired by NetManage. The impact of the incorrect purchase price allocation was an overstatement of goodwill and deferred revenue at the acquisition date, and a resulting overstatement of revenue in 2000 upon the amortization of the deferred revenue. Consequently, NetManage recorded a $2.3 million adjustment to reduce revenue in 2000 with an offsetting reduction of the impairment expense recognized in connection with the write-off of the related goodwill in 2000.

      During 2000, NetManage incorrectly wrote-off $810,000 of trade receivables against liabilities that had been recorded in connection with the acquisition of Wall Data. Consequently, NetManage recorded an adjustment of $810,000 to increase bad debt expense in 2000 and reduce identifiable intangibles relating to the acquisition.

      Certain revenue, expense and gain transactions were recorded in accumulated comprehensive loss. Consequently, an adjustment was recorded in 2000 to remove the transactions from accumulated comprehensive loss with offsetting increases to revenue, selling expenses, and gain on investment, of $1,112,000, $756,000 and $116,000, respectively. In addition, corrections to the accumulated comprehensive loss account related to periods prior to 2000 increased the accumulated deficit by $344,000 as of December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income from investment securities had been recorded as unrealized gains during 2000 instead of investment income. Consequently, NetManage recorded an adjustment of $451,000 to recognize the investment income for fiscal 2000.

      NetManage had previously not reported cost of services revenue as a component of cost of revenues. Accordingly, NetManage recorded an adjustment to reclassify $14.1 million in operating expense to cost of services revenue for fiscal 2000 to reflect the cost of services revenue as a component of cost of revenues.

      NetManage’s accounts receivable reserve at December 31, 1999 was understated by approximately $600,000. Consequently, NetManage recorded an adjustment to decrease bad debt expense for 2000 by $600,000 and to increase accumulated deficit as of December 31, 1999 by the same amount, given that the shortfall in the reserve at December 31, 1999 resulted in an overstatement of bad debt expense for 2000.

      In connection with the reduction of the amortization period for goodwill and other intangible assets related to NetManage’s acquisition of FTP, as discussed above, NetManage recorded an adjustment in 2000 to increase amortization expense by $173,000.

      In addition to the above adjustments: (i) certain general and administrative expenses were adjusted for excess accruals totaling $114,000 (as discussed above), and (ii) foreign currency adjustments were recorded for various foreign currency transactions.

Additional adjustments

      NetManage recorded an adjustment to increase cash by $272,000 as of December 31, 2001, 2000 and 1999, pertaining to foreign currency balances that had been incorrectly included as a component of accumulated comprehensive loss.

      NetManage had recorded a deferred tax asset in the amount of $1,192,000, relating to pre-acquisition tax benefits of Simware in Canada, as other non-current assets as of December 31, 2001, 2000 and 1999. As the deferred tax asset related to pre-acquisition investment tax credits should have been fully reserved in connection with the purchase accounting adjustments for the acquisition of Simware in December 1999, NetManage determined that an adjustment was required to increase goodwill and reduce other non-current assets by $1,192,000 as of December 31, 1999. As a result of the adjustment to goodwill, amortization expense was increased by $240,000 for each of the years ended December 31, 2001, and 2000.

      NetManage recorded an adjustment to decrease goodwill and increase accumulated comprehensive loss as of December 31, 2000 by $357,000, relating to the utilization of pre-acquisition tax benefits of Wall Data that had been incorrectly recognized as a reduction of accumulated comprehensive loss. As a result of the adjustment to goodwill, amortization expense was reduced by approximately $119,000 for the year ended December 31, 2001.

      Management identified additional third party transactions that were improperly included within accumulated comprehensive loss as of December 31, 2000. Such transactions should have been recognized as a reduction of revenue. Consequently, an adjustment was recorded to remove these transactions from accumulated comprehensive loss and decrease license revenue by approximately $211,000 in 2000.

      In addition to the above adjustments, in 2000: (i) general and administrative expenses were adjusted by $89,000 to accrue for certain unrecorded expenses and to correct for certain transactions that had been previously recorded as accumulated comprehensive loss, (ii) sales and marketing expenses were adjusted by $70,000 to reduce certain excess accruals, and (iii) foreign currency translation loss was adjusted by $16,000 for various foreign currency transactions.

      In addition to the above adjustments, in 2001: (i) general and administrative expenses were reduced by $496,000 to eliminate certain excess accruals and to record transactions which were previously recorded as accumulated comprehensive loss, (ii) sales and marketing expenses were adjusted by $280,000 to accrue for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain unrecorded expenses, (iii) foreign currency translation loss was adjusted by $8,000 for various foreign currency transactions, and (iv) $209,000 of current assets and $489,000 of current liabilities were reclassified as long term assets and liabilities, respectively.

      In addition to the above adjustments, accumulated deficit at December 31, 1999 was adjusted for (i) excess accruals totaling $157,000, and (ii) certain expense transactions totaling $170,000 which were previously recorded within accumulated comprehensive loss.

      As a result of the adjustments recorded to correct the accounting treatment afforded to the transactions described above, the accompanying 2001 and 2000 consolidated financial statements have been restated from amounts previously reported. A summary of the significant effects of the restatements, as adjusted for the one-for-seven reverse stock split discussed in Note 6, is as follows (in thousands, except per share amounts):

		As initially
		restated and
		reported,
		September 30,
	As originally	2002	As currently
	reported	Form 10-Q	restated

Balance Sheet Data as of December 31, 2001:
Cash	$32,766	$32,766	$33,038
Prepaid expenses and other current assets	3,487	3,487	3,278
Goodwill and other intangibles, net	17,581	14,231	14,705
Other non-current assets	3,133	3,133	2,149
Total assets	79,436	76,093	75,646
Accrued liabilities	7,262	7,261	6,609
Accrued payroll and related expenses	3,280	3,279	3,495
Deferred revenue	21,154	21,627	21,627
Income taxes payable	3,811	1,861	1,861
Long-term liabilities	286	286	775
Accumulated deficit	(112,668)	(115,799)	(116,163)
Accumulated other comprehensive loss	(5,639)	(4,372)	(4,508)
Total stockholders’ equity	40,952	39,088	38,588

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		As initially
		restated and
		reported,
		September 30,
	As originally	2002	As currently
	reported	Form 10-Q	restated

Statement of Operations Data for the year ended December 31, 2001:
Total net revenues	$79,970	$79,249	$79,249
Gross margin	76,516	67,664	67,664
Sales and marketing	53,220	45,104	45,383
General and administrative	10,579	10,792	10,297
Amortization of goodwill and intangibles	6,077	5,843	5,964
Interest income and other, net	2,104	2,636	2,636
Foreign currency transaction losses	—	(419)	(411)
Loss on investments	—	(1,824)	(1,824)
Provision for income taxes	78	728	728
Net loss	(9,294)	(12,372)	(12,269)
Net loss per share — basic and diluted	$(1.00)	$(1.33)	$(1.32)
Statement of Operations Data for the year ended December 31, 2000:
Total net revenues	$104,072	$102,865	$102,653
Gross margin	99,845	84,510	84,298
Research and development	24,394	24,517	24,517
Sales and marketing	71,881	60,173	60,103
General and administrative	18,740	17,047	17,136
Goodwill and other intangible assets impairment	42,164	39,844	39,844
Amortization of goodwill and intangibles	14,164	14,338	14,577
Interest income and other, net	1,836	2,699	2,699
Foreign currency transaction losses	—	(370)	(354)
Gain on investments	1,973	2,282	2,282
Provision for income taxes	737	737	737
Net loss	(71,910)	(71,019)	(71,473)
Net loss per share — basic and diluted	$(7.76)	$(7.66)	$(7.71)

11.     Subsequent event

      On January 30, 2003, NetManage announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, NetManage reduced its workforce by more than 20% and expects to record a restructuring charge to operating expenses in the first quarter of 2003. In accordance with SFAS No. 146 which was adopted effective January 1, 2003 (see Note 2), NetManage’s restructuring charge will be recognized when this liability is incurred and will include expenses related to facilities no longer needed for company operations, and employee and other related expenses for employee terminations. NetManage anticipates that the execution of the restructuring actions will be funded from internal operations and existing cash balances.

Quarterly financial data (unaudited)

      We have experienced, and expect to experience in future periods, significant fluctuations in operating results that may be caused by many factors, including, among others, those described above within “Factors that may affect our future results and financial condition” of Item 7, Management’s discussion and analysis of financial condition and results of operations. Our future revenues and results of operations could be subject to significant volatility and may also be unpredictable due to shipment patterns typical of the software industry. A significant percentage of our net revenues are generally recognized in the third month of each quarter and tend to occur in the latter half of that month. We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

      The following table sets forth unaudited consolidated quarterly financial information for 2002 and 2001. This unaudited information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all normal and reoccurring adjustments necessary for the fair presentation of the information for the periods presented.

      As discussed in Note 10 to the Notes to Consolidated Financial Statements, NetManage has restated its Consolidated Financial Statements to correct errors in the accounting treatment originally afforded to certain transactions that had been recorded in 2000 and 2001 and the first three quarters of 2002. In connection with the restatement, management identified certain adjustments affecting the previously reported unaudited consolidated quarterly financial information for 2002 and 2001 as described below

      The 2002 quarterly adjustments affected revenues, sales and marketing expense, amortization of intangibles and the provision for income taxes. The net effect of the adjustments was a decrease of $8,000, an increase of $59,000 and an increase of $75,000 to the net loss for the three month periods ended March 31, 2002, June 30, 2002 and September 30, 2002, respectively.

      The 2001 quarterly adjustments, resulting from the transactions described in further detail in Note 10 to the Notes to Consolidated Financial Statements, affected general and administrative expense, sales & marketing expense, amortization of intangibles and foreign currency transaction losses. The net effect of the adjustments was an increase of $182,000 and a decrease of $372,000 in the net loss for the three month periods ended March 31, 2001 and June 30, 2001, respectively, and an increase of $44,000 in the net loss for each of the three month periods ended September 30, 2001 and December 31, 2001.

      A summary of the significant effects of the restatements on the selected quarterly financial information for 2002 and 2001 is presented below (in thousands, except per share data):

2002 Quarter Ended (Unaudited)

	December 31	September 30		June 30		March 31

		As		As		As	As	As
		originally	As	originally	As	originally	initially	currently
		reported	restated	reported	restated	reported	restated	restated

Statement of Operations Data:
Net revenues	$16,521	$14,093	$13,954	$16,240	$16,194	$18,997	$19,032	$19,020
Gross margin	14,589	12,153	12,014	14,010	13,964	16,528	16,564	16,552
Income (loss) from operations	(5,855)	(8,561)	(8,466)	(3,054)	(2,902)	12	98	282
Net loss	(6,341)	(11,265)	(11,340)	(3,775)	(3,834)	(533)	(487)	(479)
Net loss per share, basic and diluted	$(0.72)	$(1.27)	$(1.28)	$(0.42)	$(0.43)	$(0.06)	$(0.05)	$(0.05)
Weighted average common shares, basic and diluted	8,767	8,878	8,878	8,977	8,977	9,085	9,085	9,085

     2001 Quarter Ended (Unaudited)

	December 31		September 30

	As		As	As	As
	originally	As	originally	initially	currently
	reported	restated	reported	restated	restated

Statement of Operations Data:
Net revenues	$19,796	$19,523	$18,094	$17,668	$17,668
Gross margin	18,940	16,747	17,303	14,929	14,929
Loss from operations	(485)	(750)	(1,734)	(2,111)	(2,154)
Net income (loss)	355	(152)	(1,911)	(2,237)	(2,281)
Net loss per share, basic and diluted	$0.04	$(0.02)	$(0.21)	$(0.24)	$(0.25)
Weighted average common shares, basic and diluted	9,153	9,153	9,281	9,281	9,281

     2001 Quarter Ended (Unaudited)

	June 30			March 31

	As	As	As	As	As	As
	originally	initially	currently	originally	initially	currently
	reported	restated	restated	reported	restated	restated

Statement of Operations Data:
Net revenues	$20,349	$20,406	$20,406	$21,731	$21,652	$21,652
Gross margin	19,347	17,024	17,024	20,926	18,964	18,964
Loss from operations	(3,271)	(3,321)	(2,954)	(5,830)	(5,898)	(6,084)
Net loss	(2,504)	(4,514)	(4,142)	(5,234)	(5,469)	(5,651)
Net loss per share, basic and diluted	$(0.27)	$(0.48)	$(0.44)	$(0.56)	$(0.59)	$(0.61)
Weighted average common shares, basic and diluted	9,353	9,353	9,353	9,318	9,318	9,318

Item 9 —	Changes in and disagreements with accountants on accounting and financial disclosure.

      On June 14, 2002, NetManage decided to dismiss its independent public accountants, Arthur Andersen LLP, or Andersen, and to select Deloitte & Touche LLP to serve as its new independent accountants for the year ending December 31, 2002. This determination was recommended by NetManage’s Audit Committee and approved by NetManage’s Board of Directors.

      Andersen’s reports on NetManage’s financial statements for each of the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the years ended December 31, 2001 and 2000 and the interim period between December 31, 2001 and the date Andersen was dismissed there were no disagreements between NetManage and Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      NetManage provided Andersen with a copy of the foregoing disclosures and requested a letter from Andersen stating whether it agrees with the disclosures contained herein. Andersen provided such a letter and NetManage filed this letter with the Securities and Exchange Commission on June 24, 2002.

      During the years ended December 31, 2001 and 2000 and through the date Andersen was dismissed neither NetManage nor anyone acting on their behalf consulted Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on NetManage financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10 —	Directors and executive officers of the registrant.

      Our definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders, to be held on May 30, 2003. Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management — Compliance with the Reporting Requirements of Section 16(a).”

      Reference is made to the information regarding executive officers appearing in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

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

Item 12 —	Security ownership of certain beneficial owners and management and related stockholder matters.

      The information required by this item is incorporated herein by reference from the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees”.

Item 13 —	Certain relationships and related transactions.

      The information required by this item is incorporated herein by reference from the information contained in our Proxy Statement under the caption “Certain Transactions.”

Item 14 — Controls and procedures.

      a. Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, NetManage’s Chief Executive Officer and Chief Financial Officer have concluded that NetManage’s disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, are generally effective, but also concluded that there are several weaknesses in NetManage’s Information Technology (IT) area, including the need for formal IT policies and procedures that address password administration, system backup and recovery procedures, physical security controls and business continuity planning. Weaknesses were also noted with respect to the elimination of inter-company transactions, financial management review of international subsidiaries’ financial information, and proper training of finance department personnel. In view of the restatement of the 2001 and 2000 financial statements, and the interim financial statements for the quarters ended March 31, June 30, and September 30, 2002, NetManage has dedicated resources to correct these issues and enhance the understanding and implementation of NetManage’s controls and procedures.

      b. Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15 — Exhibits, financial statement schedules and reports on Form 8-K.

      a. The following documents are filed as part of this Report on Form 10-K:

1. Consolidated financial statements:

      See Index to Consolidated Financial Statements at Item 8 on page 43 of this Report.

2. Financial statement schedule:

      See Index to Consolidated Financial Statements at Item 8 on page 43 of this Report.

     Exhibits:

Exhibit
Number	Exhibit Title

3.1	Certificate of Incorporation of the Registrant.(1)
3.2	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.(2)
3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.4	Bylaws of the Registrant.(1)
4.1	Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)
4.2	Form of Common Stock certificate.(1)
4.3	Form of Preferred Shares Rights Agreement, among the Registrant and the parties named therein, dated as of May 7, 1999.(16)
4.4	Form of Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock.(16)
4.5	Form of Rights Certificate.(16)
10.1	Form of Indemnity Agreement entered into among the Registrant and our directors and officers.(1)

Exhibit
Number		Exhibit Title

10	.2*	Registrant’s 1992 Stock Option Plan, as amended, including forms of option agreements.(1)
10	.3*	Registrant’s 1993 Non-Employee Directors Stock Option Plan, including form of option agreements.(1)
10	.4*	Registrant’s 1993 Employee Stock Purchase Plan, including form of offering document.(1)
10.5		Lease between the Registrant and Stevens Creek Office Center Associates, dated as of November 30, 1992.(1)
10.6		Lease between the Registrant and Beim & James Properties III, dated January 3, 1994.(3)
10.7		Lease between the Registrant and Cupertino Industrial Associates, dated September 30, 1994.(4)
10.8		Lease between the Registrant and the Flatley Company, dated January 30, 1995.(5)
10.9		Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(6)
10.10		Agreement between NetManage, Ltd., Elron Electronic Industries, Ltd., and NetVision, Ltd., dated July 1, 1995.(6)
10.11		Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation, Syzygy Communications, Inc. and the Designated Shareholders, dated October 16, 1995.(6)
10.12		Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation and AGE Logic, Inc., dated November 17, 1995.(6)
10.13		Stock Purchase Agreement by and among the Registrant, Network Software Associates, Inc. a California corporation, NetSoft, a California corporation, holders of securities of NSA and holders of securities of NetSoft, dated as of July 8, 1997.(7)
10.14		Agreement and Plan of Reorganization by and among the Registrant, Amanda Acquisition Corp. and FTP Software, Inc., dated as of June 15, 1998, as amended as of June 30, 1998 and July 14, 1998.(8)
10.15		Acquisition Agreement by and among Registrant, NetManage Bid Co., Preston Delaware Acquisition Corporation and Simware Inc., dated as of September 26, 1999.(9)
10.16		Agreement and Plan of Merger by and among Registrant, NetManage Acquisition Corporation and Wall Data Incorporated, dated October 20, 1999.(10)
10.17		Lease between Totem Skyline Associates III as Landlord and Wall Data Incorporated as Tenant dated as of December 2, 1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of December 2, 1993.(11)
10	.18*	Registrant’s 1999 Non-Statutory Stock Option Plan, including form of option agreements.(12)
21.1		Subsidiaries of the Registrant
23.1		Independent Auditors’ Consent
99.1		NetManage, Inc. News Release dated June 8, 2001.(13)
99.2		NetManage, Inc. News Release dated September 14, 2001.(14)
99.3		NetManage, Inc. News Release dated October 2, 2001.(15)

(1)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-66460) dated July 24, 1993, as amended, which became effective September 20, 1993.

(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-59101) dated July 17, 1998 (the Form S-4).

(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-74364) dated January 24, 1994, as amended, which became effective February 10, 1994.

(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1994.

(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1995.

(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated July 29, 1997.

(8)	Incorporated by reference to Annex A to the Joint Proxy Statement/ Prospectus included in the Form S-4.

(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated December 23, 1999.

(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated January 12, 2000.

(11)	Incorporated by reference to the Exhibits filed with Wall Data Incorporated Form 10-K dated March 30, 1995.

(12)	Incorporated by reference to the exhibits filed with the Registrants Form 10-K dated March 30, 2000.

(13)	Incorporated by reference to Exhibits filed with Registrants Form 8-K filed June 13, 2001.

(14)	Incorporated by reference to Exhibits filed with Registrants Form 8-K filed September 17, 2001.

(15)	Incorporated by reference to Exhibits filed with Registrants Form 8-K filed October 4, 2001.

(16)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-A(No. 000-22158) filed May 18, 1999.

*	Employee Benefit Plan

     (b) Reports on Form 8-K

      On October 4, 2002, the Registrant filed a Current Report on Form 8-K reporting under Item 5 that we filed a press release announcing that on October 2, 2002 our trading symbol was changed back to NETME.

      On November 12, 2002, the Registrant filed a Current Report on Form 8-K reporting under Item 5 that we filed a press release announcing that on November 5, 2002 we received a letter from The Nasdaq Stock Market, Inc. extending to November 14, 2002 the date by which we are required to comply with the continued listing requirements of The Nasdaq National Market.

      On November 19, 2002, the Registrant filed a Current Report on Form 8-K reporting under Item 5 we filed a press release announcing that on November 19, 2002 we would to file our Forms 10-Q for the quarters ended September 30, 2002 and June 30, 2002, and our Form 10-Q/A for the quarter ended March 31, 2002.

      On November 20, 2002, the Registrant filed a Current Report on Form 8-K reporting under Item 5 that On November 20, 2002, NetManage, Inc. filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (collectively, the “Reports”) with the Securities and Exchange Commission. Accompanying each report were certifications of NetManage’s Chief Executive Officer, Zvi Alon, and Chief Financial Officer, Michael Peckham, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, codified at 18 U.S.C. §1350.

      On November 25, 2002, the Registrant filed a Current Report on Form 8-K reporting under Item 5 on November 20, 2002, that we filed a press release reporting our financial results for our third quarter ended September 30, 2002.

      On November 26, 2002, the Registrant filed a Current Report on Form 8-K reporting under Item 5 we filed a press release announcing that we recently received a letter from The Nasdaq Stock Market, Inc., confirming that the Nasdaq Listing Qualifications Panel has agreed to continue the listing of the Company’s securities on the Nasdaq National Market provided that the Company files its Form 10-K for the fiscal year ending December 31, 2002 with the Securities and Exchange Commission and with Nasdaq by February 28, 2003.

     (c) Exhibits

      The exhibits required by this Item are listed under Item 15(a).

     (d) Financial Statement Schedules

      The financial statement schedule required by this Item is listed under Item 15(a).

NETMANAGE, INC.

SCHEDULE II     VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	Revenues,	Additions,		Balance at
	Beginning	Costs or	Deductions		End of
	of Period	Expenses	and Write-Offs		Period

		(In thousands)
Year ended December 31, 2000:
Allowance for doubtful accounts and sales returns(1)	$4,523	$881	$(1,316)		$4,088
Year ended December 31, 2001:
Allowance for doubtful accounts and sales returns	$4,088	$430	$(2,070	)(2)	$2,448
Year ended December 31, 2002:
Allowance for doubtful accounts and sales returns	$2,448	$24	$(1,395	)(3)	$1,077

(1)	The allowance for doubtful accounts and sales returns includes reserves for doubtful accounts, in aggregate, of $1,908,000, which were assumed as part of the acquisitions of Wall Data and Simware.

(2)	Consists primarily of write-offs of approximately five customer accounts in 2001.

(3)	Includes the write-offs of the accounts of two domestic customers aggregating $630,000.

	Balance at				Balance at
	Beginning	Reserve	Reserve	Additions/	End of
	of Period	Provided	Utilized	Deductions	Period

FTP Restructuring Reserve
Year ended December 31, 2000 (as restated)	$3,297		$(2,189)		$1,108
Year ended December 31, 2001	1,108		(643)		465
Year ended December 31, 2002	$465		$(483)	$691	$673
Wall Data and Simware Restructuring Reserve
Year ended December 31, 2000	$3,016		$(1,577)		$1,439
Year ended December 31, 2001	1,439		(481)		958
Year ended December 31, 2002	$958		$(395)	$(128)	$435
NetManage Restructuring Reserve (August 2000)
Year ended December 31, 2000	$—	$5,600	$(3,516)		$2,084
Year ended December 31, 2001	2,084		(1,127)		957
Year ended December 31, 2002	$957		$(478)	$(272)	$207
Wall Data Restructuring Reserve Year ended December 31, 2000	$712		$(295)		$417
Year ended December 31, 2001	417		(206)		211
Year ended December 31, 2002	$211		$(13)	$(198)	$—
NetManage Restructuring Reserve (August 2002)
Year ended December 31, 2002	$—	$4,600	$(1,322)		$3,278

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2003.

NETMANAGE, INC.

By:	/s/ ZVI ALON

Zvi Alon
Chairman of the Board, President
and Chief Executive Officer
(On behalf of the Registrant)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZVI ALON Zvi Alon	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2003

/s/ MICHAEL PECKHAM Michael Peckham	Chief Financial Officer and Senior Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	February 27, 2003

/s/ JOHN BOSCH John Bosch	Director	February 27, 2003

/s/ UZIA GALIL Uzia Galil	Director	February 27, 2003

/s/ SHELLEY HARRISON Shelley Harrison	Director	February 27, 2003

/s/ DARRELL MILLER Darrell Miller	Director	February 27, 2003

/s/ ABRAHAM OSTROVSKY Abraham Ostrovsky	Director	February 27, 2003

CERTIFICATIONS

I, Zvi Alon, certify that:

      1. I have reviewed this annual report on Form 10-K of NetManage, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ZVI ALON

Name: Zvi Alon
Title: Chief Executive Officer

Date: February 27, 2003

I, Michael Peckham, certify that:

      1. I have reviewed this annual report on Form 10-K of NetManage, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL PECKHAM

Name: Michael Peckham
Title: Chief Financial Officer

Date: February 27, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.1	Certificate of Incorporation of the Registrant.(1)
3.2	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant.(2)
3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant.
3.4	Bylaws of the Registrant.(1)
4.1	Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)
4.2	Form of Common Stock certificate.(1)
4.3	Form of Preferred Shares Rights Agreement, among the Registrant and the parties named therein, dated as of May 7, 1999.(16)
4.4	Form of Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock.(16)
4.5	Form of Rights Certificate.(16)
10.1	Form of Indemnity Agreement entered into among the Registrant and our directors and officers.(1)
10.2*	Registrant’s 1992 Stock Option Plan, as amended, including forms of option agreements.(1)
10.3*	Registrant’s 1993 Non-Employee Directors Stock Option Plan, including form of option agreements.(1)
10.4*	Registrant’s 1993 Employee Stock Purchase Plan, including form of offering document.(1)
10.5	Lease between the Registrant and Stevens Creek Office Center Associates, dated as of November 30, 1992.(1)
10.6	Lease between the Registrant and Beim & James Properties III, dated January 3, 1994.(3)
10.7	Lease between the Registrant and Cupertino Industrial Associates, dated September 30, 1994.(4)
10.8	Lease between the Registrant and the Flatley Company, dated January 30, 1995.(5)
10.9	Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(6)
10.10	Agreement between NetManage, Ltd., Elron Electronic Industries, Ltd., and NetVision, Ltd., dated July 1, 1995.(6)
10.11	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation, Syzygy Communications, Inc. and the Designated Shareholders, dated October 16, 1995.(6)
10.12	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation and AGE Logic, Inc., dated November 17, 1995.(6)
10.13	Stock Purchase Agreement by and among the Registrant, Network Software Associates, Inc. a California corporation, NetSoft, a California corporation, holders of securities of NSA and holders of securities of NetSoft, dated as of July 8, 1997.(7)
10.14	Agreement and Plan of Reorganization by and among the Registrant, Amanda Acquisition Corp. and FTP Software, Inc., dated as of June 15, 1998, as amended as of June 30, 1998 and July 14, 1998.(8)
10.15	Acquisition Agreement by and among Registrant, NetManage Bid Co., Preston Delaware Acquisition Corporation and Simware Inc., dated as of September 26, 1999.(9)
10.16	Agreement and Plan of Merger by and among Registrant, NetManage Acquisition Corporation and Wall Data Incorporated, dated October 20, 1999.(10)
10.17	Lease between Totem Skyline Associates III as Landlord and Wall Data Incorporated as Tenant dated as of December 2, 1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of December 2, 1993.(11)
10.18*	Registrant’s 1999 Non-Statutory Stock Option Plan, including form of option agreements.(12)
21.1	Subsidiaries of the Registrant
23.1	Independent Auditors’ Consent

Exhibit
Number	Exhibit Title

99.1	NetManage, Inc. News Release dated June 8, 2001.(13)
99.2	NetManage, Inc. News Release dated September 14, 2001.(14)
99.3	NetManage, Inc. News Release dated October 2, 2001.(15)

(1)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-66460) dated July 24, 1993, as amended, which became effective September 20, 1993.

(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-59101) dated July 17, 1998 (the Form S-4).

(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-74364) dated January 24, 1994, as amended, which became effective February 10, 1994.

(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1994.

(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1995.

(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated July 29, 1997.

(8)	Incorporated by reference to Annex A to the Joint Proxy Statement/ Prospectus included in the Form S-4.

(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated December 23, 1999.

(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated January 12, 2000.

(11)	Incorporated by reference to the Exhibits filed with Wall Data Incorporated Form 10-K dated March 30, 1995.

(12)	Incorporated by reference to the exhibits filed with the Registrants Form 10-K dated March 30, 2000.

(13)	Incorporated by reference to Exhibits filed with Registrants Form 8-K filed June 13, 2001.

(14)	Incorporated by reference to Exhibits filed with Registrants Form 8-K filed September 17, 2001.

(15)	Incorporated by reference to Exhibits filed with Registrants Form 8-K filed October 4, 2001.

(16)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-A (No. 000-22158) filed May 18, 1999.

*	Employee Benefit Plan