Form 10-Q
period 2003-03-31
NETMANAGE INC
filed 2003-05-15
CIK 909793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES [  ]    NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]    No [X]

Number of shares of registrant’s common stock outstanding as of April 30, 2003: 8,620,774

NETMANAGE, INC.

NETMANAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$28,752	$24,014
Short-term investments	231	80
Accounts receivable, net of allowances of $941 and $1,077, respectively	6,904	18,332
Prepaid expenses and other current assets	3,163	2,933

Total current assets	39,050	45,359

Property and equipment, at cost:
Computer software and equipment	1,717	1,106
Furniture and fixtures	4,699	4,598
Leasehold improvements	1,286	1,273

	7,702	6,977
Less-accumulated depreciation	(5,513)	(4,654)

Net property and equipment	2,189	2,323
Goodwill	1,762	1,762
Other intangibles, net	2,970	3,573
Other assets	203	221

Total assets	$46,174	$53,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,961	$2,431
Accrued liabilities	7,504	9,549
Accrued payroll and payroll-related expenses	3,290	3,693
Deferred revenue	15,808	18,551
Income taxes payable	1,283	1,346

Total current liabilities	29,846	35,570
Long-term liabilities	1,552	1,581

Total liabilities	31,398	37,151
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value
Authorized — 125,000,000 shares
Issued — 10,698,025 shares
Outstanding — 8,621,176, and 8,693,108 shares, respectively	107	107
Treasury stock, at cost — 2,076,849 and 2,004,917 shares, respectively	(20,804)	(20,629)
Additional paid-in capital	177,836	177,836
Accumulated deficit	(139,345)	(138,157)
Accumulated comprehensive loss	(3,018)	(3,070)

Total stockholders’ equity	14,776	16,087

Total liabilities and stockholders’ equity	$46,174	$53,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

		(As restated, see
		Note 8)
Net revenues:
License fees	$6,009	$10,163
Services	8,109	8,857

Total net revenues	14,118	19,020

Cost of revenues:
License fees	518	803
Services	1,321	1,665

Total cost of revenues	1,839	2,468

Gross margin	12,279	16,552

Operating expenses:
Research and development	2,613	3,597
Sales and marketing	7,461	9,439
General and administrative	2,737	2,471
Restructuring charges, net	581	—
Amortization of intangible assets	459	763

Total operating expenses	13,851	16,270

Income (loss) from operations	(1,572)	282
Loss on investments, net	(32)	—
Interest income and other, net	63	81
Foreign currency transaction gains (losses)	36	(595)

Loss before provision for income taxes	(1,505)	(232)
Provision (benefit) for income taxes	(317)	247

Net loss	$(1,188)	$(479)

Net loss per share:
Basic and diluted	$(0.14)	$(0.05)
Weighted average common shares and equivalents:
Basic and diluted	8,623	9,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

		(As restated,
		see Note 8)
Net loss	$(1,188)	$(479)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	86	(60)
Foreign currency translation adjustments, net	(34)	209

Comprehensive loss	$(1,136)	$(330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31

	2003	2002

		(As restated, see
		Note 8)
Cash flows from operating activities:
Net loss	$(1,188)	$(479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	719	1,276
Loss on disposal of property, plant and equipment	7	136
Provision for doubtful accounts and returns	5	10
Loss on investments, net	32	—
Changes in operating assets and liabilities:
Accounts receivable	11,423	5,295
Prepaid expenses and other current assets	(219)	(787)
Other assets	18	227
Accounts payable	(501)	(749)
Accrued liabilities, payroll and payroll-related expenses	(2,503)	19
Deferred revenue	(2,752)	(2,578)
Income taxes payable	81	150
Long-term liabilities	(29)	(565)

Net cash provided by operating activities	5,093	1,923

Cash flows from investing activities:
Purchases of short-term investments	(69)	—
Purchases of property and equipment	(138)	(261)

Net cash used in investing activities	(207)	(261)

Cash flows from financing activities:
Purchases of common stock	(175)	(679)

Net cash used in financing activities	(175)	(679)

Effect of exchange rate changes on cash	27	(181)

Net increase in cash and cash equivalents	4,738	834
Cash and cash equivalents, beginning of period	24,014	33,038

Cash and cash equivalents, end of period	$28,752	$33,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Interim financial data

     The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2003 could differ materially from those reported in this Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance.

2.      Consolidation

     The unaudited interim condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

3.      Summary of significant accounting policies:

Use of estimates

     The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation, foreign exchange contracts and comprehensive loss

     The functional currency of the Company’s foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity.

     The Company currently does not enter into financial instruments for either trading or speculative purposes.

     Comprehensive loss is comprised of net loss and other comprehensive items such as foreign currency translation gain/loss and unrealized gains or losses on marketable securities classified as available for sale.

Short-term investments

     The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments are currently classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, reported in its Accumulated Other Comprehensive Loss. Held-to-maturity securities are valued using the amortized cost method. At March 31, 2003 and December 31, 2002, the fair value of the time deposit investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of the Company’s short-term investments by major security type consisted of the following as of March 31, 2003 and December 31, 2002 (in thousands):

	March 31,	December 31,
Description	2003	2002

Time deposits	$68	$—
Kana Software, Inc.	163	80

Total	$231	$80

     KANA Software Inc. is a publicly-traded company in which the Company owns a minority interest of less than 1%.

Goodwill and other intangible assets, net

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles Assets (SFAS No. 142). Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, SFAS No. 142 requires that goodwill and other intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002) and at least annually thereafter.

     Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. The following table provides a summary of the carrying amounts of other intangible assets (in thousands).

	March 31,	December 31,
	2003	2002

Carrying amount of:
Developed technology	$11,188	$11,332
Customer base	3,177	3,177
RUMBA trade name	1,492	1,492
Patents & copyrights	399	399

Gross carrying amount of other intangibles	16,256	16,400
Less accumulated amortization:
Developed technology	(9,213)	(8,903)
Customer base	(2,554)	(2,461)
RUMBA trade name	(1,200)	(1,156)
Patents & copyrights	(319)	(307)

Net carrying amount of other intangibles	$2,970	$3,573

     In the first quarter of 2003, the Company recorded a reduction of $144,000 in developed technology acquired in connection with the purchase of Simware in Canada, as a result of the estimated utilization of pre-acquisition net operating losses and tax credits of Simware to reduce current tax liabilities on Canadian taxable income.

Accrued liabilities and restructuring

     Accrued liabilities at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	March 31,	December 31,
Description	2003	2002

Restructuring (see Note 4)	$4,110	$4,593
Other accruals	3,394	4,956

Total	$7,504	$9,549

     In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also requires that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.

Concentrations of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as credit worthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. There was one customer that accounted for more than 10% of consolidated revenues in the first quarter of 2003, and no customer accounted to more than 10% of consolidated revenues in the first quarter of 2002.

     The Company currently does not enter into any form of financial instrument for either trading or speculative purposes.

Stock Compensation Plans

     In December 2002, the FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No.123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. NetManage has adopted the amended annual and interim disclosure requirements of SFAS No. 123.

     SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the method of accounting prescribed in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share data):

	Three months ended March 31,

	2003	2002

Net loss reported under APB 25	$(1,188)	$(479)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(523)	(826)

Pro forma net loss	$(1,711)	$(1,305)

Basic and diluted loss per share, as reported	$(0.14)	$(0.05)
Basic and diluted loss per share, pro forma	$(0.20)	$(0.14)

The fair value of each option grant and share granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable period:

	March 31, 2003	March 31, 2002

Volatility	90.98%	88.61%
Risk-free interest rate	3.81-4.05%	4.30-4.74%
Dividend yield	0.00%	0.00%
Expected term	3 - 4 months	3 - 4 months
	beyond vest date	beyond vest date

Net loss per share

     Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three month periods ended March 31, 2003 and 2002, the number of shares used in the computation of diluted loss per share was the same as those used for the computation of basic loss per share. For the three month periods ended March 31, 2003 and 2002, potentially dilutive securities of 5,086 and 2,301 shares respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

Income taxes

     As part of the process of preparing its consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent NetManage believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or its allowance in a period changes, the amount recognized as provision for income taxes in the statement of operations could change. The income tax benefit of $317,000 for the quarter ended March 31, 2003 resulted primarily from international tax expense of $166,000, German tax refunds of $481,000, and US state tax benefit of $2,000. The income tax provision of $247,000 for the quarter ended March 31, 2002 resulted primarily from international tax expense of $303,000 and US state tax benefit of $56,000.

Recent accounting pronouncements

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provision for all material guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 had no effect on the Company’s financial statements. As an element of its standard commercial terms, the Company includes an indemnification clause in its software licensing agreements that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement by the Company’s software.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date; (1) the company will be the primary beneficiary of an existing VIE that will require consolidation, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The adoption of FIN 46 had no effect on the Company’s financial statements.

4.        Restructuring of operations

     On January 31, 2003, the Company announced a restructuring of operations designed to refocus its business units around its core business functions, to relocate certain of its functional operations to the Company’s corporate headquarters, and to reduce operating expenses. As part of the restructuring, the Company reduced its workforce in excess of 30% and recorded a $2.0 million charge to operating expenses in the first quarter of 2003. The distribution of this reduction in workforce is as follows:

	Terminations	Replacements	Net Reduction

Operations	10	6	4
Services	16	1	15
Research and development	19	—	19
Sales and marketing	54	4	50
General and administrative	24	5	19

Total	123	16	107

     The restructuring charge included approximately $0.4 million of expenses related to leased facilities no longer needed for company operations and $1.6 million of employee and other-related expenses for employee terminations. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $2.0 million, which is expected to be funded from internal operations and existing cash balances. As of March 31, 2003, the Company had incurred costs totaling $0.6 million related to the restructuring, which required $0.6 million in cash expenditures. The remaining reserve related to this restructuring is approximately $1.4 million, and is included in accrued liabilities as of March 31, 2003.

     The following table lists the components of the January 2003 restructuring reserve for the three month period ended March 31, 2003 (in thousands):

	Employee	Excess
	Costs	Facilities	Total

Balance at December 31, 2002	$—	$—	$—
Initial reserve established	1,641	379	2,020
Reserve utilized in three months ended March 31, 2003	(507)	(70)	(577)

Balance at March 31, 2003	$1,134	$309	$1,443

     On August 8, 2002, the Company announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, the Company intended to reduce its workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for Company operations and $2.0 million of employee and other-related expenses for employee terminations. In March 2003, based on a review of current operations, the decision was made to revise the original restructuring plan by retaining and certain related offices that had been slated for closure. This decision resulted in a $1.3 million reversal of the restructuring accrual as of March 31, 2003, and a corresponding reduction of restructuring expense for the three months then ended. Such reversal was comprised of expected employee costs of approximately $0.9 million and expected facilities expenses of approximately $0.4 million. The distribution of this reduction in workforce, net of employees retained, is as follows:

Net Reduction

Operations	6
Services	17
Research and development	53
Sales and marketing	14
General and administrative	10

Total	100

     As of March 31, 2003, NetManage had incurred costs totaling $1.6 million related to the remainder of the original restructuring accrual which required $1.6 million in cash expenditures. The remaining reserve related to this restructuring is approximately $1.7 million, and is included in accrued liabilities as of March 31, 2003.

     The following table lists the components of the August 2002 restructuring reserve for the three month periods ended March 31, 2003 (in thousands):

	Employee	Excess
	Costs	Facilities	Total

Balance at December 31, 2002	$1,123	$2,156	$3,279
Change in estimate	(869)	(395)	(1,264)
Reserve utilized in three months ended March 31, 2003	(101)	(190)	(291)

Balance at March 31, 2003	$153	$1,571	$1,724

     On August 3, 2000, the Company announced a restructuring of its operations designed to re-focus on its core business functions and reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by approximately 20% and made provisions for reductions in office space, related overhead expenses, and the write down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge included approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional services and an $800,000 settlement to Verity for a software license that NetManage does not plan to use. In September 2002, based on a review of its continuing obligations associated with the original restructuring charge, NetManage recorded a reduction in estimate for facilities of approximately $521,000 and an increase in estimate for other charges of approximately $249,000. As of March 31, 2003, total cash expenditures incurred with respect to this restructuring reserve were $5.1 million.. The remaining balance of the reserve was approximately $0.2 million, which is included in accrued liabilities as of March 31, 2003.

     The following table lists the components of the August 2000 restructuring reserve for the three month period ended March 31, 2002 (in thousands):

	Excess
	Facilities	Other	Total

Balance at December 31, 2002	$88	$119	$207
Reserve utilized in three months ended March 31, 2003	(31)	(7)	(38)

Balance at March 31, 2003	$57	$112	$169

     In the fourth quarter of 1999, following the acquisitions of Wall Data, Inc., or Wall Data, and Simware Inc., or Simware, the Company initiated a plan to restructure its worldwide operations in order to integrate the operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee terminations and $0.5 million for legal, accounting and other. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $3.6 million, which the Company expected to be funded from internal operations. In 2002, in connection with a review of its obligations for facilities, the Company recorded a reduction in the estimated expenses of approximately $128,000. In March 2003, as a result of a re-negotiated facilities lease, the Company recorded a reduction in the estimate for facilities of approximately $129,000. The $128,000 and $129,000 reductions in the restructuring reserve were recorded with a corresponding reduction to restructuring expense in 2002 and the first quarter of 2003, respectively. As of March 31, 2003, total cash expenditures incurred with respect to this restructuring reserve were approximately $3.4 million. The remaining reserve is approximately $0.3 million, and is included in accrued liabilities as of March 31, 2003.

     The following table lists the components of the restructuring reserve for the three month period ended March 31, 2003 (In thousands):

Excess
Facilities

Balance at December 31, 2002	$435
Reserve utilized in three months ended March 31, 2003	(129)
Change in estimate	(37)

Balance at March 31, 2003	$269

     In August 1998, following the acquisition of FTP Software, or FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. Additionally, prior to the acquisition, FTP had recorded a restructuring charge. The Company assumed the remaining restructuring liability of $9.7 million as of the date of the acquisition for a total restructuring liability of $16.7 million. In 2002, based on a review of all obligations, the Company recorded an increase in this reserve, primarily for facilities expense of approximately $691,000. In March 2003, based on a review of its continuing facilities obligations, the Company recorded a $138,000 reduction in the restructuring reserve with a corresponding reduction of restructuring expense. The remaining reserve related to this restructuring at March 31, 2003 is approximately $0.5 million and is included in accrued liabilities.

     The following table lists the components of the FTP restructuring reserve for the three month period ended March 31, 2003 (in thousands):

Excess
Facilities

Balance at December 31, 2002	$673
Reserve utilized in three months ended March 31, 2003	(30)
Change in estimate recorded to restructuring expense	(138)

Balance at March 31, 2003	$505

5.      Commitments and contingencies

Legal proceedings

     On November 22, 1999, Kenneth Fisher’s filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company, and its affiliates Network Software Associates, Inc. or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. Fisher purported to file the action on behalf of himself and the Government. NetManage acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Kenneth Fisher, as relator, on behalf of himself and the Government. NetManage, and its affiliates, first learned of the action when NetManage was served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss NetManage from this action, without prejudice, in exchange for an agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

     On January 31, 2002, on an order of the court granting in part and denying in part following defendant’s successful motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint, or Second Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Complaint, Mr. Fisher filed a Third Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 199387 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2). in connection with NSA’s application and certification as a Section 8 (a) minority owned and controlled company. In addition, the Complaint alleges that NSA, Netsoft and the other defendants conspired to defraud the government by working to fraudulently continue obtaining NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division and by getting fraudulent claims allowed and paid by virtue of the alleged fraudulent Section 8(a) status, in violation of 31 U.S.C. § 3729 (a) (3). NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. According to the earlier amended complaint (although not alleged in the current Complaint), Mr. Fisher’s theory was that the liabilities of NSA and NetSoft, including alleged liability in this suit, liabilities of NSA and Netsoft passed to NetManage. Discovery is presently continuing in this matter. It was previously reported in NetManage’s 10-K filing that, on May 31, 2002, NSA, NetSoft and the other defendants moved to strike Fisher’s Third Amended Complaint. That is incorrect. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint and filed a motion to strike the complaint. NetManage, and its affiliates, vigorously dispute Mr. Fisher’s allegations. The Company has insufficient information at this time to estimate the possible loss, if any, which might result from this lawsuit.

     In addition, the Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

6.      Stockholders’ equity

     During the first three months of 2003, the Company repurchased 71,932 shares of its outstanding common shares on the open market for a total cost of $175,456 at an average price of $2.44 per share.

7.      Segment information

     The Company operates in two market segments: Host Access and Host Integration. The Company’s chief operating decision-maker evaluates these market segments at the sales and bookings level.

     The Company’s Host Access product line is designed to provide the technology to make the connection between personal computers and large corporate computers possible. These products are designed to leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Host Integration product line is designed to provide the technology to allow customers to leverage the investment they have in existing host-based systems, applications and business processes for new web-based presentations, applications, and solutions. These two product lines have similar economic characteristics and are similar with respect to the nature of the products, the nature of the production processes, the type of customer that the products are sold to and the methods used to distribute the products. Net revenues for the Host Access and Host Integration product lines was as follows for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,

	2003	2002

		(As restated)
Host Access	$12,065	$18,048
Host Integration	2,053	972

Total	$14,118	$19,020

8.      Restatement of financial statements

     Subsequent to the issuance of the Company’s previously restated interim unaudited condensed consolidated financial statements for the three months ended March 31, 2002, management determined that the accounting treatment was inappropriate for certain transactions, and that the following adjustments were required:

a. License fees were reduced by approximately $12,000 to correct for rebate expenses previously recorded as a selling expense.

b. Selling expense was decreased by approximately $166,000 to record the net effect of: (i.) a decrease in commission expense of $216,000 that should have been expensed in 2001; (ii.) an increase of approximately $163,000 for expenses associated with a corporate sales meeting held in the first quarter of 2002; and (iii.) a decrease in rebate expenses of approximately $113,000 associated with sales returns that should have been recorded as a reduction of the sales return reserve of approximately $101,000, and license revenue of approximately $12,000.

c. Amortization expense was reduced by $30,000, as a result of a purchase price adjustment recorded in 2000 with respect to the acquisition of Wall Data.

d. Provision for income taxes was increased by a $176,000 to adjust for the utilization of pre-acquisition net operating losses and tax credits of Simware which had been previously recognized as a reduction of the provision for income taxes instead of a reduction of intangible assets associated with the acquisition of Simware.

     As a result of the adjustments described above, the accompanying interim condensed consolidated financial statements for the three months ended March 31, 2002 have been restated to reflect the correction of the matters as described above.

     A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three months ended March 31, 2002
	(As previously	(As currently
	restated)	restated)

Statement of Operations Data:
Total net revenues	$19,032	$19,020
Gross margin	16,564	16,552
Sales and marketing	9,605	9,439
Amortization of intangible assets	793	763
Provision for income taxes	71	247
Net loss	(487)	(479)
Net loss per share — basic and diluted	$(0.05)	$(0.05)

9.      Related party transactions

     On May 4, 2000 NetManage invested $1.5 million in 2,812 Series B Preferred shares of stock in easyBASE Ltd. that comprised approximately 12% of the total ownership of easyBASE Ltd. NetManage’s Chairman and Chief Executive Officer, Zvi Alon, also had a personal investment in easyBASE Ltd. and served as a member of the easyBASE Ltd. Board of Directors. In the third quarter of 2002, NetManage determined that the investment in easyBASE Ltd. was permanently impaired and wrote-off the investment. In the fourth quarter of 2002, NetManage fully-reserved a $275,000 bridge loan to easyBASE as it was deemed to be uncollectible.

     On February 10, 2003, NetManage invested an additional $30,000 in easyBASE Ltd in exchange for a promissory note receivable to be secured by certain fixed assets. As of March 31, 2003, NetManage was unable to secure title to the fixed assets.. Consequently, the note receivable was written-off in the first quarter of 2003 through a charge to operations.

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

     The financial information for the three month period ended March 31, 2003 reflects the restatement adjustments described in Note 8 to the unaudited condensed consolidated financial statements.

Overview

     We have operations worldwide with sales offices located in the United States, Europe, Canada, and Israel. We develop and market software and service solutions that are designed to enable our customers to access and leverage the considerable investment they have in their host-based business applications, processes and data. Our business is primarily focused on providing a broad spectrum of specific personal computer and network or application server-based software and tools. These products are designed to allow our customers to access and use their mission-critical line-of-business host applications and resources; to publish information from existing host systems in a web presentation, particularly to new users, via the Internet; to create new web-based applications that leverage the corporation’s existing business processes and applications; and, to ensure the continued operation of these solutions through the incorporation and deployment of innovative, real-time, Internet-based support solutions.

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

     We develop and market these software solutions to allow our customers to access and leverage applications, business processes and data on International Business Machines Corporation (IBM) corporate mainframe computers, and IBM midrange computers such as iSeries (formerly AS/400) and on UNIX based servers. We provide professional support, maintenance, and technical consultancy services to our customers in association with the products we develop and market. We provide professional applications and management consultancy to our customers in association with the server-based products we deliver that are designed to allow customers to develop and deploy new web-based applications.

     Our principal products are compatible with Microsoft Corporation’s, or Microsoft Windows .NET, Windows XP, Windows 2000, Windows NT, Windows 98, Windows 95, and Windows 3.x operating systems, IBM operating systems, Novell, Inc., or Novell, operating systems and various implementations of the industry standard UNIX operating system such as IBM’s AIX, Hewlett-Packard Company’s HP/UX, Sun Microsystems Inc.’s Solaris, and the open source Linux system.

     We have a range of host access, publishing and integration products. Our Host Access products are designed to provide the applications and solutions that allow end-user devices, including personal computers, and devices running web browsers, to communicate with large centralized corporate computer systems. Our Host Access products are sold under the brand name of RUMBA for client-side solutions. Our Host Access solutions that deliver connectivity for web browser users without the requirement for software on the user’s device other than the browser, collectively known as “zero footprint” solutions are sold under the brand name of OnWeb. Our Host Integration products provide server-side solutions that are designed to allow the integration of multiple host applications and business processes to create new applications for the web. Our Host Integration products also allow our customers to integrate existing legacy applications with new platform solutions such as those built using Microsoft’s  .NET Framework, IBM’s WebSphere or BEA’s WebLogic. Our Host Integration products are sold under the OnWeb brand name. We and our customers believe that we collectively benefit from the fact that the underlying technology employed by our server-side Host Access and server-side Host Integration solutions is the same.

     In order to ensure that our product line is as simple as possible for our customers to understand, and to ensure that purchasing decisions with respect to NetManage products are as straightforward as possible, in the first quarter of 2003 we have revised and updated our product packaging and market messaging. As different solutions converge for providing new and extended value from host applications, and our customers require a suite of solutions to address the spectrum of needs that they have, we have evolved the market promotion of the Rumba Host Access products and OnWeb Host Integration products under the overall umbrella of The NetManage Host Access Platform (HAP). HAP shows our customers that NetManage has a complete line of compatible and co-existing products that allow host systems to be accessed and leveraged. From full PC-based applications through to server solutions that leverage existing business processes for new solutions built with environments such as Microsoft.NET. As part of the HAP initiative, we have also reviewed and revised our product licensing model to better fit the present market needs. We expect that positive results may become apparent in the remainder of 2003 and beyond.

Operations

     During the past several years, we have implemented a number of initiatives designed to control costs and reduce operating expenses, including the discontinuance of several low revenue-generating products and the implementation of worldwide restructurings of our operations due to the effect of acquisitions and prevailing market conditions.

In the first three months of 2003, we continued to experience a reduction in revenues, which we believe relates primarily to the worsening North American and European economies. Customers continue to postpone or cancel decisions to purchase technology products because of uncertainties within their own businesses. We do not anticipate any improvements in the current business environment through the remainder of 2003 and into 2004. As a result, we believed it was necessary to refocus our operations and reduce our operating expenses to bring them more in line with our revised anticipated revenue levels, which we expect to be comparable or less than those of the previous twelve months. Accordingly, on January 31, 2003 NetManage announced a restructuring of its operations designed to meet those goals. As part of the restructuring, NetManage reduced its workforce in excess of 30% and recorded a $2.0 million charge to operating expenses in the first quarter of 2003. The distribution of this reduction in workforce is as follows:

	Terminations	Replacements	Net Reduction

Operations	10	6	4
Services	16	1	15
Research and development	19	—	19
Sales and marketing	54	4	50
General and administrative	24	5	19

Total	123	16	107

     The restructuring charge includes approximately $0.4 million of expenses related for leased facilities no longer needed for company operations and approximately $1.6 million of employee and other-related expenses for employee terminations. NetManage anticipates that the execution of these restructuring actions will require total cash expenditures of $2.0 million, which is expected to be funded from internal operations and existing cash balances. As of March 31, 2003, NetManage had incurred costs totaling $0.6 million related to the restructuring, which required $0.6 million in cash expenditures. The remaining reserve related to this restructuring is approximately $1.4 million, and is included in accrued liabilities as of March 31, 2003. (See Note 4 – Restructuring of Operations).

     On August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of the restructuring, we intended to reduce our workforce by approximately 25% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations and $2.0 million of employee and other-related expenses for employee terminations. In March 2003, based on a review of current operations, we decided to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been slated for closure. This decision resulted in a $1.3 million reversal of the restructuring accrual as of March 31, 2003, and a corresponding reduction of restructuring expense for the three months then ended. Such reversal was comprised of expected employee costs of approximately $0.9 million and expected facilities expenses of approximately $0.4 million. The distribution of this reduction, net of the impact of the decision in March 2003 to retain certain personnel in European locations, in workforce is as follows:

	Terminations	Retained	Net Reduction

Operations	6	—	6
Services	17	—	17
Research and development	53	—	53
Sales and marketing	22	8	14
General and administrative	11	1	10

Total	109	9	100

     As of March 31, 2003, we had incurred costs totaling $1.6 million related to the remainder of the original restructuring accrual which required $1.6 million in cash expenditures. The remaining reserve related to this restructuring is approximately $1.7 million, and is included in accrued liabilities as of March 31, 2003.

     We initiated restructuring plans as a result of our acquisitions of Wall Data, Simware, and Aqueduct Software, Inc, or Aqueduct, including the $5.6 million restructuring plan announced on August 3, 2000. As part of the restructuring, we reduced our workforce by approximately 17%, consisting mostly of Engineering and Customer Support personnel who were focused primarily on our older technologies, predominantly acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and our ability to enhance and expand products acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, we made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional service costs, and an $800,000 settlement to Verity for a software license that we no longer plan to use. As of March 31, 2003, our total cash expenditures incurred were approximately $5.1 million.

     We experienced a reduction in incoming orders from the latter half of 2000 through the third quarter of 2001, and incoming orders did not begin to increase until the fourth quarter of 2001. The slowdown in the North American economy, as well as the events associated with the September 11, 2001 disaster, influenced customers’ willingness to place new orders for our products. We experienced significant revenue reduction in each quarter of 2001, compared to the same quarter of the previous year and this trend continued into the third quarter of 2002. In some cases, customers chose to reduce the number of desktop units at the time of annual maintenance renewal to reflect a reduction-in-force at their facilities, or they continued to postpone their buying decisions due to budget constraints. The reduction in revenue in the first quarter of 2003 primarily was attributed to our North American operations. Our first quarter 2003 revenues were approximately 26% less than the amount recorded in the first quarter of 2002 and approximately 15% less than the amount recorded in the fourth quarter of 2002. There can be no assurance that revenues will increase at all in future periods.

     Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. Our operating expense levels are based, in part, on our expectation of future revenues and, to a large extent, are fixed. In the first quarter of 2003, operating expenses, excluding restructuring charges, continued to decline when compared to the fourth quarter of 2002 and the first quarter of 2002, and may fluctuate as a percentage of net revenues as we develop and introduce new products.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002 (DOLLARS IN MILLIONS):

     This selected unaudited financial data for the three months ended March 31, 2003 contains certain financial information that has been restated. (See Note 8 to the unaudited condensed consolidated financial statements for further discussion of this matter.)

	Three months ended March 31,

	2003	2002	Change

Net revenues
License fees	$6.0	$10.2	$(4.2)	(41)%
Services	8.1	8.9	(0.8)	(9)%

Total net revenues	$14.1	$19.1	$(5.0)	(26)%
As a percentage of net revenues:
License fees	42.6%	53.4%
Services	57.4%	46.6%

Total net revenues	100.0%	100.0%
Gross margin — license fees	$5.5	$9.4	$(3.9)	(41)%
Gross margin — service	6.8	7.2	(0.4)	(6)%

Total gross margin	$12.3	$16.6	$(4.3)	(26)%
As a percentage of net revenue:
Gross margin — license fees	39.1%	49.2%
Gross margin — service	48.1%	37.7%

Total gross margin	87.2%	86.9%
Research and development	$2.6	$3.6	$(1.0)	(28)%
As a percentage of net revenue:	18.4%	13.1%
Sales and marketing	$7.5	$9.4	$(1.9)	(20)%
As a percentage of net revenue:	53.2%	49.2%
General and administrative	$2.7	$2.5	$0.2	8%
As a percentage of net revenue:	19.1%	13.1%
Restructuring charge, net	$0.6	$—	$0.6	0%
As a percentage of net revenue:	4.3%	0.0%
Amortization of intangible assets	$0.5	$0.8	$(0.3)	(38)%
As a percentage of net revenue:	3.5%	4.2%
Interest income and other, net	$0.1	$0.1	$—	0%
As a percentage of net revenue:	0.7%	0.5%
Foreign currency transaction losses	$—	$(0.6)	$0.6	(100)%
As a percentage of net revenue:	0.0%	(3.1)%
Provision (benefit) for income taxes	$(0.3)	$0.3	$(0.6)	200%
Effective tax rate	2.1%	(1.6%)
Net loss	$(1.2)	$(0.5)	$(0.7)	140%
As a percentage of net revenue:	(8.5)%	(2.6)%

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

     License fees and service revenues decreased $5.0 million for the three month period ended March 31, 2003 as compared to the same period in 2002. We believe this decrease resulted primarily from customer decisions to cancel or postpone purchases of our products, due to the sluggish North American and European economies, competitive pressures on our average selling prices, and financial pressures experienced by our customers and targeted customers.

     In fiscal year 2002, we experienced a general decline in revenues compared to the prior year, a trend that has continued into the first quarter of 2003. We believe that our revenues have been adversely impacted by the continued slowdown in technology purchases due to current economic conditions in North America and Europe. We continue to experience pricing pressures on our products. There can be no assurance that revenues will increase at all in future periods.

     Service revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the fair value of the services, based on vendor specific objective evidence, is deferred and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectibility is deemed probable.

     We have operations worldwide with sales offices located in the United States, Europe, Canada and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 26% and 27% for the three months ended March 31, 2003 and 2002, respectively.

     One customer accounted for 10% or more of net revenues in the three month periods ended March 31, 2003 and no customer accounted for 10% or more in the three month periods ended March 31, 2002.

Gross margin

     Gross margin increased as a percentage of net revenues to 87.2% from 86.9% but declined 26% in absolute dollars for the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002. This decline in absolute dollars is primarily the result of the decrease in revenues for the three month period ended March 31, 2003 of $5.0 million, as compared to the three month period ended March 31, 2002. This decrease in revenues is partially offset by a reduction of approximately $0.7 million in cost of revenues for the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002. Cost of revenues includes direct and indirect expenses associated with both license and service revenues.

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

     Cost of revenues for license fees increased as a percentage of net license revenues to 8.6% for the three month period ended March 31, 2003 as compared to 7.9% for the same period in 2002, and declined in absolute dollars by $0.3 million for the three month period ended March 31, 2003 as compared to the same period in 2002. The increase in percentage of revenue was primarily the result of the faster rate in the decreasing license revenues without the corresponding decrease in costs. The decrease in absolute dollars resulted primarily from a reduction in headcount of eight full-time employees in operations from the first quarter of 2002, continuing cost reduction efforts, and a reduction in net license revenues of $4.2 million, for the three month period ended March 31, 2003 as compared to the same period in 2002

     Cost of revenues for services decreased to 16.3% as a percentage of net services revenues for the three month period March 31, 2003 from 18.8% for the comparable period in 2002 and declined in absolute dollars by $0.3 million for the three month period ended March 31, 2003 as compared to the same period in 2002. The decline in cost of revenues for services primarily resulted from a reduction in head count of 27 full-time employees in customer service and consulting from the first quarter of 2002.

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

Research and development

     Research and development, or R&D, expenses primarily consist of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R&D expenses decreased, in absolute dollars and as a percentage of net revenues for the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002, primarily as a result of a reduction in headcount of 54 full-time employees for research and development activities from the first quarter of 2002 to the first quarter of 2003.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased in absolute dollars for the three month period ended March 31, 2003 as compared to the same period in 2002, primarily due to the reduction in sales and support staff of 54 full-time employees from the first quarter of 2002 to the first quarter of 2003 and our ongoing cost reduction efforts in 2002 and 2003. For the three month period ended March 31, 2003, these expenses increased as a percentage of net revenues as compared to the same period in 2002 primarily due to the decrease in net revenues. Sales and marketing expenses for the first quarter of 2003 also include an allocation of approximately $111,000 for a Company sales incentive goal for 2003. The total operating expense of this sales incentive we anticipate to approximate $250,000. The $139,000 difference was distributed to the other functional areas based on personnel count as of March 31, 2003.

     General and administrative

     General and administrative expenses consist primarily of salaries, benefits, accounting, operating, legal, and proportionate shares of occupancy expenses for our human resources, legal, information technology, facilities and general management functions as well as bad debt expense. General and administrative expenses increased in absolute dollars for the three month period ended March 31, 2003 by $0.2 million, as compared to the same period in 2002. For the three month period ended March 31, 2003, expenses increased as a percentage of net revenues by 8% as compared to the same period in 2002 as a result of lower net revenue levels and increased legal expenses. The legal expenses increased approximately $291,000 to cover on-going software compliance litigation and a dispute concerning certain freight and furniture replacement charges.

Interest income and other, net

     Interest income and other, net for the three month periods ended March 31, 2003 and 2002, respectively, are as shown in the following table (in thousands):

	Three months ended
	March 31,

	2003	2002

Interest income
On cash & investments	$64	$99
Interest expense	—	(19)
Other income (expense)	(1)	1

Total	$63	$81

     The reduction in earned interest results from a reduction of our cash balances and lower interest rates during the first quarter of 2003 compared to the same period in 2002.

Foreign currency transaction losses

     Foreign currency transactions losses decreased by $0.6 million for the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002, primarily as a result of the change in the currency conversion between the Israeli Shekel against the US dollar and the EURO in the first quarter of 2003 compared to the first quarter of 2002. The expense that the Company records is primarily attributable to inter-company activity and in the first quarter of 2002, the Israeli Shekel fell approximately 7% against the US dollar and approximately 5.6% against the EURO. In the first quarter of 2003, the Israeli Shekel improved slightly (0.6%) against the US dollar which was offset by approximately 2.1% loss against the EURO.

Provision for income taxes

     Our provision for income taxes primarily relates to international and state taxes. The income tax benefit of $317,000 for the quarter ended March 31, 2003 resulted primarily from international taxes expense of $166,000, US state taxes of $2,000 and a benefit of $481,000 resulting from German tax refunds. The income tax provision of $247,000 for the quarter ended March 31, 2002 resulted primarily from international taxes of $303,000 and US state tax benefits of $56,000.

Liquidity and capital resources

March 31,
2003

(In millions)
As of:
Cash and cash equivalents	$28.8
Short-term investments	0.2
For the three month period ended:
Net cash provided by operating activities	5.1
Net cash used in investing activities	(0.2)
Net cash used in financing activities	(0.2)

     Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary stock offerings and preferred stock issuances, from which we derived aggregated net proceeds of approximately $72.5 million. We do not have a bank line of credit.

     Our aggregate cash, cash equivalents and short-term investments increased from $24.1 million as of December 31, 2002, to $30.0 million as of March 31, 2003. This increase resulted primarily from operating activities, in particular the significant reduction in accounts receivable, offset by a reduction in our accounts payable, payroll (restructuring costs), deferred revenue and long term liabilities, and the repurchase of approximately $175,000 of our common stock.

     Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any specific commitments with regard to future capital expenditures.

     Net cash used in financing activities in the three month period ended March 31, 2003 reflects the repurchase of our common stock, from time to time, through the open market.

     Our Board of Directors, or Board, has authorized the purchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. During the three months ended March 31, 2003, we repurchased 71,932 shares of our common stock on the open market at an average purchase price of $2.44 per share for a total cost of $175,456. Cumulatively, as of March 31, 2003, we had repurchased 2,076,849 shares of our common stock at an average price of $10.02 per share for a total cost of approximately $20,804,681.

     At March 31, 2003, we had working capital of $9.2 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

Summary of Certain Contractual Obligations as of March 31, 2003

	Amount of Commitment Expiration Per Period (in thousands)

		Less than 1
	Total	year	2 to 3 years	4 to 5 years	After 5 years

Capital leases	$—	$—	$—	$—	$—
Operating leases	12,897	4,158	4,726	1,666	2,347

Total Commitment	$12,897	$4,158	$4,726	$1,666	$2,347

Recent accounting pronouncements

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provision for all material guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 had no effect on the Company’s financial statements. As an element of its standard commercial terms, the Company includes an indemnification clause in its software licensing agreements that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement by the Company’s software.

     In December 2002, the FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No.123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. NetManage has adopted the amended annual and interim disclosure requirements of SFAS No. 123.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date; (1) the company will be the primary beneficiary of an existing VIE that will require consolidation, or (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The adoption of FIN 46 had no effect on the Company’s financial statements.

Critical accounting policies

     There have been no significant changes to the Company’s critical accounting policies as described in the Company’s 2002 Form 10-K.

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

Foreign currency risk

     We conduct business in various foreign currencies, primarily in Europe and Israel and are subject to the risks which result from the fluctuations of those currencies in relation to the US dollar.

     We have not entered into any foreign currency forward contracts in either 2003 or 2002.

Factors that may affect our future results and financial condition

     Our business is subject to a number of risks and uncertainties. You should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose part or all of your investment.

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

We have not been profitable on an annual basis since 1995 and may never achieve profitability in the future

     We had a net loss from operations of approximately $1.2 million in the first quarter of 2003 and $22.0 million for the year ended December 31, 2002. Despite our operating profit in the first quarter of 2002, we were not profitable in the second through fourth quarters of 2002 and have not achieved profitability on an annual basis since 1995, and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, price competition may make it difficult for us to achieve profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We expect our prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our revenues or maintain our prices and profit margins. We need to significantly increase our sales volume and/or reduce our costs to be profitable in future periods. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

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

We have undergone significant restructurings, which may have a material adverse effect on our operating results

     In early December 1999, following our acquisitions of Wall Data and Simware, we initiated a plan to restructure our worldwide operations in order to integrate the operations of Wall Data and Simware. We undertook further restructurings of our operations in August 2000, in August 2002, and most recently in January 2003. These restructuring plans involved reductions in our worldwide workforce and the consolidation of certain of our sales, customer support, and research and development facilities. These restructuring plans may not be successful and may not improve future operating results. Completion of the restructuring plans may disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. We may also be required to implement additional restructuring plans in the future.

     The successful combination of companies requires coordination of sales and marketing with research and development efforts, and can be difficult to accomplish. The integration of both Wall Data and Simware involved geographically separated organizations (in Kirkland, Washington; suburban Boston, Massachusetts; Cupertino and Irvine, California; Ottawa, Ontario, Canada; and Haifa, Israel), and personnel with diverse business backgrounds and corporate cultures. We believed that factors such as the ongoing attention and dedication of management and resources required to effect the complete integration of both Wall Data and Simware, and the consequent disruption in the business of all parties involved, contributed to interruptions and loss of momentum in our business activities. Our ability to maintain or increase revenues from the sale of products from Wall Data and Simware on an ongoing basis depends in part on our ability to effectively respond to these factors.

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

We face significant competition and competition in our market is likely to increase and could harm our business

     The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, price erosion, changes in customers’ needs, and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our market, and accordingly, the market for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplace including the proliferation of Microsoft Windows client server technology, and the continued implementation of web-based access to corporate mainframe and midrange computer systems. Our connectivity software products compete with major computer and communication systems vendors, including Microsoft®, IBM®, and Sun Microsystems, Inc., as well as smaller networking software companies such as Jacada Ltd, Seagull, and Hummingbird Communications Ltd. We also face competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc.

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

     Furthermore, our competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of our products. These developments may adversely affect sales of our products either by directly affecting customer-purchasing decisions or by causing potential customers to delay their purchases of our products. Several of our competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft® has embedded a TCP/IP protocol suite in its Windows 95, Windows 98, Windows 2000, Windows ME, Windows NT, and Windows XP operating systems. We have products, which are similar to connectivity products marketed by Microsoft®. Microsoft® is expected to increase development of such products, which could have a material adverse effect on our business, financial condition or results of operations.

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

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship many of our products and our business will be seriously harmed

     Certain of our products incorporate software and other technologies developed and maintained by third parties. We license these technologies from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements or find suitable replacements, we would not be able to ship many of our products and our business would be materially harmed. For example, we have a license agreement with Dart Communications, Inc. for Power TCP Telnet and Power TCP VT320 for 5 years which we use in the OnWeb product line. There can be no assurance that we would be able to replace the functionality provided by the third party technologies currently offered in conjunction with our products, if those technologies become unavailable to us, or obsolete, or incompatible with future versions of our products or market standards.

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

     If we are not successful in asserting our patent rights, our business could be substantially harmed. At the present time, we have 27 patents pending and we have been issued approximately 35 patents from the U.S. Patent Office.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs, trade barriers and political and economic instability

     We derived approximately 26% of our net revenues from sales outside of North America (United States and Canada) during the three month period ended March 31, 2003. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

     Many of our customers are subject to many of the risks described above. These factors may have an adverse effect on our international sales and, consequently, on our business, financial condition or results of operations. See “We face risks from the uncertainties of current and future governmental regulation.”

Terrorist attacks and threats or actual war could adversely affect our operating results and the price of our common stock

     The terrorist attacks in the U.S., the U.S. response to these attacks, the war in Iraq, and the related decline in consumer confidence and continued economic weakness have had an adverse impact on our operations. Recent consumer reports indicate that consumer confidence has reached its lowest level since 1993. If consumer confidence continues to decline or does not recover, our revenues and results of operations may continue to be adversely impacted in the remainder of 2003 and beyond. Any escalation in these events, or similar future events may disrupt our operations or those of our customers. These events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which has and could continue to harm our sales. Any of these events could increase volatility in the U.S. and worldwide financial markets and economy, which could harm our stock price and may limit the capital resources available to us and our customers. This could have significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock and on the future price of our common stock.

The spread of severe acute respiratory syndrome may have a negative impact on our business and results of operations.

     The recent outbreak of severe acute respiratory syndrome, or SARS, which has had particular impact in China, Hong Kong, and Singapore, could have a negative effect on our operations. Our operations may be impacted by a number of SARS-related factors, including, among other things, disrupting operations at our customers located in those areas. If the number of SARS cases continues to spread to other areas, our international and domestic sales and operations could be harmed.

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

It may be difficult to raise needed capital in the future, which could significantly harm our business

     We may require substantial additional capital to finance our future growth and fund our ongoing operations through the remainder of 2003 and beyond. Our capital requirements will depend on many factors including, among other things:

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

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction

     As of April 15, 2003, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 1.9 million shares, or approximately 21.8% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

Item 4. Controls and procedures

a) Evaluation of disclosure controls and procedures. During the 90 day period prior to the filing of this quarterly report, we performed an evaluation under the supervision and with the participation of NetManage’s management, including NetManage’s Chief Executive Officer

(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of NetManage’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended). Following that evaluation, NetManage’s management, including the CEO and CFO, concluded that based on the evaluation, the design and operation of NetManage’s disclosure controls and procedures were effective at that time, except with respect to certain deficiencies that were disclosed in Item 14 of the Company’s 2002 Form 10-K which were still under review at the time of the filing of the Form 10-K on February 27, 2003.

As of the date of the filing of this Form 10-Q, the remaining disclosure control deficiencies and resolution status were as follows: (i) complete implementation of the Company’s code of conduct — recently approved by the Board of Directors, and (ii.) complete implementation of the whistleblower policy — recently approved by the Board of Directors.

Management expects to have the remaining weaknesses noted above corrected in the second quarter of 2003.

b)	Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1. Legal proceedings

Legal proceedings

On November 22, 1999, Kenneth Fisher’s filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against us, and its affiliates Network Software Associates, Inc. or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. Fisher purported to file the action on behalf of himself and the Government. NetManage acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Kenneth Fisher, as relator, on behalf of himself and the Government. NetManage, and its affiliates, first learned of the action when NetManage was served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss NetManage from this action, without prejudice, in exchange for an agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

On January 31, 2002, on an order of the court granting in part and denying in part following defendant’s successful motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint, or Second Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Complaint, Mr. Fisher filed a Third Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 199387 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2). in connection with NSA’s application and certification as a Section 8 (a) minority owned and controlled company. In addition, the Complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by working to fraudulently continue obtaining NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division and by getting fraudulent claims allowed and paid by virtue of the alleged fraudulent Section 8(a) status, in violation of 31 U.S.C. § 3729 (a) (3). NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. According to the earlier amended complaint (although not alleged in the current Complaint), Mr. Fisher’s theory was that the liabilities of NSA and NetSoft, including alleged liability in this suit, liabilities of NSA and NetSoft passed to NetManage. Discovery is presently continuing in this matter. It was previously reported in NetManage’s 10-K filing that, on May 31, 2002, NSA, NetSoft and the other defendants moved to strike Fisher’s Third Amended Complaint. That is incorrect. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. and filed a motion to strike the complaint. NetManage, and its affiliates, vigorously dispute Mr. Fisher’s allegations. The Company has insufficient information at this time to estimate the possible loss, if any, which might result from this lawsuit.

     In addition, NetManage may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Item 2. Changes in securities and use of proceeds

Not applicable

Item 3. Defaults upon senior securities

Not applicable

Item 4. Submission of matters to a vote of security holders

Not applicable

Item 5. Other information

Not applicable

Item 6. Exhibits and reports on Form 8-K

a. Exhibits - None

b. We filed three reports on Form 8-K during the three months ended March 31, 2003.

1.	On February 14, 2003, the Company filed Form 8-K, Item 7(a) and (b), Financial Statements and pro forma financial information announcing the Company’s fourth quarter and fiscal year 2002 results.

2.	On February 27, 2003, the Company filed Form 8-K, Item 9, Regulation FD Disclosure announcing that on February 27, 2003 that the Company had filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 with the Securities and Exchange Commission and that accompanying the Annual Report were certifications of NetManage’s Chief Executive Officer, Zvi Alon, and Chief Financial Officer, Michael Peckham, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3.	On April 30, 2003, the Company filed Form 8-K, announcing our first quarter fiscal 2003 financial results for the three months ending March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC. (Registrant)

DATE: May 14, 2003	By:	/s/ Michael Peckham

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

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 14, 2003	/s/ Zvi Alon

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

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Michael Peckham

Michael Peckham
Chief Financial officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Section 906 Certification of Zvi Alon, Chief Executive Officer and Michael Peckham, Chief Financial Officer.