Form 10-Q
period 2003-06-30
NETMANAGE INC
filed 2003-08-14
CIK 909793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]   NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ]    No [ X ]

Number of shares of registrant’s common stock outstanding as of August 5, 2003: 8,664,900.

1 of 38

NetManage, Inc.

2 of 38

NetManage, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$25,749	$24,014
Short-term investments	273	80
Accounts receivable, net of allowances of $919 and $1,077, respectively	6,204	18,332
Prepaid expenses and other current assets	3,219	2,933

Total current assets	35,445	45,359

Property and equipment, at cost
Computer software and equipment	1,317	1,106
Furniture and fixtures	5,107	4,598
Leasehold improvements	1,354	1,273

	7,778	6,977
Less-accumulated depreciation	(5,712)	(4,654)

Net property and equipment	2,066	2,323
Goodwill, net	1,762	1,762
Other intangibles, net	2,615	3,573
Other assets	313	221

Total assets	$42,201	$53,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,360	$2,431
Accrued liabilities	8,055	9,549
Accrued payroll and related expenses	2,990	3,693
Deferred revenue	13,674	18,551
Income taxes payable	1,567	1,346

Total current liabilities	28,646	35,570
Long-term liabilities	1,516	1,581

Total liabilities	30,162	37,151

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value -
Authorized - 125,000,000 shares
Issued - 10,741,748 and 10,698,025 shares, respectively
Outstanding - 8,664,900 and 8,693,108 shares, respectively	107	107
Treasury stock, at cost - 2,076,848 and 2,004,917 shares, respectively	(20,804)	(20,629)
Additional paid in capital	177,868	177,836
Accumulated deficit	(141,059)	(138,157)
Accumulated other comprehensive loss	(4,073)	(3,070)

Total stockholders’ equity	12,039	16,087

Total liabilities and stockholders’ equity	$42,201	$53,238

The accompanying notes are an integral part of these condensed consolidated financial statements

3 of 38

NetManage, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated,		(As restated,
		see Note 7)		see Note 7)
Net revenues:
License fees	$4,227	$7,890	$10,236	$18,053
Services	7,645	8,304	15,754	17,161

Total net revenues	11,872	16,194	25,990	35,214
Cost of revenues:
License fees	558	579	1,076	1,382
Services	1,206	1,651	2,527	3,316
Amortization of developed technology	349	561	659	1,122

Total cost of revenues	2,113	2,791	4,262	5,820

Gross margin	9,759	13,403	21,728	29,394

Operating expenses:
Research and development	2,103	3,592	4,716	7,189
Sales and marketing	6,174	10,012	13,635	19,451
General and administrative	3,032	2,499	5,769	4,970
Restructuring charges, net	909	—	1,490	—
Amortization of intangible assets	150	202	299	404

Total operating expenses	12,368	16,305	25,909	32,014

Loss from operations	(2,609)	(2,902)	(4,181)	(2,620)
Loss on investments, net	—	—	(32)	—
Interest income and other, net	57	121	120	202
Foreign currency transaction gains (losses)	854	(713)	890	(1,308)

Loss before income taxes	(1,698)	(3,494)	(3,203)	(3,726)
Provision (benefit) for income taxes	16	340	(301)	587

Net loss	$(1,714)	$(3,834)	$(2,902)	$(4,313)

Net loss per share
Basic and diluted	$(0.20)	$(0.43)	$(0.34)	$(0.48)
Weighted average common shares
Basic and diluted	8,650	8,977	8,636	9,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

4 of 38

NetManage, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(As restated,		(As restated,
		see Note 7)		see Note 7)
Net loss	$(1,714)	$(3,834)	$(2,902)	$(4,313)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(39)	(570)	47	(630)
Foreign currency translation adjustments, net	(1,016)	1,802	(1,050)	2,011

Total comprehensive loss	$(2,769)	$(2,602)	$(3,905)	$(2,932)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5 of 38

NetManage, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

		(As restated,
		see Note 7)
Cash flows from operating activities:
Net loss	$(2,902)	$(4,313)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation and amortization	1,625	2,517
Provision for doubtful accounts and returns	25	9
Loss on disposal of fixed assets	36	265
Loss on investments	32	—
Changes in operating assets and liabilities:
Accounts receivable	12,103	6,357
Prepaid expenses and other current assets	(186)	(815)
Other assets	(92)	261
Accounts payable	(173)	(612)
Accrued liabilities, payroll and payroll-related expenses	(2,506)	(86)
Deferred revenue	(5,186)	(4,397)
Income taxes payable	221	603
Long-term liabilities	(65)	(615)

Net cash provided by (used in) operating activities	2,932	(826)

Cash flows from investing activities:
Purchases of short-term investments	(184)	(11)
Proceeds from maturities of short-term investments	36	—
Purchases of property and equipment	(261)	(467)

Net cash used in investing activities	(409)	(478)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	32	342
Repurchase of common stock	(175)	(1,643)

Net cash used in financing activities	(143)	(1,301)

Effect of exchange rate changes on cash	(645)	454

Net increase (decrease) in cash and cash equivalents	1,735	(2,151)
Cash and cash equivalents, beginning of the period	24,014	33,038

Cash and cash equivalents, end of the period	$25,749	$30,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

6 of 38

NETMANAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim financial data

The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2003 could differ materially from those reported in this quarterly report on Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. The financial statements should be read in conjunction with the audited financial statements and notes thereto, included in our annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

2. Consolidation

     The interim unaudited condensed consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

Foreign currency translation, foreign exchange contracts and comprehensive loss

     The functional currency of the Company’s foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in net income.

     The Company currently does not enter into financial instruments for either trading or speculative purposes.

     Comprehensive loss is comprised of net loss and other comprehensive items such as foreign currency translation gain/loss and unrealized gains or losses on marketable securities classified as available for sale.

Short-term investments

     The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments classified as available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, reported in the balance sheet as “Accumulated other comprehensive loss”. Held-to-maturity securities are valued using the amortized cost method. At June 30, 2003 and December 31, 2002, the fair value of the time deposit investments, which have original maturities in excess of 90 days, approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of the Company’s short-term investments by major security type consisted of the following as of June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
Description	2003	2002

Time deposits	$150	$—
KANA Software, Inc*	123	80

Total	$273	$80

     *KANA Software, Inc. is a publicly traded company in which the Company owns a minority interest of less than 1%.

7 of 38

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

	June 30,	December 31,
	2003	2002

Carrying amount of:
Developed technology	$11,332	$11,332
Customer base	3,177	3,177
RUMBA trade name	1,492	1,492
Patents & copyrights	399	399

Gross carrying amount of other intangibles	16,400	16,400
Less accumulated amortization:
Developed technology	(9,562)	(8,903)
Customer base	(2,648)	(2,461)
RUMBA trade name	(1,243)	(1,156)
Patents & copyrights	(332)	(307)

Net carrying amount of other intangibles	$2,615	$3,573

     The aggregate amortization expense for the three and six months ended June 30, 2003 was $499,000, and $958,000, respectively. The aggregate amortization expense for the three and six months ended June 30, 2002 was $763,000, and $1,526,000, respectively.

     Minimum future amortization expense at June 30, 2003 is as follows:

Remainder 2003	$958
2004	1,657

Total	$2,615

Accrued liabilities and restructuring

     Accrued liabilities at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30,	December 31,
Description	2003	2002

Restructuring (see Note 4)	$3,253	$4,593
Other accruals	4,802	4,956

Total	$8,055	$9,549

     In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also requires that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146, which the Company adopted for restructuring activities initiated after December 31, 2002, may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Concentrations of credit risk

     Financial instruments which subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to

8 of 38

the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. There were no customers that accounted for more than 10% of consolidated revenues in the second quarter of 2003, and in the six month period ended June 30, 2003. For the three and six month periods ended June 30, 2002 there were no customers that accounted for more than 10% of consolidated revenues.

Accounting for stock based compensation

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No.123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amended annual and interim disclosure requirements of SFAS No. 123.

     SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the method of accounting prescribed in APB Opinion No. 25 and, as a result, must provide pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net loss reported under APB 25	$(1,714)	$(3,834)	$(2,902)	$(4,313)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(353)	(678)	(761)	(1,311)

Pro forma net loss	$(2,067)	$(4,512)	$(3,663)	$(5,624)

Basic and diluted loss per share, as reported	$(0.20)	$(0.43)	$(0.34)	$(0.48)
Basic and diluted loss per share, pro forma	$(0.24)	$(0.50)	$(0.42)	$(0.62)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable periods:

	Three Months ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003	June 30, 2002	June 30, 2002

Volatility	90.39%	90.90%	84.28%	85.86%
Risk-free interest rate	1.96-2.50%	1.96-2.72%	3.87-4.35%	3.87-4.69%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	3 - 4 months	3 - 4 months	3 - 4 months	3 - 4 months
	beyond vest date	beyond vest date	beyond vest date	beyond vest date

Stock option exchange offer

     On May 16, 2003 the Company announced a voluntary stock option exchange program for certain of its employees. The offer to

9 of 38

exchange options, or Offer, was open to eligible option holders, excluding non-employee members of the board of directors and non-exempt employees, holding options to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or greater. In accordance with the terms of the Offer, participating employees tendered eligible options in exchange for replacement options. These replacement options will then be granted to employees at least six months and one day following the date their original options were exchanged and cancelled. Under the terms of the Offer, replacement options will vest and become exercisable for the balance of the option shares in accordance with the same type of installment vesting schedule that was in effect for the cancelled options, but measured from the grant date of the replacement options, and no vesting credit will be provided for the period between the date the original options were tendered and the date the replacement options are granted.

     On June 13, 2003, employees tendered options to purchase a total of 542,150 shares in connection with the Offer, which were cancelled under the Company’s 1992 Stock Option Plan as amended, and the 1999 Non-statutory Stock Option Plan following their exchange. Subject to the continued employment of the employees who exchanged options, replacement options to purchase a total of 542,150 shares are expected to be granted on or around December 16, 2003.

     The exercise price of the replacement options will be based on the fair market value of the Company’s common stock on the date the replacement options are granted. The fair market value of the Company’s common stock will be equal to the last reported sale price of its common stock on the Nasdaq National Market on the date it grants the replacement options.

     The exchange program is being accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and results in no compensation expense.

Net loss per share

     Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three and six month periods ended June 30, 2003 and 2002, the number of shares used in the computation of diluted loss per share was the same as those used for the computation of basic loss per share. For the three and six month periods ended June 30, 2003 and 2002, potentially dilutive securities (primarily stock options) are as shown in the following table and were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Potentially dilutive shares	39,032	25,477	36,260	46,550

Income taxes

     As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or its allowance in a period changes, the amount recognized as a provision for income taxes in the statement of operations could change. The income tax provision of $16,000 for the quarter ended June 30, 2003 resulted primarily from international tax expense of $6,000 and U.S. state tax expense of $10,000. The income tax provision of $340,000 for the quarter ended June 30, 2002 resulted primarily from international tax expense of $382,000 and U.S. state tax benefits of $42,000. The income tax benefit of $301,000 for the six months ended June 30, 2003 resulted primarily from German tax refunds of $481,000, net of international tax expense of $172,000 and U.S. state tax expense of $8,000. The income tax provision of $587,000 for the six months ended June 30, 2002 resulted primarily from international tax expense of $685,000, net of U.S. state tax benefits of $98,000.

Recent accounting pronouncements

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31,

10 of 38

2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

     In April 2003 the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FASB Interpretation FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement will have no impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (i) the company will be the primary beneficiary of an existing VIE that will require consolidation, or (ii) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The adoption of FIN 46 had no impact on the Company’s financial statements.

     In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provision for all material guarantees entered into or modified after December 31, 2002.

Reclassifications

     Certain reclassifications have been made to the 2002 financial statements to conform to the current year presentation.

4. Restructuring of operations

     On January 31, 2003, the Company announced a restructuring of operations designed to refocus its business units around its core business functions, to relocate certain of its functional operations to the Company’s corporate headquarters, and to reduce operating expenses. As part of the restructuring, the Company reduced its workforce in excess of 30% and has recorded a $2.9 million charge to operating expenses in the first half of 2003. The Company anticipates that an additional $0.2 million in employee related costs will be recorded in the second half of 2003. The distribution of the reduction in workforce was as follows:

11 of 38

	Terminations	Replacements	Net Reduction

Operations	10	6	4
Services	16	1	15
Research and development	19	—	19
Sales and marketing	54	4	50
General and administrative	24	5	19

Total	123	16	107

     The restructuring charge for the six month period ended June 30, 2003 includes approximately $0.6 million of expenses related to leased facilities no longer needed for the Company’s operations and $2.3 million of employee severance and other related expenses. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $3.1 million, which is expected to be funded from internal operations and existing cash balances. As of June 30, 2003, the Company had incurred costs totaling $2.9 million related to the restructuring, which required $1.6 million in cash expenditures. The remaining reserve related to this restructuring is approximately $1.3 million, and is included in accrued liabilities as of June 30, 2003.

     The following table lists the components of the January 2003 restructuring reserve for the six month period ended June 30, 2003 (in thousands):

	Employee	Excess
	Costs	Facilities	Total

Balance at December 31, 2002	$—	$—	$—
Initial reserve established	2,341	591	2,932
Reserve utilized in six months ended June 30, 2003	(1,513)	(156)	(1,669)

Balance at June 30, 2003	$828	$435	$1,263

     On August 8, 2002, the Company announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, the Company intended to reduce its workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for Company operations and $2.0 million of employee severance and other related expenses. In March 2003, based on a review of current operations, the decision was made to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a $1.2 million reversal of the restructuring accrual as of March 31, 2003, and a corresponding reduction of restructuring expense for the three months then ended. Such reversal was comprised of expected employee costs of approximately $0.8 million and expected facilities expenses of approximately $0.4 million. In June 2003, NetManage recorded an additional $40,000 in restructuring expense relating to employee termination costs in Latin America. The distribution of the reduction in workforce was as follows:

	Terminations	Retained	Net Reduction

Operations	6	—	6
Services	17	—	17
Research and development	53	—	53
Sales and marketing	22	8	14
General and administrative	11	1	10

Total	109	9	100

     As of June 30, 2003, NetManage had incurred costs totaling $2.0 million related to this restructuring accrual which required $2.0 million in cash expenditures. The remaining reserve related to this restructuring is approximately $1.4 million, and is included in accrued liabilities as of June 30, 2003.

12 of 38

     The following table lists the components of the August 2002 restructuring reserve for the six month periods ended June 30, 2003 (in thousands):

	Employee	Excess
	Costs	Facilities	Total

Balance at December 31, 2002	$1,122	$2,156	$3,278
Change in estimate recorded as a reduction of restructuring expense	(828)	(395)	(1,223)
Reserve utilized in six months ended June 30, 2003	(200)	(455)	(655)

Balance at June 30, 2003	$94	$1,306	$1,400

     On August 3, 2000, the Company announced a restructuring of its operations designed to re-focus on its core business functions and reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by approximately 20% and made provisions for reductions in office space, related overhead expenses, and the write down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge included approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional services and an $800,000 settlement to Verity for a software license that NetManage does not plan to use. In September 2002, based on a review of its continuing obligations associated with the original restructuring charge, NetManage recorded a reduction in estimate for facilities of approximately $521,000 and an increase in estimate for other charges of approximately $249,000. In June 2003, NetManage recorded a further reduction in the estimate for facilities of approximately $65,000 and in the estimate for equipment of approximately $15,000. As of June 30, 2003, total cash expenditures incurred with respect to this restructuring reserve were $5.2 million. The remaining balance of the reserve was approximately $51,000, which is included in accrued liabilities as of June 30, 2003.

     The following table lists the components of the August 2000 restructuring reserve for the six month period ended June 30, 2003 (in thousands):

	Excess
	Facilities	Other	Total

Balance at December 31, 2002	$88	$119	$207
Change in estimate recorded as a reduction of restructuring expense	(65)	(15)	(80)
Reserve utilized in six months ended June 30, 2003	(21)	(55)	(76)

Balance at June 30, 2003	$2	$49	$51

     In the fourth quarter of 1999, following the acquisitions of Wall Data, Incorporated and Simware Inc., the Company initiated a plan to restructure its worldwide operations in order to integrate the operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee terminations and $0.5 million for legal, accounting and other. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $3.6 million, which the Company expected to be funded from internal operations. In 2002, in connection with a review of its obligations for facilities, the Company recorded a reduction in the estimated expenses of approximately $128,000. In the six month period ended June 30, 2003, based on a review of its continuing facilities obligations, the Company recorded a $157,000 increase in the restructuring reserve with a corresponding increase of restructuring expense. As of June 30, 2003, total cash expenditures incurred with respect to this restructuring reserve were approximately $3.6 million. The remaining reserve is approximately $0.2 million, and is included in accrued liabilities as of June 30, 2003.

     The following table lists the components of the restructuring reserve for the six month period ended June 30, 2003 (in thousands):

Excess
Facilities

Balance at December 31, 2002	$435
Change in estimate recorded to restructuring expense	157
Reserve utilized in six months ended June 30, 2003	(362)

Balance at June 30, 2003	$230

13 of 38

     In August 1998, following the acquisition of FTP Software Inc., the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. Additionally, prior to the acquisition, FTP had recorded a restructuring charge. The Company assumed the remaining restructuring liability of $9.7 million as of the date of the acquisition for a total restructuring liability of $16.7 million. In 2002, based on a review of all obligations, the Company recorded an increase in this reserve, primarily for facilities expense of approximately $691,000. In the six month period ended June 30, 2003, based on a review of its continuing facilities obligations, the Company recorded a $295,000 reduction in the restructuring reserve with a corresponding reduction of restructuring expense. The remaining reserve related to this restructuring at June 30, 2003 is approximately $0.3 million and is included in accrued liabilities.

     The following table lists the components of the FTP restructuring reserve for the six month period ended June 30, 2003 (in thousands):

Excess
Facilities

Balance at December 31, 2002	$673
Change in estimate recorded as a reduction of restructuring expense	(295)
Reserve utilized in three months ended June 30, 2003	(68)

Balance at June 30, 2003	$310

5. Commitments and contingencies

Legal proceedings

     On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company and its affiliates Network Software Associates, Inc. (“NSA”), and NetSoft Inc. (“NetSoft”), in the United States District Court of the District of Columbia. Fisher purported to file the action on behalf of himself and the Government. NetManage acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Kenneth Fisher, as relator, on behalf of himself and the Government. NetManage, and its affiliates, first learned of the action when NetManage was served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss NetManage from this action, without prejudice, in exchange for an agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

     On January 31, 2002, on an order of the court granting in part and denying in part defendant’s motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint, or Second Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Complaint, Mr. Fisher filed a Third Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1993 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2). In addition, the Complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by working to fraudulently continue NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division and by getting fraudulent claims allowed and paid by virtue of the alleged fraudulent Section 8(a) status, in violation of 31 U.S.C. § 3729 (a) (3). NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. According to the earlier amended complaint (although not alleged in the current Complaint), Mr. Fisher’s theory was that the liabilities of NSA and NetSoft, including alleged liability in this suit, passed to NetManage. Discovery is presently continuing in this matter. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. NetManage, and its affiliates, vigorously dispute Mr. Fisher’s allegations. The Company has insufficient information at this time to estimate the possible loss, if any, which might result from this lawsuit.

     In addition, NetManage may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

14 of 38

Leases

     Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. As of June 30, 2003, future minimum rental and lease payments, net of any sublease income, under non-cancelable operating leases are as follows:

	Amount of Commitment Expiration Per Period (in thousands)

		Less than 1
	Total	year	2 to 3 years	4 to 5 years	After 5 years

Operating leases	$13,794	$6,334	$3,784	$1,628	$2,048

Other

     As an element of its standard commercial terms, the Company includes an indemnification clause in its software licensing agreements that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement by the Company’s software. Our indemnification limitation is the cost to defend any third party claim brought against our customers and to the maximum a refund of the purchase price. Our Company licenses software on a perpetual basis.

6. Segment information

     The Company operates in two market segments: Host Access and Host Integration. The Company’s Chief Executive Officer evaluates these market segments at the sales and bookings level.

     The Company’s Host Access product line is designed to provide the technology to make the connection between personal computers and large corporate computers possible. These products are designed to leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Host Integration product line is designed to provide the technology to allow customers to leverage the investment they have in existing host-based systems, applications and business processes for new web-based presentations, applications, and solutions. These two product lines have similar economic characteristics and are similar with respect to the nature of the products, the nature of the production processes, the type of customer that the products are sold to and the methods used to distribute the products. Net revenues for the Host Access and Host Integration product lines was as follows for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Host Access	$11,233	$15,398	$23,298	$33,446
Host Integration	639	796	2,692	1,768

Total	$11,872	$16,194	$25,990	$35,214

7. Restatement of financial statements

     Subsequent to the issuance of the Company’s interim unaudited condensed consolidated financial statements for the three and six months ended June 30, 2002, management determined that the accounting treatment was inappropriate for certain transactions, and that the following adjustments were required:

a. For the three months ended June 30, 2002, license fees were reduced by approximately $46,000 to correct for rebate expense of $168,000 previously recorded as a selling expense and the release of approximately $122,000 in excess returns reserves. For the six months ended June 30, 2002, the net reduction in license fees was approximately $58,000 and includes an approximate $12,000 reduction in the three months ended March 31, 2002 for rebate expense previously recorded as sales expense.

b. Selling and marketing expense was decreased by approximately $169,000 for the three months ended June 30, 2002 and approximately $335,000 for the six months ended June 30, 2002 to record the net effect in the first quarter of 2002 of: (i) a decrease in commission expense of $216,000 that should have been expensed in 2001; (ii) an increase of approximately $163,000 for expenses associated with a corporate sales meeting held in the first quarter of 2002; and (iii) a decrease in rebate expenses of approximately $113,000 associated with sales returns that should have been recorded as a reduction of the sales return reserve of approximately $101,000, and license revenue of approximately $12,000. For the three months ended June 30, 2002, an additional

15 of 38

reduction of approximately $169,000 in sales expense was recorded to reclassify rebate expense of $168,000 to license fees and to adjust other miscellaneous expense by $1,000.

c. Amortization expense was reduced by $29,000 and $59,000 respectively for the three and six month periods ended June 30, 2002, as a result of a purchase price adjustment recorded in 2000 with respect to the acquisition of Wall Data.

d. Provision for income taxes was increased by $210,000 and $386,000 respectively for the three and six month periods ended June 30, 2002 to adjust for the utilization of pre-acquisition net operating losses and tax credits of Simware which had been previously recognized as a reduction of the provision for income taxes instead of a reduction of intangible assets associated with he acquisition of Simware.

     As a result of the adjustments described above, the accompanying interim condensed consolidated financial statements for the three and six months ended June 30, 2002 have been restated to reflect the correction of the matters as described above.

     A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2002	2002	2002

	(As previously		(As previously
	reported(*)	(As restated)	reported(*)	(As restated)
Statement of Operations Data:
Total net revenues	$16,240	$16,194	$35,272	$35,214
Cost of revenues	2,791	2,791	5,820	5,820
Gross margin	13,449	13,403	29,452	29,394
Sales and marketing	10,181	10,012	19,786	19,451
Amortization of intangible assets	231	202	463	404
Provision for income taxes	130	340	201	587
Net loss	(3,775)	(3,834)	(4,262)	(4,313)
Net loss per share — basic and diluted	(0.42)	(0.43)	(0.47)	(0.48)

               (*) Reflects certain reclassifications to conform to the current period presentation.

8. Related party transactions

     On May 28, 2003, NetManage entered into an independent contractor services agreement with Shelley Harrison, pursuant to which Dr. Harrison will receive compensation in consideration for consultancy and advisory services he is providing the Company’s Chief Executive Officer and NetManage’s management team. The terms of the agreement require the Company to pay Dr. Harrison a fixed fee of $150,000 per year and a one time grant to Dr. Harrison of an option to purchase 150,000 shares of the Company’s common stock, at an exercise price of $1.92 per share (which represents the quoted market price of the stock at the date of grant), inclusive of the compensation Dr. Harrison receives in connection with his service on NetManage’s Board of Directors. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003.

16 of 38

Item 2 — Management’s discussion and analysis of financial condition and results of operations.

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, those specifically identified as such, that involve risks and uncertainties, including those set forth below under the heading “Factors that may affect our future results and financial condition” and elsewhere in this report. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

     We have operations worldwide with sales offices located in the United States, Europe, Canada, and Israel. We develop and market software and service solutions that are designed to enable our customers to access and leverage the considerable investment they have in their host-based business applications, processes and data. Our business is primarily focused on providing a broad spectrum of specific personal computer and network or application server-based software and tools. These products are designed to allow our customers to access and use their mission-critical line-of-business host applications and resources; to publish information from existing host systems in a web presentation, particularly to new users, via the Internet; to create new web-based applications that leverage our existing business processes and applications; and, to ensure the continued operation of these solutions through the incorporation and deployment of innovative, real-time, Internet-based support solutions.

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

     Our principal products are compatible with Microsoft Windows .NET, Windows XP, Windows 2000, Windows NT, Windows 98, Windows 95, and Windows 3.x operating systems, IBM operating systems, Novell, Inc. operating systems and various implementations of the industry standard UNIX operating system such as IBM’s AIX, Hewlett-Packard Company’s HP/UX, Sun Microsystems Inc.’s Solaris, and the open source Linux system.

     We have a range of host access, publishing and integration products. Our Host Access products are designed to provide the applications and solutions that allow end-user devices, including personal computers, and devices running web browsers, to communicate with large centralized corporate computer systems. Our Host Access products are sold under the brand name of RUMBA for client-side solutions. We also sell Host Access solutions under the OnWeb brand name that deliver connectivity for web browser users without

17 of 38

requiring software on the user’s device other than the browser, collectively known as “zero footprint” solutions. Our Host Integration products provide server-side solutions that are designed to allow the integration of multiple host applications and business processes to create new applications for the web. These products also allow our customers to integrate existing legacy applications with new platform solutions such as those built using Microsoft’s .NET Framework, IBM’s WebSphere or BEA’s WebLogic.

     In order to ensure that our product line is as simple as possible for our customers to understand, and to ensure that purchasing decisions with respect to NetManage products are as straightforward as possible, in the first quarter of 2003 we revised and updated our product packaging and market messaging. We believe that different solutions can converge to provide new and extended value from host applications. Because our customers require a suite of solutions to address the spectrum of needs that they have, we have broadened the market promotion of the Rumba Host Access products and OnWeb Host Integration products to our NetManage Host Access Platform (HAP). HAP reflects our commitment to our customers to provide a complete line of compatible and co-existing products that allow host systems to be accessed and leveraged. From full PC-based applications through to server solutions that leverage existing business processes for new solutions built with environments such as Microsoft .NET. As part of the HAP initiative, we have also reviewed and revised our product licensing model to better fit present market needs.

Results of operations

     During the past several years, we have implemented a number of initiatives designed to control costs and reduce operating expenses, including the discontinuance of several low revenue-generating products and the implementation of worldwide restructurings of our operations.

     In the first half of 2003, we continued to experience a reduction in revenues, which we believe relates primarily to the poor North American and European economies. Customers continue to postpone or cancel decisions to purchase technology products because of uncertainties within their own businesses. We do not anticipate any improvements in the current business environment through the remainder of 2003 and into 2004. As a result, we believe it was necessary to refocus our operations and reduce our operating expenses to bring them more in line with our revised anticipated revenue levels, which we expect to be comparable or less than those of the previous twelve months. On January 31, 2003, NetManage announced a restructuring of its operations designed to meet those goals. As part of the restructuring, NetManage reduced its workforce in excess of 30% and has recorded a $2.9 million charge to operating expenses in the first half of 2003 (See Note 4 to Financial Statements- Restructuring of operations).

     On August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of this restructuring, we intended to reduce our workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations and $2.0 million of employee severance and other related expenses for employee terminations. In March 2003, based on a review of current operations, we decided to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a $1.2 million reversal of the restructuring accrual as of March 31, 2003, and a corresponding reduction of restructuring expense for the three months then ended. Such reversal was comprised of expected employee costs of approximately $0.9 million and expected facilities expenses of approximately $0.3 million.

     As of June 30, 2003, we had incurred costs totaling $2.0 million related to this restructuring accrual which required $2.0 million in cash expenditures. The remaining reserve related to this restructuring is approximately $1.4 million, and is included in accrued liabilities as of June 30, 2003 (See Note 4 to Financial Statements - Restructuring of operations).

     We initiated restructuring plans as a result of our acquisitions of Wall Data, Simware, and Aqueduct Software, Inc, including a $5.6 million restructuring plan announced on August 3, 2000. As part of the restructuring, we reduced our workforce by approximately 20%, consisting mostly of Engineering and Customer Support personnel who were focused primarily on our older technologies, predominantly acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and our ability to enhance and expand products acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, we made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional service costs, and an $800,000 settlement to Verity for a software license. In September 2002, based on a review of our continuing obligations associated with the original restructuring charge, we recorded a reduction in estimate for facilities of approximately $521,000 and an increase in estimate for other charges of approximately $249,000. In June 2003, we recorded a further reduction in the estimate for facilities of approximately $65,000 and in the estimate for

18 of 38

equipment of approximately $15,000. As of June 30, 2003, our total cash expenditures incurred were approximately $5.2 million. (See Note 4 to Financial Statements — Restructuring of operations).

     We experienced a reduction in incoming orders from the latter half of 2000 through the third quarter of 2001, and incoming orders did not begin to increase until the fourth quarter of 2001. The slowdown in the North American economy, as well as the events associated with the September 11, 2001 disaster, influenced customers’ willingness to place new orders for our products. We experienced significant revenue reduction in each quarter of 2001, compared to the same quarter of the previous year and this trend continued into the third quarter of 2002. In some cases, customers chose to reduce the number of desktop units at the time of annual maintenance renewal to reflect a reduction-in-force at their facilities, or they continued to postpone buying decisions due to budget constraints. The reduction in revenue in the first quarter of 2003 was primarily attributed to our North American operations. Our second quarter 2003 revenues were approximately 26% less than the amount recorded in the second quarter of 2002 and approximately 15% less than the amount recorded in the first quarter of 2003. There can be no assurance that revenues will increase at all in future periods.

     Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and revenues in any one quarter are substantially dependent on orders booked in that quarter. Our operating expense levels are based, in part, on our expectation of future revenues and, to a large extent, are fixed. In the second quarter of 2003, operating expenses, excluding restructuring charges, continued to decline when compared to the first quarter of 2003 and the second quarter of 2002, and may fluctuate as a percentage of net revenues as we develop and introduce new products.

     As described herein, under the heading “Factors that may affect our future results and financial condition,” acquisitions involve a number of risks, including risks relating to the integration of the acquired company’s operations, personnel, and products. There can be no assurance that the integration of previously acquired companies, or the integration of any future acquisitions, will be accomplished successfully, and the failure to effectively accomplish any of these integrations could have a material adverse effect on our results of operations and financial condition.

19 of 38

Three and six months ended June 30, 2003 compared to June 30, 2002 (dollars in millions):

	Three months ended June 30,
	2003	2002	Change

		(As restated)
Net revenues
License fees	$4.2	$7.9	$(3.7)	-47%
Services	7.7	8.3	(0.6)	-7%

Total net revenues	11.9	16.2	(4.3)	-27%
As a percentage of net revenues:
License fees	35.3%	48.8%
Services	64.7%	51.2%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$3.7	$7.3	$(3.6)	-49%
Gross margin - service	6.4	6.7	(0.3)	-4%
Gross margin - amortization of developed technology	(0.3)	(0.6)	0.3	-50%

Total gross margin	$9.8	$13.4	$(3.6)	-27%
As a percentage of net revenue
Gross margin - license fees	31.1%	45.1%
Gross margin - service	53.8%	41.3%
Gross margin - amortization of developed technology	-2.5%	-3.7%

Total gross margin	82.4%	82.7%
Research and development	$2.1	$3.6	$(1.5)	-42%
As a percentage of net revenue	17.6%	22.2%
Sales and marketing	$6.2	$10.0	$(3.8)	-38%
As a percentage of net revenue	52.1%	61.7%
General and administrative	$3.0	$2.5	$0.5	20%
As a percentage of net revenue	25.2%	15.4%
Restructuring charge,net	$0.9	$—	$0.9	0%
As a percentage of net revenue	7.6%	0.0%
Amortization of intangibles	$0.2	$0.2	$—	0%
As a percentage of net revenue	1.7%	1.2%
Interest income and other, net	$—	$0.1	$(0.1)	-100%
As a percentage of net revenue	0.0%	0.6%
Loss on investment, net	$—	$—	$—	0%
As a percentage of net revenue	0.0%	0.0%
Foreign currency gain (loss)	$0.9	$(0.7)	$1.6	-229%
As a percentage of net revenue	7.6%	-4.3%
Provision (benefit) for income taxes	$—	$0.3	$(0.3)	-100%
Effective tax rate	0.0%	1.9%
Net loss	$(1.7)	$(3.8)	$2.1	-55%
As a percentage of net revenue	-14.3%	-23.5%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six months ended June 30,
	2003	2002	Change

		(As restated)
Net revenues
License fees	$10.2	$18.1	$(7.9)	-44%
Services	15.8	17.1	(1.3)	-8%

Total net revenues	26.0	35.2	(9.2)	-26%
As a percentage of net revenues:
License fees	39.2%	51.4%
Services	60.8%	48.6%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$9.2	$16.7	$(7.5)	-45%
Gross margin - service	13.2	13.8	(0.6)	-4%
Gross margin - amortization of developed technology	(0.7)	(1.1)	0.4	-36%

Total gross margin	$21.7	$29.4	$(7.7)	-26%
As a percentage of net revenue
Gross margin - license fees	35.4%	47.4%
Gross margin - service	50.8%	39.2%
Gross margin - amortization of developed technology	-2.7%	-3.1%

Total gross margin	83.5%	83.5%
Research and development	$4.7	$7.2	$(2.5)	-35%
As a percentage of net revenue	18.1%	20.5%
Sales and marketing	$13.6	$19.4	$(5.8)	-30%
As a percentage of net revenue	52.3%	55.1%
General and administrative	$5.8	$5.0	$0.8	16%
As a percentage of net revenue	22.3%	14.2%
Restructuring charge, net	$1.5	$—	$1.5	0%
As a percentage of net revenue	5.8%	0.0%
Amortization of intangibles	$0.3	$0.4	$(0.1)	-25%
As a percentage of net revenue	1.2%	1.1%
Interest income and other, net	$0.1	$0.2	$(0.1)	-50%
As a percentage of net revenue	0.4%	0.6%
Loss on investment, net	$—	$—	$—	0%
As a percentage of net revenue	0.0%	0.0%
Foreign currency gain (loss)	$0.9	$(1.3)	$2.2	-169%
As a percentage of net revenue	3.5%	-3.7%
Provision (benefit) for income taxes	$(0.3)	$0.6	$0.9	-150%
Effective tax rate	-1.2%	1.7%
Net loss	$(2.9)	$(4.3)	$1.4	-33%
As a percentage of net revenue	-11.2%	-12.2%

20 of 38

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

     Services revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If the services are included in the initial licensing fee, the fair value of the services is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized, when the services are performed, and the collection is deemed probable.

     License fees and services revenues decreased $3.7 million and $0.6 million, respectively, and $7.9 million and $1.3 million, respectively, for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002. Total net revenues for the three and six month periods ended June 30, 2003 decreased $4.3 million and $9.2 million, respectively, from those recorded in the three and six month periods ended June 30, 2002. We believe these decreases primarily are a result of customer decisions to cancel or postpone purchases of our products, due to the sluggish North American and European economies, competitive pressures on our average selling prices, and financial pressures experienced by our customers and targeted customers.

     We have operations worldwide with sales offices located in the United States, Europe, Canada and support and R&D facilities in Canada and Israel. Revenues outside of the United States and Canada as a percentage of total net revenues were approximately 30% and 28% for the three months ended June 30, 2003 and 2002, respectively, and 27% and 29% for the six months ended June 30, 2003 and 2002, respectively.

     There were no customers that accounted for more than 10% of consolidated revenues in the second quarter of 2003, and no customer that accounted for more than 10% of consolidated revenues in the six month period ended June 30, 2003. For the three and six month period ended June 30, 2002 there were no customers that accounted for more than 10% of consolidated revenues.

Gross margin

     Gross margin remained relatively constant as a percentage of net revenues at 82% and 84%, for the three and six months ended June 30, 2003 and 2002, respectively, and 83% and 84% for the three and six months ended June 30, 2002, respectively. Cost of revenues decreased for the three and six month periods ended June 30, 2003 by $0.7 million and $1.6 million, respectively, as compared to the three and six month periods ended June 30, 2002. Cost of revenues includes all direct expenses associated with both license and service revenues as well as the amortization of developed technology purchased through our acquisition of Wall Data and Simware.

     License cost of revenues primarily includes costs associated with order processing, product packaging, documentation and software duplication, amortization and write-down of acquired technology, and royalties paid to third parties for licensed software incorporated into our products. Service cost of revenues includes costs associated with both consulting and customer service, and consists primarily of salaries and commissions, benefits, travel, and occupancy expenses.

     Cost of revenues for license fees increased as a percentage of net license revenues to 13.2% and 10.5% respectively for the three and six month periods ended June 30, 2003 as compared to 7.3% and 7.7% for the same periods in 2002, but declined in dollar amounts for both the three and six month periods ended June 30, 2003 as compared to the same periods in 2002. These increases in percentage of revenue were primarily the result of a reduction in net license revenue of $3.7 million and $7.9 million respectively for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002. The decrease was a result of a reduction in headcount of 11 full-time employees in operations from the second quarter of 2002 to the second quarter of 2003, and continuing cost reduction efforts.

     Cost of revenues for services decreased to 15.8% and 16.0% respectively as a percentage of net services revenues for the three and six month periods ended June 30, 2003 and to 19.9% and 19.3% for the comparable periods in 2002 and declined in dollar amounts for both the three and six month periods ended June 30, 2003 as compared to the same periods in 2002. The decline in cost of revenue for services primarily resulted from a reduction in headcount of 29 full-time employees in customer service and consulting from the second quarter of 2002 to the second quarter of 2003 and the ongoing cost reduction efforts in 2002 and 2003 offset in part by a reduction in services revenues of $0.7 million and $1.4 million for the three and six month periods ended June 30, 2003, respectively.

21 of 38

     Gross margin as a percentage of net revenues may fluctuate in the future due to increased price competition, the mix of distribution channels that we use, the mix of license fee revenues versus service revenues, the mix of products sold, and the mix of international versus domestic revenues. We typically recognize higher gross margins on direct sales than sales through our indirect distribution channels, which generally carry lower margins.

Research and development

     Research and development, or R&D, expenses primarily consist of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R&D expenses decreased in dollar amounts and as a percentage of net revenues for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002, primarily as a result of a reduction in headcount of 62 full time employees, and the ongoing cost reduction efforts in 2002 and 2003.

     Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established, which we categorize as a working model and beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors; including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in either of the three or six month periods ended June 30, 2003 or June 30, 2002.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased in dollar amounts and as a percentage of net revenues for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002, primarily due to a reduction in headcount of 57 full-time sales employees and support staff from the second quarter of 2002 to the second quarter of 2003 and our ongoing cost reduction efforts in 2002 and 2003. Sales and marketing expenses for the three and six month periods ended June 30, 2003 also include an allocation of approximately $111,000 and $222,000, respectively, for a Company sales incentive goal for 2003. An additional $139,000 and $278,000 related to the sales incentive is included in other functional areas as of for the three and six months ended June 30, 2003, respectively. We anticipate the total expense for this sales incentive to approximate $1.0 million for the year ending December 31, 2003.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits, accounting, operating, legal, and proportionate shares of occupancy expenses for our human resources, legal, information technology, facilities and general management functions as well as bad debt expense. General and administrative expenses increased in the quarter compared to the same period in 2002 and increased as a percentage of net revenues for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002. The primary reason for the increase in general and administrative expenses results from additional legal expenses incurred in connection with compliance litigation recently resolved in our favor. These legal expenses are offset in part by a reduction of 22 full time general and administrative employees from the second quarter of 2002 to the second quarter of 2003, and our continuing cost reduction efforts.

Interest income and other, net

     Interest income and other, net for the three and six month periods ended June 30, 2003 and 2002, respectively, are as shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Interest income:
On cash and investments	$57	$96	$121	$195
On tax refunds	—	2	—	2
Interest expense	—	(3)	—	(22)
Other income (expense)	—	26	(1)	27

Total	$57	$121	$120	$202

22 of 38

     The reduction in earned interest results from a reduction of our cash balances, and 20% lower effective annual interest rates during the first half of 2003 compared to the same period in 2002.

     For the three and six months periods ended June 30, 2002 interest income of $2,000 was received on an income tax refund of $20,000. For the same periods in 2003, the Company did not record any interest income on tax refunds.

     Transaction gains and losses from foreign currency activity excludes activity flowing through our inter-company accounts (see below).

Foreign currency transaction gains (losses)

     For the three and six month periods ended June 30, 2003, we recorded transaction gains of approximately $0.8 million and $0.9 million, respectively. For the three and six month periods ended June 30, 2002, we recorded transaction losses of approximately $0.7 million and $1.3 million, respectively. These transaction gains and losses are attributable to inter-company balances recorded using primarily the Israeli Shekel. In the three and six month periods ended June 30, 2002, the Israeli Shekel fell approximately 3% and 10%, respectively, against the U.S. dollar and 14% and 21% against the Euro. For the same period in 2003, the Israeli Shekel gained approximately 7% and 9%, respectively, against the U.S. dollar and approximately 2% and 0% against the Euro.

Provision for income taxes

     Our effective tax rate for 2003 is less than 1% due to our current tax loss position. Income taxes primarily include international withholding taxes and state taxes. The tax provision of $16,000 for the quarter ended June 30, 2003 resulted primarily from international tax expense of $6,000 and U.S. state tax expense of $10,000. The income tax benefit of $301,000 for the six months ended June 30, 2003 resulted primarily from German tax refunds of $481,000, net of international tax expense of $172,000, and U.S. state tax expense of $8,000. The income tax provision of $340,000 for the quarter ended June 30, 2002 resulted primarily from international tax expense of $382,000, net of U.S. state tax benefits of $42,000. The income tax provision of $587,000 for the six months ended June 30, 2002 resulted primarily from international tax expense of $685,000, net of U.S. state tax benefits of $98,000.

Liquidity and capital resources

June 30,
2003
(In millions)
Consists of:
Cash and cash equivalents	$25.7
Short-term investments	0.3
For the six month period:
Net cash provided by operating activities	2.8
Net cash used in investing activities	(0.4)
Net cash used in financing activities	(0.1)

     Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary stock offerings and preferred stock issuances, from which we derived aggregated net proceeds of approximately $72.5 million. We do not have a bank line of credit.

     Our aggregate cash, cash equivalents and short-term investments increased from $24.1 million as of December 31, 2002 to $26.0 million as of June 30, 2003. This increase resulted primarily from the receipt of approximately $1.2 million in income and VAT tax refunds and from operating activities, in particular the significant reduction in our accounts receivable, offset by a reduction in our accounts payable, accrued liabilities, payroll, and deferred revenues.

     Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any material commitments with regard to future capital expenditures at this time.

     Net cash used in financing activities in the three and six month periods ended June 30, 2003 reflects our repurchase of our common stock in the first quarter of 2003, offset by proceeds from the sale of common stock through our Employee Stock Purchase Plan.

     Our Board of Directors has authorized the purchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. During the three months ended June 30, 2003, we did not repurchase any shares of our common stock. For the six month period ended June 30, 2003, we repurchased 71,932 shares of our common stock at an average price of $2.44 per share for a total cost of approximately $175,456. Cumulatively as of June 30, 2003, we have repurchased 2,076,048 shares of our common stock at an average price of $10.02 per share for an approximate total cost of $20.8 million.

23 of 38

     At June 30, 2003, we had working capital of $6.8 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We do not use off balance sheet financing arrangements as a source of liquidity or financing.

Stock option exchange offer

     On May 16, 2003 the Company announced a voluntary stock option exchange program for certain of its employees. The offer to exchange options, or Offer, was open to eligible option holders, excluding non-employee members of the board of directors and non-exempt employees, holding options to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or greater. In accordance with the terms of the Offer, participating employees tendered eligible options in exchange for replacement options. These replacement options will then be granted to employees at least six months and one day following the date their original options were exchanged and cancelled. Under the terms of the Offer, replacement options will vest and become exercisable for the balance of the option shares in accordance with the same type of installment vesting schedule that was in effect for the cancelled options, but measured from the grant date of the replacement options, and no vesting credit will be provided for the period between the date the original options were tendered and the date the replacement options are granted.

     The Company has issued options under the Company Plans to provide employees with an opportunity to acquire or increase their ownership interest in NetManage, thereby creating a stronger incentive for them to continue their employment with the Company and to contribute to the attainment of the Company’s business and financial objectives and the creation of value for all the Company’s stockholders. The reason for this offer was that many of the outstanding options, whether or not they were currently exercisable, had exercise prices that were significantly higher than the current market price of the Company’s Common Stock. For this reason, the Company believed that these options did not effectively retain and motivate employees and were unlikely to be exercised in the foreseeable future. By making the offer to exchange outstanding options for replacement options that will have an exercise price equal to the market value of our Common Stock on the grant date, the Company intends to provide its employees with the benefit of owning options that over time may have a greater potential to increase in value and thereby provide them with a more meaningful incentive to remain with the Company and to contribute to the attainment of the Company’s business and financial objectives and to create value for all the Company’s stockholders.

     On June 13, 2003, employees tendered options to purchase a total of 542,150 shares in connection with the Offer, which were cancelled under our 1992 Stock Option Plan as amended, and our 1999 Non-statutory Stock Option Plan following their exchange. Subject to the continued employment of the employees who exchanged options, replacement options to purchase a total of 542,150 shares are expected to be granted on or around December 16, 2003.

     The exercise price of the replacement options will be based on the fair market value of the Company’s common stock on the date the replacement options are granted. The fair market value of the Company’s common stock will be equal to the last reported sale price of its common stock on the Nasdaq National Market on the date it grants the replacement options.

     The exchange program is being accounted for in accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and results in no compensation expense.

Critical accounting policies

     Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC on February 27, 2003. As of the date of the filing of this Quarterly Report, the Company has not identified any critical accounting policies other than those discussed in our Annual Report for the year ended December 31, 2002.

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

24 of 38

Foreign currency risk

     We transact business in various foreign currencies, primarily in Europe and Israel and are subject to the risks resulting from the fluctuations of those currencies in relation to the U.S. dollar. We have not entered into any foreign currency forward contracts in either 2003 or 2002.

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

     We have experienced, and expect to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others:

•	general economic conditions, in particular, the recent slowdown of purchases of information technology due to current economic conditions in North America, Europe, and financial pressures experienced by our customers and targeted customers;

•	demand for our products;

•	introduction or enhancements to our products and those of our competitors;

•	technological changes in computer networking;

•	competitive pricing pressures;

•	market acceptance of new products;

•	customer order deferrals in anticipation of new products and product enhancements;

•	the size and timing of individual product orders;

•	mix of international and domestic revenues;

•	mix of distribution channels through which our products are sold;

•	impact of, or failure to enter into, strategic alliances to promote our products;

•	quality control of our products;

•	changes in our operating expenses;

•	personnel changes; and

•	foreign currency exchange rates.

     In addition, our acquisitions, including past acquisitions, of complementary businesses, products or technologies may cause fluctuations in our operating results due to in-process research and development charges, the amortization of acquired intangible assets, and integration costs.

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

25 of 38

We have not been profitable on an annual basis since 1995 and may never achieve profitability in the future.

     We had a net loss from operations of approximately $22.0 million for the year ended December 31, 2002. We have not been profitable in the first or second quarters of 2003 and have not achieved profitability on an annual basis since 1995, and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, price competition may make it difficult for us to achieve profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We expect prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our revenues or to maintain our prices and profit margins. We need to significantly increase our sales volume and/or reduce our costs to be profitable in future periods. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. This could occur despite our efforts to introduce and enhance our existing products.

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

     Furthermore, our results of operations may also be materially adversely affected by changes in the inventory strategies of our resellers, which can occur rapidly and may not be related to end-user demand. As part of our continued strategy of selling through multiple distribution channels, we expect to continue using indirect distribution channels, particularly value-added resellers and system integrators, in addition to distributors and original equipment manufacturers. Any material increase in our indirect sales as a percentage of revenues may adversely affect our average selling prices and gross margins due to lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively, will be qualified to provide timely and cost-effective customer support and service, or will continue to represent our products. If we are unable to recruit or retain important resellers or distributors or if they decrease their sales of our products, we may suffer a material adverse effect on our business, financial condition or results of operations.

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

26 of 38

We have undergone significant restructuring, which may have a material adverse effect on our operating results.

     In early December 1999, following our acquisition of Wall Data and Simware, we initiated a plan to restructure our worldwide operations in order to integrate the operations of Wall Data and Simware. We undertook further restructurings of our operations, primarily in North America, in August 2000, August 2002 and again in January 2003. All restructuring plans involved reductions in our worldwide workforce and the consolidation of certain of our sales, customer support, and research and development facilities. These restructuring plans may not be successful and may not improve future operating results. Completion of the restructuring plans may disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. We may also be required to implement additional restructuring plans in the future.

     The successful combination of companies requires coordination of sales and marketing with research and development efforts, and can be difficult to accomplish. The integration of both Wall Data and Simware involved geographically separated organizations, and personnel with diverse business backgrounds and corporate cultures. We believe that factors such as the ongoing attention and dedication of management and resources required to effect the complete integration of both Wall Data and Simware, and the consequent disruption in the business of all parties involved, contributed to interruptions and loss of momentum in our business activities. Our ability to maintain or increase revenues from the sale of products from Wall Data and Simware on an ongoing basis depends in part on our ability to effectively respond to these factors.

We may not be able to successfully make acquisitions of or investments in other companies or technologies.

     We have very limited experience in acquiring or making investments in companies, technologies or services. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make additional acquisitions in the future if we determine that an acquisition would further our corporate strategy. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel from the acquired business. However, the key personnel of the acquired business may decide not to work for us. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business as we did in the third quarter of 2000. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect us, or that any such acquisition will be successful in enhancing our business. If any acquisitions are effected through the issuance of stock, our shareholders may suffer dilution and any cash used would weaken our balance sheet.

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

     The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, price erosion, changes in customers’ needs and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our market. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplace including the proliferation of Microsoft Windows client server technology, and the continued implementation of web-based access to corporate mainframe and midrange computer systems. Our connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, and Sun Microsystems, Inc., as well as smaller networking software companies such as Jacada Ltd, Seagull, and Hummingbird Communications Ltd. We also face competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc.

     Many of our current competitors have, and many of our future competitors may have substantially greater financial, technical, sales, marketing and other resources, in addition to greater name recognition and a larger customer base. The market for our products is characterized by significant price competition and we anticipate that, in the future, we will face increasing pricing pressures from our competitors. In addition, our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins, and loss of market share, any of which could harm our business.

     Furthermore, our competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of our products. These developments may adversely affect sales of our products either by

27 of 38

directly affecting customer-purchasing decisions or by causing potential customers to delay purchases of our products. We have products, which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on our business, financial condition or results of operations.

If we fail to manage technological change, respond to consumer demands or evolving industry standards or if we fail to enhance our products’ interoperability with the products of our customers, demand for our products will decrease and our business will suffer.

     From time to time many of our customers have delayed purchase decisions due to the confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve our position in our industry, we must successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. We have experienced difficulty from time-to-time in developing and introducing new products and enhancing existing products in a manner that satisfies customer requirements and changing market demands. Any further failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition, and results of operations. The failure to develop products or product enhancements incorporating new functionality on a timely basis could cause customers to delay the purchase of our current products or cause customers to purchase products from our competitors. We may not be successful in developing new products or enhancing our existing products on a timely basis, and any new products or product enhancements developed by us may not achieve market acceptance. In addition, we incorporate software and other technologies owned by third parties into certain of our products and as a result, we are dependent upon the ability of these parties to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes.

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship many of our products and our business will be seriously harmed.

     Certain of our products incorporate software and other technologies developed and maintained by third parties. We license these technologies from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements, or find suitable replacements, we would not be able to ship our products, and our business would be materially harmed. For example, we have a license agreement with Dart Communications, Inc. for Power TCP Telnet and Power TCP VT320 for 5 years, which we use in the OnWeb product line. There can be no assurance that we would be able to replace the functionality provided by the third party technologies currently offered in conjunction with our products if those technologies become unavailable to us or obsolete or incompatible with future versions of our products or market standards.

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

     Complex software products may contain undetected errors or failures when first introduced, or as new versions are released. The likelihood of errors or failures is higher when a new product is introduced or when new versions or enhancements are released. Errors may also arise as a result of defects in the products that are incorporated into our products. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products or product enhancements after commencement of commercial shipments, which could result in loss of or delay in market acceptance. We may be required to devote significant financial

28 of 38

resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could have a material adverse effect on our business, financial condition, and results of operations:

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

Furthermore, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. In addition, the number of patents applied and granted for software inventions is increasing. Despite any precautions which we have taken:

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

     If we are not successful in asserting our patent rights, our business could be substantially harmed. At the present time, we have two patents pending and we have been issued approximately thirty-five patents from the U.S. Patent Office.

29 of 38

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

     We derived approximately 30% of our net revenues from sales outside of North America (United States and Canada) during the three month period ended June 30, 2003 and 27% during the six month period ended June 30, 2003. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

     The terrorist attacks in the U.S., the U.S. response to these attacks, and the related decline in consumer confidence, and continued economic weakness have had an adverse impact on our operations. If consumer confidence continues to decline or does not recover, our

30 of 38

revenues and results of operations may continue to be adversely impacted in the remainder of 2003 and beyond. Any escalation in these events or any similar future events may disrupt our operations or those of our customers. These events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which has and could, continue to harm our sales. In addition these events could increase volatility in the U.S. and worldwide financial markets and economy, which could harm our stock price and may limit the capital resources available to us, and our customers. This could have significant impact on our operating results, revenues and costs and may result in the increased volatility in the market price of our common stock.

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

     As of August 5, 2003, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 1.5 million shares, or approximately 17.3% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our stock option plan, our stockholder rights plan, and our certificate of incorporation and bylaws make changes of control difficult even if they would be beneficial to stockholders.

     Our 1992 Stock Option Plan and our 1999 Nonstatutory Stock Option Plan currently provide that, in the event of a change of control of NetManage, all options outstanding under those plans would become fully vested and exercisable for at least 10 days prior to the consummation of such a change of control transaction. These acceleration of vesting provisions may have the effect of deterring or reducing the price that a potential acquirer would be willing to pay to acquire NetManage.

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

31 of 38

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

Item 3. Quantitative and qualitative disclosures about market risk

     There have been no material changes in reported market risks since December 31, 2002. Information regarding interest rate risk and foreign currency risk is discussed herein in Item 2 under “Disclosure of Market Risk.”

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures.

     As of the end of the period covered by this filing, we performed an evaluation under the supervision and with the participation of NetManage’s management, including NetManage’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of NetManage’s disclosure controls and procedures (as defined in Rules 13a-14(c ) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended). Following that evaluation, NetManage’s management, including the CEO and CFO, concluded that based on the evaluation, the design and operation of NetManage’s disclosure controls and procedures were effective at that time.

     During the Company’s most recent fiscal quarter, to address the deficiencies noted in the Company’s Form 10-K for 2002, the Board of Directors has adopted and the Company has implemented a code of conduct for the Company, including its CEO, CFO, principal accounting officer or controller, and other persons performing similar functions for us and has published the code of conduct on our website. In addition, our Board has adopted and approved a whistleblower policy to protect our employees in accordance with the requirements of Section 806 of the Sarbanes-Oxley Act.

     An internal control system is designed to provide reasonable, but not absolute, assurance that the objectives of our control system are met, including, but not limited to, ensuring that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported.

Changes in internal controls.

     Other than what has been described above, there have been no significant changes in our internal controls during the Company’s most recent quarter, or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

32 of 38

33 of 38

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings

     On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against us, and our affiliates Network Software Associates, Inc. (“NSA”), and NetSoft Inc. (“NetSoft”), in the United States District Court of the District of Columbia. Fisher purported to file the action on behalf of himself and the Government. NetManage acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Kenneth Fisher, as relator, on behalf of himself and the Government. NetManage, and its affiliates, first learned of the action when NetManage was served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss NetManage from this action, without prejudice, in exchange for an agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

     On January 31, 2002, on an order of the court granting in part and denying in part defendant’s motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint, or Second Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Complaint, Mr. Fisher filed a Third Amended Complaint, or Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The Complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the Complaint alleges that from 1993 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2). In addition, the Complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by working to fraudulently continue NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division and by getting fraudulent claims allowed and paid by virtue of the alleged fraudulent Section 8(a) status, in violation of 31 U.S.C. § 3729 (a) (3). NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. According to the earlier amended complaint (although not alleged in the current Complaint), Mr. Fisher’s theory was that the liabilities of NSA and NetSoft, including alleged liability in this suit, passed to NetManage. Discovery is presently continuing in this matter. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. NetManage, and its affiliates, vigorously dispute Mr. Fisher’s allegations. The Company has insufficient information at this time to estimate the possible loss, if any, which might result from this lawsuit.

     In addition, NetManage may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Item 2. Changes in Securities

     On May 16, 2003 the Company announced a voluntary stock option exchange program for certain of its employees. The offer to exchange options, or Offer, was open to eligible option holders, excluding non-employee members of the board of directors and non-exempt employees, holding options to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or greater. In accordance with the terms of the Offer, participating employees tendered eligible options in exchange for replacement options. These replacement options will then be granted to employees at least six months and one day following the date their original options were exchanged and cancelled. Under the terms of the Offer, replacement options will vest and become exercisable for the balance of the option shares in accordance with the same type of installment vesting schedule that was in effect for the cancelled options, but measured from the grant date of the replacement options, and no vesting credit will accordingly be provided for the period between the date the original options were tendered and the date the replacement options are granted.

34 of 38

     On June 13, 2003, employees tendered options to purchase a total of 542,150 shares in connection with the Offer, which were cancelled under our 1992 Stock Option Plan as amended, and our 1999 Non-statutory Stock Option Plan following their exchange. Subject to the continued employment of the employees who exchanged options, replacement options to purchase a total of 542,150 shares are expected to be granted on or around December 16, 2003.

     The exercise price of the replacement options will be based on the fair market value of the Company’s common stock on the date the replacement options are granted. The fair market value of the Company’s common stock will be equal to the last reported sale price of its common stock on the Nasdaq National Market on the date it grants the replacement options.

     The exchange program is being accounted for in accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and results in no compensation expense.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     NetManage’s 2003 Annual Meeting of Stockholders was held at our offices at 10725 N. DeAnza Boulevard, Cupertino, California on Wednesday, May 28, 2003 at 9:00 a.m. Pacific Daylight Time, for the following purposes:

1.	To elect two directors to hold office until the Annual Meeting of Stockholders in the year 2006;

2.	To ratify the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2003;

3.	To approve an amendment and restatement to our 1993 Non-Employee Directors’ Stock Option Plan; and

4.	To conduct such other business as may properly come before the meeting or any adjournment or postponement thereof.

Stockholders of record at the close of business on April 15, 2003 were entitled to vote at the meeting.

a.	Regarding the vote for the election of directors, the following individuals received the number of votes indicated:

	For	Withheld
Mr. Zvi Alon Mr. Abraham Ostrovsky	6,832,360 6,740,022	573,236 663,574

b.	Regarding the ratification of the selection of Deloitte & Touche LLP as our independent auditors, participating stockholders voted as follows:

For	Against	Abstain
7,217,692	160,141	27,795

c.	Regarding the approval of the amendment and restatement of our 1993 Non-Employee Directors’ Stock Option Plan, participating stockholders voted as follows:

For	Against	Abstain
6,530,806	850,502	24,287

Item 5. Other Information

     We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the 1934 Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain

35 of 38

information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http:// www.sec.gov.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

10.19.	Independent contractor services agreement by and between NetManage, Inc. and Dr. Shelley Harrison dated May 28, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

b. Reports on Form 8-K.

On April 30, 2003, the Company filed a current report on Form 8-K, announcing its first quarter fiscal 2003 financial results for the three months ended March 31, 2003.

36 of 38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC. (Registrant)

DATE: August 14, 2003	By:	/s/ Michael Peckham

Chief Financial Officer and Senior Vice President (On behalf of the registrant and as Principal Financial and Accounting Officer)

37 of 38

EXHIBIT INDEX

Exhibit
Number	Description

10.19	Independent contractor services agreement by and between NetManage and Dr. Shelley Harrison dated May 28, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

38 of 38