Form 10-Q
period 2003-09-30
NETMANAGE INC
filed 2003-11-13
CIK 909793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of registrant’s common stock outstanding as of November 10, 2003: 8,708,961.

NetManage, Inc.

NetManage, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$21,529	$24,014
Short-term investments	221	80
Accounts receivable, net of allowances of $856 and $1,077, respectively	5,392	18,332
Prepaid expenses and other current assets	2,840	2,933

Total current assets	29,982	45,359

Property and equipment, at cost
Computer software and equipment	1,027	1,106
Furniture and fixtures	5,446	4,598
Leasehold improvements	1,346	1,273

	7,819	6,977
Less-accumulated depreciation	(5,841)	(4,654)

Net property and equipment	1,978	2,323
Goodwill	1,762	1,762
Other intangibles, net	2,087	3,573
Other assets	133	221

Total assets	$35,942	$53,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,848	$2,431
Accrued liabilities	6,429	9,549
Accrued payroll and related expenses	2,552	3,693
Deferred revenue	11,670	18,551
Income taxes payable	1,473	1,346

Total current liabilities	23,972	35,570
Long-term liabilities	1,278	1,581

Total liabilities	25,250	37,151

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value -
Authorized - 125,000,000 shares
Issued - 10,741,748 and 10,698,025 shares, respectively
Outstanding - 8,664,900 and 8,693,108 shares, respectively	107	107
Treasury stock, at cost - 2,076,848 and 2,004,917 shares, respectively	(20,804)	(20,629)
Additional paid in capital	177,935	177,836
Accumulated deficit	(142,916)	(138,157)
Accumulated other comprehensive loss	(3,630)	(3,070)

Total stockholders’ equity	10,692	16,087

Total liabilities and stockholders’ equity	$35,942	$53,238

The accompanying notes are an integral part of these condensed consolidated financial statements

NetManage, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated,		(As restated,
		see Note 7)		see Note 7)
Net revenues:
License fees	$4,022	$5,338	$14,258	$23,391
Services	7,355	8,616	23,109	25,777

Total net revenues	11,377	13,954	37,367	49,168
Cost of revenues:
License fees	277	378	1,353	1,761
Services	1,066	1,562	3,593	4,877
Amortization of developed technology	294	562	953	1,684

Total cost of revenues	1,637	2,502	5,899	8,322

Gross margin	9,740	11,452	31,468	40,846

Operating expenses:
Research and development	1,831	3,130	6,547	10,319
Sales and marketing	5,805	8,244	19,440	27,695
General and administrative	2,958	3,729	8,727	8,699
Restructuring charges, net	339	4,614	1,829	4,614
Amortization of intangible assets	150	201	449	605

Total operating expenses	11,083	19,918	36,992	51,932

Loss from operations	(1,343)	(8,466)	(5,524)	(11,086)
Loss on investments, net	—	(2,534)	(32)	(2,534)
Interest income (expense) and other, net	(109)	69	11	271
Foreign currency transaction gains (losses)	(401)	(79)	489	(1,387)

Loss before income taxes	(1,853)	(11,010)	(5,056)	(14,736)
Provision (benefit) for income taxes	4	330	(297)	917

Net loss	$(1,857)	$(11,340)	$(4,759)	$(15,653)

Net loss per share
Basic and diluted	$(0.21)	$(1.28)	$(0.55)	$(1.74)
Weighted average common shares
Basic and diluted	8,665	8,878	8,646	8,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetManage, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(As restated,		(As restated,
		see Note 7)		see Note 7)
Net loss	$(1,857)	$(11,340)	$(4,759)	$(15,653)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	36	629	83	(1)
Foreign currency translation adjustments, net	407	(184)	(643)	1,827

Total comprehensive loss	$(1,414)	$(10,895)	$(5,319)	$(13,827)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NetManage, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

		(As restated,
		see Note 7)
Cash flows from operating activities:
Net loss	$(4,759)	$(15,653)
Adjustments to reconcile net loss to net cash (used in ) operating activities:
Depreciation and amortization	2,289	3,707
Provision for doubtful accounts and returns	95	24
Stock option compensation expense	67	—
Loss on disposal of fixed assets	22	526
Loss on exchange of marketable securities	—	758
Loss on investments	32	1,773
Changes in operating assets and liabilities:
Accounts receivable	12,845	10,673
Prepaid expenses and other current assets	203	190
Other assets	88	(15)
Accounts payable	(699)	(779)
Accrued liabilities, payroll and payroll-related expenses	(4,554)	3,692
Deferred revenue	(7,130)	(7,214)
Income taxes payable	210	458
Long-term liabilities	(303)	(615)

Net cash used in operating activities	(1,594)	(2,475)

Cash flows from investing activities:
Purchases of short-term investments	(193)	(11)
Proceeds from maturities of short-term investments	133	11
Purchases of property and equipment	(454)	(563)

Net cash used in investing activities	(514)	(563)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	32	342
Repurchase of common stock	(175)	(1,954)

Net cash used in financing activities	(143)	(1,612)

Effect of exchange rate changes on cash	(234)	420

Net decrease in cash and cash equivalents	(2,485)	(4,230)
Cash and cash equivalents, beginning of the period	24,014	33,038

Cash and cash equivalents, end of the period	$21,529	$28,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim financial data

The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2003 could differ materially from those reported in this quarterly report on Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. The financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

Foreign currency translation, foreign exchange contracts and comprehensive loss

     The functional currency of the Company’s foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in net loss.

     The Company currently does not enter into financial instruments for either trading or speculative purposes.

     Comprehensive loss is comprised of net loss and other comprehensive items such as foreign currency translation gain/loss and unrealized gains or losses on marketable securities classified as available for sale.

Short-term investments

     The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments classified as available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, reported in the balance sheet as “Accumulated other comprehensive loss”. Held-to-maturity securities are valued using the amortized cost method. At September 30, 2003 and December 31, 2002, the fair value of the time deposit investments, which have original maturities in excess of 90 days, approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of the Company’s short-term investments by major security type consisted of the following as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
Description	2003	2002

Time deposits	$61	$—
KANA Software, Inc*	160	80

Total	$221	$80

     *KANA Software, Inc. is a publicly traded company in which the Company owns a minority interest of less than 1%.

Goodwill and other intangible assets, net

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, SFAS No. 142 requires that goodwill and other intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter, SFAS No. 142 was adopted on January 1, 2002.

     Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. The following table provides a summary of the carrying amounts of other intangible assets (in thousands).

	September 30,	December 31,
	2003	2002

Carrying amount of:
Developed technology	$11,249	$11,332
Customer base	3,177	3,177
RUMBA ® trade name	1,492	1,492
Patents & copyrights	399	399

Gross carrying amount of other intangibles	16,317	16,400
Less accumulated amortization:
Developed technology	(9,857)	(8,903)
Customer base	(2,741)	(2,461)
RUMBA trade name	(1,287)	(1,156)
Patents & copyrights	(345)	(307)

Net carrying amount of other intangibles	$2,087	$3,573

     The aggregate amortization expense for the three and nine months ended September 30, 2003 was $444,000, and $1,402,000, respectively. The aggregate amortization expense for the three and nine months ended September 30, 2002 was $763,000, and $2,289,000, respectively.

     Minimum future amortization expense at September 30, 2003 is as follows:

Remainder 2003	$467
Fiscal 2004	1,620

Total	$2,087

Accrued liabilities and restructuring

     Accrued liabilities at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30,	December 31,
Description	2003	2002

Restructuring (see Note 4)	$2,412	$4,593
Other accruals	4,017	4,956

Total	$6,429	$9,549

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

Concentrations of credit risk

     Financial instruments, which subject the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. There were no customers that accounted for more than 10% of consolidated revenues in the three and nine month periods ended September 30, 2003 and 2002.

Accounting for stock based compensation

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No.123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amended annual and interim disclosure requirements of SFAS No. 123.

     SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the method of accounting prescribed in APB Opinion No. 25 and, as a result, must provide pro forma disclosures of net loss and loss per share and other disclosures as if the fair value based method of accounting had been applied. Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss as reported	$(1,857)	$(11,340)	$(4,759)	$(15,653)
Less: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(385)	(776)	(1,087)	(2,586)

Pro forma net loss	$(2,242)	$(12,116)	$(5,846)	$(18,239)

Basic and diluted loss per share, as reported	$(0.21)	$(1.28)	$(0.55)	$(1.74)
Basic and diluted loss per share, pro forma	$(0.26)	$(1.36)	$(0.68)	$(2.03)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable periods:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003	September 30, 2002	September 30, 2002

Volatility	63.82%	82.35%	148.50%	111.19%
Risk-free interest rate	1.24-3.03%	1.00-3.03%	1.23-3.28%	1.23-4.69%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	3 - 4 months	3 - 4 months	3 - 4 months	3 - 4 months
	beyond vest date	beyond vest date	beyond vest date	beyond vest date

Stock option exchange offer

     On May 16, 2003 the Company announced a voluntary stock option exchange program for certain of its employees. The offer to exchange options, or Offer, was open to eligible option holders, excluding non-employee members of the board of directors and non-exempt employees, holding options to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or greater. In accordance with the terms of the Offer, participating employees tendered eligible options in exchange for replacement options. These replacement options will be granted to employees at least six months and one day following the date their original options were exchanged and cancelled. Under the terms of the Offer, replacement options will vest and become exercisable for the balance of the option shares in accordance with the same type of installment vesting schedule that was in effect for the cancelled options, but measured from the grant date of the replacement options. In addition, no vesting credit will be provided for the period between the date the original options were tendered and the date the replacement options are granted.

     On June 13, 2003, employees tendered options to purchase an aggregate of 542,150 shares in connection with the Offer. These options were cancelled under the Company’s 1992 Stock Option Plan as amended and restated, and the 1999 Non-statutory Stock Option Plan as amended following their exchange. Subject to the continued employment of the employees who exchanged options, replacement options are expected to be granted on or around December 16, 2003. As of September 30, 2003, the number of tendered options eligible for replacement has been reduced to 531,047 due to the termination of certain employees after June 13, 2003.

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

Net loss per share

     Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three and nine month periods ended September 30, 2003 and 2002, the number of shares used in the computation of diluted loss per share was the same as those used for the computation of basic loss per share. For the three and nine month periods ended September 30, 2003 and 2002, potentially dilutive securities (primarily stock options) are as shown in the following table and were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Potentially dilutive shares	96,844	67	29,918	1,201

Income taxes

     As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or its allowance in a period changes, the amount recognized as a provision for income taxes in the statement of operations could change. The income tax provision of $4,000 for the quarter ended September 30, 2003 resulted primarily from an international tax benefit of $134,000 (consisting of French tax refunds of $142,000 net of international tax expense of $8,000) and U.S. state tax expense of $138,000. The income tax provision of $330,000 for the quarter ended September 30, 2002 resulted primarily from international tax expense of $254,000 and U.S. tax expense of $76,000. The income tax benefit of $297,000 for the nine months ended September 30, 2003 resulted primarily from German tax refunds of $481,000, France tax refunds of $142,000, net of international tax expense of $180,000 and U.S. tax expense of $146,000. The income tax provision of $917,000 for the nine months ended September 30, 2002 resulted primarily from international tax expense of $939,000, net of U.S. tax benefits of $22,000.

Recent accounting pronouncements

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

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

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (i) the company will be the primary beneficiary of an existing VIE that will require consolidation; or (ii) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. In October 2003 the FASB elected to defer the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entitites until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have an impact on the Company’s financial statements.

     In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 and the adoption did not have a material affect on the financial statements.

Reclassifications

     Certain reclassifications have been made to the 2002 financial statements to conform to the current year presentation.

4. Restructuring of operations

     On January 31, 2003, the Company announced a restructuring of operations designed to refocus its operations around its core business functions, to relocate certain of its functional operations to the Company’s corporate headquarters, and to reduce operating expenses. As part of the restructuring, the Company reduced its workforce in excess of 30% and recorded a $3.3 million charge to operating expenses in the nine month period ending September 30, 2003. The Company anticipates that an additional $0.1 million in employee related costs will be recorded in the fourth quarter of 2003. The distribution of the reduction in workforce was as follows:

	Terminations	Replacements	Net Reduction

Operations	10	6	4
Services	16	1	15
Research and development	19	—	19
Sales and marketing	45	4	41
General and administrative	24	5	19

Total	114	16	98

     The restructuring charge for the three month period ended September 30, 2003 includes approximately $0.4 million of employee severance and related expenses plus approximately $40,000 facility expenses related to the closure of a leased facility in Germany. The restructuring charge for the nine month period ended September 30, 2003 includes approximately $0.6 million of expenses related to leased facilities no longer needed for the Company’s operations and $2.7 million of employee severance and other related expenses. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $3.4 million, which is expected to be funded from operations and existing cash balances. As of September 30, 2003, the Company had incurred costs totaling $3.3 million related to the restructuring, which required $2.4 million in cash expenditures. The remaining reserve related to this restructuring is approximately $0.9 million, and is included in accrued liabilities as of September 30, 2003.

     The following table lists the components of the January 2003 restructuring reserve for the nine month period ended September 30, 2003 (in thousands):

	Employee	Excess
	Costs	Facilities	Total

Balance at December 31, 2002	$—	$—	$—
Reserve established	2,662	630	3,292
Reserve utilized in nine months ended September 30, 2003	(2,098)	(274)	(2,372)

Balance at September 30, 2003	$564	$356	$920

     On August 8, 2002, the Company announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, the Company intended to reduce its workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for Company operations and $2.0 million of employee severance and other related expenses. In March 2003, based on a review of current operations, the decision was made to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a $1.2 million reversal of the restructuring accrual as of March 31, 2003, and a corresponding reduction of restructuring expense for the three months then ended. Such reversal was comprised of expected employee costs of approximately $0.8 million and expected facilities expenses of approximately $0.4 million. In June 2003, the Company recorded an additional $40,000 in restructuring expense relating to employee severance and other related expenses in Latin America. In September 2003, the Company recorded a reduction in obligations of approximately $25,000. This reduction resulted from the following: i) a reduction of the estimate of excess facility costs of approximately $851,000 from the continued use of facilities scheduled for closure; ii) an offsetting change in estimate of approximately $955,000 resulting from the Company’s inability to sublet its excess space at certain facilities as the result of the short remaining lease term for these facilities and the slow real estate market that does not support subleasing of the facilities; iii) a reduction of approximately $46,000 in estimated property and equipment costs used in on-going operations instead of disposal; iv) a reduction in the estimated exit costs (moving, broker fees, travel, temporary labor costs) of approximately $64,000; and v) a reduction in expected employee related costs of approximately $19,000.

     The distribution of the reduction in workforce was as follows:

	Terminations	Retained	Net Reduction

Operations	6	—	6
Services	17	—	17
Research and development	53	—	53
Sales and marketing	22	8	14

	Terminations	Retained	Net Reduction

General and administrative	11	1	10

Total	109	9	100

     As of September 30, 2003, the Company had incurred costs totaling $2.3 million related to this restructuring accrual which required $2.3 million in cash expenditures. The remaining reserve related to this restructuring is approximately $1.1 million, and is included in accrued liabilities as of September 30, 2003.

     The following table lists the components of the August 2002 restructuring reserve for the nine month periods ended September 30, 2003 (in thousands):

	Employee	Excess
	Costs	Facilities	Total

Balance at December 31, 2002	$1,122	$2,156	$3,278
Net change in estimate recorded as a reduction of restructuring expense	(848)	(400)	(1,248)
Reserve utilized in nine months ended September 30, 2003	(204)	(771)	(975)

Balance at September 30, 2003	$70	$985	$1,055

     On August 3, 2000, the Company announced a restructuring of its operations designed to re-focus on its core business functions and reduce operating expenses. In connection with the restructuring, the Company reduced its workforce by approximately 20% and made provisions for reductions in office space, related overhead expenses, and the write down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge included approximately $3.0 million of estimated expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional services and an $800,000 settlement to Verity for a software license that the Company does not plan to use. In September 2002, based on a review of its continuing obligations associated with the original restructuring charge, the Company recorded a reduction in estimate for facilities of approximately $521,000 and an increase in estimate for other charges of approximately $249,000. In June 2003, the Company recorded a further reduction in the estimate for facilities of approximately $65,000 and in the estimate for equipment of approximately $15,000. In September 2003, the Company recorded an additional increase in the estimate of other expenses of approximately $3,000. As of September 30, 2003, total cash expenditures incurred with respect to this restructuring reserve were $5.2 million and the reserve for this restructuring has been fully utilized.

     The following table lists the components of the August 2000 restructuring reserve for the nine month period ended September 30, 2003 (in thousands):

	Excess
	Facilities	Other	Total

Balance at December 31, 2002	$88	$119	$207
Net change in estimate recorded as a reduction of restructuring expense	(65)	(12)	(77)
Reserve utilized in nine months ended September 30, 2003	(23)	(107)	(130)

Balance at September 30, 2003	$—	$—	$—

     In the fourth quarter of 1999, following the acquisitions of Wall Data, Incorporated and Simware Inc., the Company initiated a plan to restructure its worldwide operations in order to integrate the operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The restructuring charge included approximately $1.9 million of estimated expenses for facilities-related charges associated with the consolidation of redundant operations, $1.4 million of employee-related expenses for employee terminations and $0.5 million for legal, accounting and other. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of approximately $3.6 million, which the Company expected to be funded from internal operations. In 2002, in connection with a review of its obligations for facilities, the Company recorded a reduction in the estimated expenses of approximately $128,000. In the six month period ended June 30, 2003, based on a review of its continuing facilities obligations, the Company recorded a $157,000 increase in the restructuring reserve with a corresponding increase of restructuring expense. As of September 30, 2003, total cash expenditures incurred with respect to this restructuring reserve were approximately $3.7 million. The remaining reserve is approximately $0.1 million, and is included in accrued liabilities as of September 30, 2003.

     The following table lists the components of the restructuring reserve for the nine month period ended September 30, 2003 (in thousands):

Excess
Facilities

Balance at December 31, 2002	$435
Change in estimate recorded to restructuring expense	157
Reserve utilized in nine months ended September 30, 2003	(443)

Balance at September 30, 2003	$149

     In August 1998, following the acquisition of FTP Software Inc., the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. Additionally, prior to the acquisition, FTP had recorded a restructuring charge. The Company assumed the remaining restructuring liability of $9.7 million as of the date of the acquisition for a total restructuring liability of $16.7 million. In 2002, based on a review of all obligations, the Company recorded an increase in this reserve, primarily for facilities expense of approximately $691,000. In the six month period ended June 30, 2003, based on a review of its continuing facilities obligations, the Company recorded a $295,000 reduction in the restructuring reserve with a corresponding reduction of restructuring expense. No adjustments other than payments of facilities expenses were recorded in the three month period ended September 30, 2003. The remaining reserve related to this restructuring at September 30, 2003 is approximately $0.3 million and is included in accrued liabilities.

     The following table lists the components of the FTP restructuring reserve for the nine month period ended September 30, 2003 (in thousands):

Excess
Facilities

Balance at December 31, 2002	$673
Change in estimate recorded as a reduction of restructuring expense	(295)
Reserve utilized in nine months ended September 30, 2003	(90)

Balance at September 30, 2003	$288

5. Commitments and contingencies

Legal proceedings

     On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company and its affiliates Network Software Associates, Inc., or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. Mr. Fisher purported to file the action on behalf of himself and the United States federal government. NetManage acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Kenneth Fisher, as relator, on behalf of himself and the government. NetManage, and its affiliates, first learned of the action when the Company was served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss the Company from this action, without prejudice, in exchange for an agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

     On January 31, 2002, on an order of the court granting in part and denying in part defendant’s motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint, or Second Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Complaint, Mr. Fisher filed a Third Amended Complaint, or complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the complaint alleges that from 1993 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2). In addition, the complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by working to fraudulently continue NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division and by getting fraudulent claims allowed and paid by virtue of the alleged fraudulent Section 8(a) status, in violation of 31 U.S.C. § 3729 (a) (3). NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. According to the earlier amended complaint (although not alleged in the current complaint), Mr. Fisher’s theory was that the liabilities of NSA and NetSoft, including alleged liability in this suit, passed to NetManage. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. The Company and its affiliates, dispute Mr. Fisher’s allegations and discovery is presently continuing in this matter. The Company has insufficient information at this time to estimate the possible loss, if any, which might result from this lawsuit.

     In addition, the Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Leases

     Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The company does not have any capital leases. As of September 30, 2003, future minimum rental and lease payments, net of any sublease income, under non-cancelable operating leases are as follows:

	Amount of Commitment Expiration Per Period (in thousands)

		Less than 1
	Total	year	2 to 3 years	4 to 5 years	After 5 years

Operating leases	$7,488	$3,255	$981	$1,253	$1,999

Other

     As an element of its standard commercial terms, the Company includes an indemnification clause in its software licensing agreements that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement by the Company’s software. The Company’s indemnification limitation is the cost to defend any third party claim brought against our customers and to the maximum a refund of the purchase price. The Company licenses software on a perpetual basis.

6. Segment information

     The Company operates in two market segments: Host Access and Host Integration. The Company’s Chief Executive Officer evaluates these market segments at the sales and bookings level.

     The Company’s Host Access product line is designed to provide the technology to make the connection between personal computers and large corporate computers possible. These products are designed to leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Host Integration product line is designed to provide the technology to allow customers to leverage the investment they have in existing host-based systems, applications and business processes for new web-based presentations, applications, and solutions. These two product lines have similar economic characteristics and are similar with respect to the nature of the products, the nature of the production processes, the type of customer that the products are sold to and the methods used to distribute the products. Net revenues for the Host Access and Host Integration product lines was as follows for the three and nine month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Host Access	$11,049	$13,704	$34,348	$47,150
Host Integration	328	250	3,019	2,018

Total	$11,377	$13,954	$37,367	$49,168

7. Restatement of financial statements

     Subsequent to the issuance of the Company’s interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2002, management determined that the accounting treatment was inappropriate for certain transactions, and that the following adjustments were required (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2002	2002
Total net revenues:
As previously reported	$14,093	$49,365
Correction for rebate expense previously recorded as a selling expense	(139)	(319)
Release of excess returns reserves	—	122

As restated	$13,954	$49,168

Cost of revenues
As previously reported*	$2,514	$8,360
Decrease in amortization expense associated with purchase price adjustments recorded in 2000 for developed technology with respect to the acquisition of Wall Data	(12)	(38)

As restated	$2,502	$8,322

Sales and marketing
As previously reported	$8,448	$28,234
Correction for rebate expense charged against net revenues	(139)	(319)
Correction for rebate expense charged against reserves	—	(101)
Adjustments for sales meeting expense held in the first quarter of 2002	(65)	98
Decrease in commission expenses charged in 2002 that should have been expensed in 2001	—	(216)
Other miscellaneous expense adjustments	—	(1)

As restated	$8,244	$27,695

Amortization of intangible assets
As previously reported*	$219	$656
Purchase price adjustments recorded in 2000 with respect to the acquisition of Wall Data	(18)	(51)

As restated	$201	$605

Interest income and other, net
As previously reported	$69	$272
Other miscellaneous expense adjustments	—	(1)

As restated	$69	$271

Provision for income taxes
As previously reported	$160	$361
Increase in the quarterly income tax provision to account for the utilization of pre-acquisition net operating losses and tax credits of Simware which had been previously recognized as a reduction of the provision for income taxes instead of a reduction of goodwill and intangibles.	170	556

As restated	$330	$917

Net loss
As previously reported	$(11,265)	$(15,527)

As restated	$(11,340)	$(15,653)

Net loss per share — basic and diluted
As previously reported	$(1.27)	$(1.73)
As restated	$(1.28)	$(1.74)
Weighted average common shares — basic and diluted	8,878	8,980

(*)  reflects certain reclassifications to conform to the current period presentation

     As a result of the adjustments described above, the accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2002 have been restated to reflect the correction of the matters as described above.

     A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2002	2002	2002

	(As previously		(As previously
	reported*)	(As restated)	reported*)	(As restated)
Statement of Operations Data:
Total net revenues	$14,093	$13,954	$49,365	$49,168
Cost of revenues	2,514	2,502	8,360	8,322
Gross margin	11,579	11,452	41,005	40,846
Sales and marketing	8,448	8,244	28,234	27,695
Amortization of intangible assets	219	201	656	605
Interest income and other, net	69	69	272	271
Provision for income taxes	160	330	361	917
Net loss	(11,265)	(11,340)	(15,527)	(15,653)
Net loss per share — basic and diluted	(1.27)	(1.28)	(1.73)	(1.74)

(*) Reflects certain reclassifications to conform to the current period presentation.

8. Related party transactions

     On May 28, 2003, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison (a member of the Company’s Board of Directors), pursuant to which Dr. Harrison will receive compensation in consideration for consultancy and advisory services he is providing the Company over a two year period. The terms of the agreement require the Company to pay Dr. Harrison a fixed fee of $138,000 per year and a one time grant to Dr. Harrison of an option to purchase 146,800 shares of the Company’s common stock, at an exercise price of $1.92 per share (which represents the quoted market price of the stock at the date of grant). The option vests on a monthly basis over the two year term of the agreement. The option expires five years from the date of issuance. The fair value of the option was determined using the Black-Scholes option pricing model with the following assumptions: stock price $2.95 - $4.00; no dividends; risk free interest rate of 2.00% - 2.41%; volatility of 63% - 90%; and a contractual life of five years. The fair value of the option is subject to change over the vesting period of the option based on changes in the underlying assumptions (variable award accounting). Through September 30, 2003 the Company had recorded approximately $67,000 in compensation expense under this agreement, based on the aggregate fair value of $402,000. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003.

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

Overview

     We have operations worldwide with sales offices located in the United States, Europe, Canada, and Israel. We develop and market software and service solutions that are designed to enable our customers to access and leverage the considerable investment they have in their host-based business applications, processes and data. Our business is primarily focused on providing a broad spectrum of specific personal computer and network or application server-based software and tools. These products are designed to allow our customers to access and use their mission-critical line-of-business host applications and resources; to publish information from existing host systems in a web presentation, particularly to new users, via the Internet; to create new web-based applications that leverage their existing business processes and applications; and, to ensure the continued operation of these solutions through the incorporation and deployment of innovative, real-time, Internet-based support solutions.

     Our business is targeted at taking advantage of the trend of many major corporations worldwide to adopt Web-based business processes, Business-to-Business, or B2B, or Business-to-Consumer, or B2C, initiatives. In this market, we aim to enable our customers to bridge between their existing access systems and technologies, Business-to-Employee, or B2E processes, and those required to compete in the B2B and B2C marketplaces. The corporate resources internal to the organization, those behind existing B2E solutions, are the basis of any eBusiness transformation for an existing company. Alongside these solutions, we are focused on providing products that are designed to allow existing corporate business processes to be extended to external users, and products that are designed to allow new business processes to be created in support of corporate eBusiness B2B and B2C initiatives. We also focus on taking advantage of major current industry trends: the expansion of the Internet and its adoption as the eCommerce and eBusiness infrastructure; the continued mobilization of personal computer users and the adoption of mobile information access and display devices; and the availability of broader access to corporate data and information for people internal and external to an organization.

     We develop and market these software solutions to allow our customers to access and leverage applications, business processes and data on International Business Machines Corporation (IBM) corporate mainframe computers and compatibles, IBM midrange computers such as iSeries (formerly AS/400), and on UNIX based servers. We provide professional support, maintenance, and technical consultancy services to our customers in association with the products we develop and market.

     Our principal products are compatible with Microsoft Windows Sever 2003, Windows XP, Windows 2000, Windows NT, Windows 98, Windows 95, and Windows 3.x operating systems, on IBM operating systems, Novell, Inc. operating systems and various implementations of the industry standard UNIX operating system such as IBM’s AIX, Hewlett-Packard Company’s HP/UX, Sun Microsystems Inc.’s Solaris, and the open source Linux system.

     We have a range of host access, publishing and integration products. Our Host Access products are designed to provide the applications and solutions that allow end-user devices, including personal computers, and devices running web browsers, to communicate with large centralized corporate computer systems. Our Host Access products are sold under the brand name of RUMBA® for client-side solutions. We also sell Host Access solutions under the OnWeb® brand name that deliver connectivity for web browser users without requiring software on the user’s device other than the browser, collectively known as “zero footprint” solutions. Our Host Integration products provide server-side solutions that are designed to allow the integration of multiple host applications and business processes to create new applications for the web. These products also allow our customers to integrate existing legacy applications with new platform solutions such as those built using Microsoft’s .NET Framework, IBM’s WebSphere, or BEA’s WebLogic.

     In order to ensure that our product line is as simple as possible for our customers to understand, and to ensure that purchasing decisions with respect to NetManage products are as straightforward as possible, in the first quarter of 2003 we revised and updated our product packaging and market messaging. We believe that different solutions can converge to provide new and extended value from host applications. Because our customers require a suite of solutions to address the spectrum of needs that they have, we have broadened the market promotion of the Rumba and OnWeb products to our NetManage Host Access Platform (HAP). The Host Access Platform ties together the NetManage Rumba desktop host access technologies and our server-based OnWeb solution for access, presentation, and integration services. As a result, customers can extend host applications to support new Web-based business initiatives, consolidate and integrate host-based information, and operate normal business processes as they migrate to packaged applications using a variety of Web services.

Results of operations

     During the past several years, we have implemented a number of initiatives designed to control costs and reduce operating expenses, including the discontinuance of several low revenue-generating products and the implementation of worldwide restructurings of our operations.

     For the nine month period ended September 30, 2003, we continued to experience a reduction in revenues, which we believe relate to the continuing depressed North American and European economies. Customers, because of uncertainties within their own businesses, have postponed or canceled decisions to purchase technology. We do not anticipate any improvements in the current business environment through the remainder of 2003 and into 2004. Therefore, we felt it was necessary to refocus our operations and reduce our operating expenses to bring them more in line with our revised anticipated revenue levels. On January 31, 2003, NetManage announced a restructuring of its operations designed to meet those goals. As part of the restructuring, NetManage reduced its workforce in excess of 30% and has recorded a $3.3 million charge to operating expenses as of September 30, 2003, consisting of approximately $0.6 million of expenses related to leased facilities no longer needed for the Company’s operations and $2.7 million of employee severance and other related expenses (See Note 4 to Financial Statements- Restructuring of operations).

     On August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of this restructuring, we intended to reduce our workforce by approximately 20% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations and $2.0 million of employee severance and other related expenses for employee terminations. In March 2003, based on a review of current operations, we decided to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a $1.2 million reversal of the restructuring accrual as of March 31, 2003, and a corresponding reduction of restructuring expense for the three months then ended. Such reversal was comprised of expected employee costs of approximately $0.8 million and expected facilities expenses of approximately $0.4 million. In June 2003, NetManage recorded an additional $40,000 in restructuring expense relating to employee termination costs in Latin America. In September 2003, the Company recorded a reduction in obligations of approximately $25,000 associated with the August 2002 restructuring. The reduction resulted from the following: (i) a reduction of facility costs of approximately $851,000 from the continued use of facilities scheduled for closure; (ii) an offsetting change in estimate of approximately $955,000 resulting from the Company’s inability to sublet its excess space as a result of the short remaining lease term for these facilities and the slow real estate market that does not support subleasing of the facilities; (iii) a reduction of approximately $46,000 in estimated property, plant, and equipment costs used in on-going operations instead of being disposed; (iv) a reduction in the estimated exit costs (moving, broker fees, travel, temporary labor costs) of approximately $64,000, and ; (v) a reduction in expected employee related costs of approximately $19,000.

     We initiated restructuring plans as a result of our acquisitions of Wall Data, Simware, and Aqueduct Software, Inc, including a $5.6 million restructuring plan announced on August 3, 2000. As part of the restructuring, we reduced our workforce by approximately 20%, consisting mostly of Engineering and Customer Support personnel who were focused primarily on our older technologies, predominantly acquired through the Wall Data and FTP acquisitions. With the reduction in personnel, knowledge levels with respect to certain products and our ability to enhance and expand products acquired from Wall Data and FTP was reduced, thus impacting future expected revenues from these product families. In connection with the restructuring, we made provisions for reductions in office space, related overhead expenses, and the write-down of certain assets. The total amount of the restructuring charge was $5.6 million. The restructuring charge includes approximately $3.0 million of expenses for facilities-related charges, $1.6 million of employee-related expenses for employee terminations, approximately $200,000 in other equipment and professional service costs, and an $800,000 settlement to Verity for a software license. In September 2002, based on a review of our continuing obligations associated with the original restructuring charge, we recorded a reduction in estimate for facilities of approximately $521,000 and an increase in estimate for other charges of approximately $249,000. In June 2003, we recorded a further reduction in the estimate for facilities of approximately $65,000 and in the estimate for equipment of approximately $15,000. In September 2003, we recorded an increase in reserves of approximately $3,000 for professional/legal expenses. All expenses associated with this restructuring event have now been captured and there is no remaining balance of this restructuring obligation as of September 30, 2003. (See Note 4 to Financial Statements — Restructuring of operations).

     Since the latter half of 2000 and through the third quarter of 2001 incoming orders did not begin to increase until the fourth quarter of 2001. The slowdown in the North American economy, as well as the events associated with the September 11, 2001 disaster, influenced customers’ willingness to place new orders for our products. We experienced significant revenue reduction in each quarter of 2002, compared to the same quarter of the previous year. In some cases, customers chose to reduce the number of desktop units at the time of annual maintenance renewal to reflect a reduction-in-force at their facilities, or they continued to postpone buying decisions due to budget constraints. Our second quarter 2003 revenues were approximately 27% less than the amount recorded in the second quarter of 2002. Our third quarter revenues of 2003 were approximately 19% less than the amount recorded in the third quarter of 2002 and less than the amount recorded in the second quarter of 2003. There can be no assurance that revenues will increase at all in future periods, but we are encouraged about recent positive changes to the North America economy.

     Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Our operating expense levels are based, in part, on our expectation of future revenues and, to a large extent, are fixed. In the third quarter of 2003, operating expenses, excluding restructuring charges, continued to decline when compared to the first and second quarters of 2003 and the third quarter of 2002, and may fluctuate as a percentage of net revenues as we develop and introduce new products.

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

Three and nine months ended September 30, 2003 compared to September 30, 2002 (dollars in millions):

	Three months ended September 30,

	2003	2002	Change

		(As restated)
Net revenues
License fees	$4.0	$5.3	$(1.3)	-25%
Services	7.4	8.7	(1.3)	-15%

Total net revenues	11.4	14.0	(2.6)	-19%
As a percentage of net revenues:
License fees	35.1%	37.9%
Services	64.9%	62.1%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$3.7	$5.0	$(1.3)	-26%
Gross margin - service	6.3	7.1	(0.8)	-11%
Gross margin - amortization of developed technology	(0.3)	(0.6)	0.3	50%

Total gross margin	$9.7	$11.5	$(1.8)	-16%
As a percentage of net revenue
Gross margin - license fees	32.5%	35.7%
Gross margin - service	55.3%	50.6%
Gross margin - amortization of developed technology	-2.6%	-4.3%

Total gross margin	85.2%	82.0%
Research and development	$1.8	$3.1	$(1.3)	-42%
As a percentage of net revenue	15.8%	22.1%
Sales and marketing	$5.8	$8.3	$(2.5)	-30%
As a percentage of net revenue	50.9%	59.3%
General and administrative	$3.0	$3.7	$(0.7)	-19%
As a percentage of net revenue	26.3%	26.4%
Restructuring charge, net	$0.3	$4.6	$(4.3)	-93%
As a percentage of net revenue	2.6%	32.9%
Amortization of intangibles	$0.2	$0.2	$—	0%
As a percentage of net revenue	1.8%	1.4%
Interest income (expense) and other, net	$(0.1)	$0.0	$(0.1)	0%
As a percentage of net revenue	-0.9%	0.7%
Loss on investment, net	$—	$(2.5)	$2.5	-100%
As a percentage of net revenue	0.0%	-17.9%
Foreign currency transaction losses	$(0.4)	$(0.1)	$(0.3)	300%
As a percentage of net revenue	-3.5%	-0.7%
Provision for income taxes	$—	$0.3	$(0.3)	-100%
Effective tax rate	0.0%	2.1%
Net loss	$(1.9)	$(11.3)	$9.4	83%
As a percentage of net revenue	-16.7%	-80.7%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine months ended September 30,

	2003	2002	Change

	(As restated)
Net revenues
License fees	$14.3	$23.4	$(9.1)	-39%
Services	23.1	25.8	(2.7)	-10%

Total net revenues	37.4	49.2	(11.8)	-24%
As a percentage of net revenues:
License fees	38.2%	47.6%
Services	61.8%	52.4%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$12.9	$21.6	$(8.7)	-40%
Gross margin – service	19.5	20.9	(1.4)	-7%
Gross margin - amortization of developed technology	(1.0)	(1.7)	0.7	-41%

Total gross margin	$31.4	$40.8	$(9.4)	-23%
As a percentage of net revenue
Gross margin - license fees	34.5%	43.9%
Gross margin - service	52.1%	42.5%
Gross margin - amortization of developed technology	-2.7%	-3.5%

Total gross margin	83.9%	82.9%
Research and development	$6.5	$10.3	$(3.8)	-37%
As a percentage of net revenue	17.4%	20.9%
Sales and marketing	$19.5	$27.7	$(8.2)	-30%
As a percentage of net revenue	52.1%	56.3%
General and administrative	$8.7	$8.7	$0.0	0%
As a percentage of net revenue	23.3%	17.7%
Restructuring charge, net	$1.8	$4.6	$(2.8)	-61%
As a percentage of net revenue	4.8%	9.3%
Amortization of intangibles	$0.4	$0.6	$(0.2)	-33%
As a percentage of net revenue	1.1%	1.2%
Interest income and other, net	$—	$0.2	$(0.2)	-100%
As a percentage of net revenue	0.0%	0.4%
Loss on investment, net	$—	$(2.5)	$2.5	-100%
As a percentage of net revenue	0.0%	-5.1%
Foreign currency transaction gains (losses)	$0.5	$(1.4)	$1.9	-136%
As a percentage of net revenue	1.3%	-2.8%
Provision (benefit) for income taxes	$(0.3)	$0.9	$(1.2)	-133%
Effective tax rate	-0.8%	1.8%
Net loss	$(4.8)	$(15.7)	$10.9	69%
As a percentage of net revenue	-12.8%	-31.9%

Net revenues

     Our revenues are derived from the sale of software licenses and related services, which include maintenance and support, consulting and training services. License fees are earned under software license agreements with end-users and resellers and are generally recognized as revenue upon shipment of the software if collection of the resulting receivable is probable, the fee is fixed and determinable and vendor-specific objective evidence exists to allocate the total fee to all undelivered elements of the arrangement. Certain of our sales are made to domestic distributors under agreements allowing right-of-return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. Our international distributors do not have return rights and, as such, we generally recognize sales to international distributors upon shipment, if all other revenue recognition criteria have been met.

     Services revenues are derived from software updates for existing software products, user documentation and technical support, generally under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If the services are included in the initial licensing fee, the fair value of the services is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and subsequently recognized when the services are performed, and the collection is deemed probable.

     License fees decreased $1.3 million and $9.1 million, and services revenues decreased $1.3 million and $2.7 million, respectively, for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002. Total net revenues for the three and nine month periods ended September 30, 2003 decreased $2.6 million and $11.8 million, respectively, from those recorded in the three and nine month periods ended September 30, 2002. We believe these decreases result primarily from customer decisions to cancel or postpone purchases of our products, due to the sluggish North American and European economies, competitive pressures on our average selling prices, and financial pressures experienced by our customers and targeted customers.

     We have operations worldwide with sales offices located in the United States, Europe, Canada and support and R&D facilities in Canada and Israel. Revenues outside of the United States and Canada as a percentage of total net revenues were approximately 29% and 28% for the three months ended September 30, 2003 and 2002, respectively, and 28% for each of the nine month periods ended September 30, 2003 and 2002.

     There were no customers that accounted for more than 10% of consolidated revenues in each of the three and nine month periods ended September 30, 2003 and 2002.

Gross margin

     Gross margin increased as a percentage of net revenues to 85% from 82%, for the three months ended September 30, 2003, compared to September 30, 2002 and to 84% from 83% for the nine months ended September 30, 2003, compared to September 30, 2002. Cost of revenues decreased for the three and nine month periods ended September 30, 2003 by $0.9 million and $2.4 million, respectively, as compared to the three and nine month periods ended September 30, 2002. Cost of revenues declined in the third quarter of 2003 compared to the second quarter of 2003 primarily as a result of a reduction in headcount in our operations group and a VAT refund of approximately $50,000 received in the quarter. Cost of revenues includes all direct expenses associated with both license and service revenues as well as the amortization of developed technology purchased through our acquisition of Wall Data and Simware.

     Cost of license revenues primarily includes costs associated with order processing, product packaging, documentation and software duplication, amortization and write-down of acquired technology, and royalties paid to third parties for licensed software incorporated into our products. Cost of service revenues includes costs associated with both consulting and customer service, and consists primarily of salaries and commissions, benefits, travel, and occupancy expenses.

     Cost of revenues for license fees, as a percentage of net license revenues, were 6.9% and 9.5% respectively for the three and nine month periods ended September 30, 2003 compared to 7.1% and 7.5% for the same periods in 2002, and declined in dollar amounts of $0.1 million and $0.4 million, respectively, for both the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002. The decrease was a result of a reduction in headcount of 8 full-time employees in operations from the third quarter of 2002 compared to the third quarter of 2003, and continuing cost reduction efforts.

     Cost of revenues for services decreased to 14.5% and 15.5% respectively as a percentage of net services revenues for the three and nine month periods ended September 30, 2003 compared to 18.1% and 18.9% for the same periods in 2002 and declined in dollar amounts of $0.5 million and $1.3 million, respectively, for both the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002. The decline in cost of revenue for services primarily resulted from a reduction in headcount of 14 full-time employees in customer service and consulting from the third quarter of 2002 to the third quarter of 2003 and the ongoing cost reduction efforts in 2002 and 2003. This was offset in part by a reduction in services revenues of $1.2 million and $2.7 million for the three and nine month periods ended September 30, 2003, respectively.

     Amortization of developed technology consists of developed software capitalized in our acquisitions and is amortized using the straight-line method over the useful life, generally five years. Beginning in 2003, we revised the classification of amortization of developed technology from operating expenses to cost of revenue. The revision in expense classification has been applied to all periods presented. Amortization decreased for the three and nine month periods ended September 30, 2003, by approximately $0.3 million and $0.7 million, respectively, compared to the same periods in 2002 due to the reduction of the carrying mount of developed technology resulting from the utilization of pre-acquisition ITC credits from the acquisition of Simware. Current tax accounting requires the utilization of the ITC credits first be applied against any remaining intangible assets resulting from the acquisition of Simware before applying the credits to our tax provision.

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

Research and development

     Research and development, or R&D, expenses primarily consist of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R&D expenses decreased in dollar amounts and as a percentage of net revenues for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002, primarily as a result of a reduction in headcount of 39 full-time employees, and the ongoing cost reduction efforts in 2003 and 2002.

     Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established, which we categorize as a working model and beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors; including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in either of the three or nine month periods ended September 30, 2003 or September 30, 2002.

Sales and marketing

     Sales and marketing expenses consist primarily of the salaries of sales and marketing personnel, commissions, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased in dollar amounts and as a percentage of net revenues for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002, primarily due to a reduction in headcount of 54 full-time sales employees and support staff from the third quarter of 2002 to the third quarter of 2003 and our ongoing cost reduction efforts in 2002 and 2003. Sales and marketing expenses for the three and nine month periods ended September 30, 2003 also include an allocation of approximately $111,000 and $334,000, respectively, for a Company sales incentive goal for 2003. An additional $139,000 and $416,000 related to this sales incentive is included in other functional areas for the three and nine month periods ended September 30, 2003, respectively. We anticipate the total expense for this sales incentive, if achieved, to approximate $1.0 million for the year ending December 31, 2003.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits, accounting, operating, legal, and proportionate shares of occupancy and IT expenses for our human resources, legal, finance and general management functions. General and administrative expenses decreased in the third quarter to $3.0 million from $3.7 million in the same period in 2002, and were comparable as a percentage of net revenues for the three month period ended September 30, 2003 as compared to the same periods in 2002. General and administrative expenses increased as a percentage of net revenues for the nine month period ended September 30, 2003, as compared to the same period in 2002. This increase in percentage of net revenues is attributable to the decrease in net revenues over the same period of time. The primary reason for the decrease in general and administrative expenses was the reduction of 22 full-time general and administrative employees from the third quarter of 2002 to the third quarter of 2003, our continuing cost reduction efforts, and a VAT refund in France, offset in part by higher legal expenses.

Interest income (expense) and other, net

     Interest income (expense) and other, net for the three and nine month periods ended September 30, 2003 and 2002, respectively, are comprised of the following table:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income:
On cash and investments	$39	$72	$160	$268
On tax refunds	—	—	—	2
Interest expense	(148)	(3)	(148)	(25)
Other income (expense)	—	—	(1)	26

Total	$(109)	$69	$11	$271

     The reduction in earned interest results from a reduction of our cash balances, and approximately 26% lower effective annual interest rates during the nine month period ended September 30, 2003 as compared to the same period in 2002.

     For the three and nine month periods ended September 30, 2002 interest income of $2,000 was related to an income tax refund. For the same periods in 2003, the Company did not record any interest income on tax refunds.

     Interest expense of $148,000 in the third quarter of 2003 resulted from a VAT assessment in France relating to the 1997 and 1998 fiscal years.

     Transaction gains and losses from foreign currency activity exclude activity flowing through our inter-company accounts (see below).

Foreign currency transaction gains (losses)

     For the three and nine month periods ended September 30, 2003, we recorded a transaction loss of approximately $0.4 million and a net transaction gain of $0.5 million, respectively. For the three and nine month periods ended September 30, 2002, we recorded transaction losses of approximately $0.1 million and $1.4 million, respectively. These transaction gains and losses are attributable to fluctuations related primarily to the Israeli Shekel. For the three and nine month periods ended September 30, 2003 and 2002, the relationship of the Israeli Shekel to the Euro and to the USD was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

USD % Change	2.4%	0.4%	-6.3%	10.2%
Euro % Change	3.8%	0.8%	3.7%	22.0%

     In those periods where the foreign currency change is positive, we recorded a transaction loss related to fluctuations related primarily to the Israeli Shekel. Conversely, in those periods where the foreign currency change is negative, we recorded a transaction gain.

Provision for income taxes

     Our effective tax rate for 2003 is less than 1% due to our current tax loss position. Income taxes primarily include international withholding taxes and state taxes. The income tax provision of $4,000 for the quarter ended September 30, 2003 resulted primarily from an international tax benefit of $134,000 (consisting of French tax refunds of $142,000 net of international tax expense of

$8,000), and U.S. state tax expense of $138,000. The income tax benefit of $297,000 for the nine months ended September 30, 2003 resulted primarily from tax refunds in Germany and France of $481,000 and $142,000, respectively, net of international tax expense of $180,000, and U.S. state tax expense of $146,000. The income tax provision of $330,000 for the three months ended September 30, 2002 resulted primarily from international tax expense of $254,000 and U.S. state tax expense of $76,000. The income tax provision of $917,000 for the nine months ended September 30, 2002 resulted primarily from international tax expense of $939,000, net of U.S. state tax benefits of $22,000.

Liquidity and capital resources

September 30,
(In millions)	2003

Consists of:
Cash and cash equivalents	$21.6
Short-term investments	0.2
For the nine month period:
Net cash used in operating activities	(1.6)
Net cash used in investing activities	(0.5)
Net cash used in financing activities	(0.1)

     Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary stock offerings and preferred stock issuances, from which we derived aggregated net proceeds of approximately $72.5 million. We do not have a bank line of credit.

     Our aggregate cash, cash equivalents and short-term investments decreased from $24.1 million as of December 31, 2002 to $21.8 million as of September 30, 2003. The decrease from operating activities, resulted primarily from the net loss, the reduction in accounts payable, accrued liabilities, payroll and payroll-related expenses, deferred revenues, and long-term liabilities, offset in part by the reduction in accounts receivable and the increase in income taxes payable.

     Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any material commitments with regard to future capital expenditures at this time.

     Net cash used in financing activities in the three and nine month periods ended September 30, 2003 reflects our repurchase of our common stock in the first quarter of 2003, offset by proceeds from the sale of common stock through our Employee Stock Purchase Plan.

     Our Board of Directors has authorized the purchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. During the three months ended September 30, 2003, we did not repurchase any shares of our common stock. For the nine month period ended September 30, 2003, we repurchased 71,932 shares of our common stock at an average price of $2.44 per share for a total cost of approximately $175,456. Cumulatively as of September 30, 2003, we have repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for an approximate total cost of $20.8 million.

     At September 30, 2003, we had working capital of $6.0 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We do not use off balance sheet financing arrangements as a source of liquidity or financing.

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

     On June 13, 2003, employees tendered options to purchase a total of 542,150 shares in connection with the Offer, which were cancelled under our 1992 Stock Option Plan as amended, and our 1999 Non-statutory Stock Option Plan following their exchange. Subject to the continued employment of the employees who exchanged options, replacement options are expected to be granted on or around December 16, 2003. As of September 30, 2003, the number of tendered options eligible for replacement has been reduced to 531,476 due to the termination of certain NetManage employees after June 13, 2003.

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

     In addition, our acquisitions, including past acquisitions, of complementary businesses, products or technologies may cause fluctuations in our operating results due to in-process research and development charges, and the amortization of acquired intangible assets.

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

     We had a net loss from operations of approximately $22.0 million for the year ended December 31, 2002. We have not been profitable in the first three quarters of 2003 and have not achieved profitability on an annual basis since 1995, and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, price competition may make it difficult for us to achieve profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We expect prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our revenues or to maintain our prices and profit margins. We need to significantly increase our sales volume and/or reduce our costs to be profitable in future periods. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. This could occur despite our efforts to introduce and enhance our existing products.

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

     We have very limited experience in acquiring or making investments in companies, technologies or services. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make additional acquisitions in the future if we determine that an acquisition would further our corporate strategy. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel from the acquired business. However, the key personnel of the acquired business may decide not to work for us. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business as we did in the third quarter of 2000 and the fourth quarter of 2002. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect us, or that any such acquisition will be successful in enhancing our business. If any acquisitions are effected through the issuance of stock, our shareholders may suffer dilution and any cash used would weaken our balance sheet.

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

     The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, price erosion, changes in customers’ needs and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our market. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplace including the proliferation of Microsoft Windows client server technology, and the continued implementation of web-based access to corporate mainframe and midrange computer systems. Our software products compete with major computer system, and software vendors, including Microsoft, IBM, and Sun Microsystems, Inc., as well as software companies such as Jacada Ltd, Seagull, Hummingbird Communications Ltd, Attachmate Corporation, and WRQ, Inc.

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

     Furthermore, our competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of our products. These developments may adversely affect sales of our products either by directly affecting customer-purchasing decisions or by causing potential customers to delay purchases of our products. We have products, which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on our business, financial condition or results of operations.

If we fail to manage technological change, respond to consumer demands or evolving industry standards or if we fail to enhance our products’ interoperability with the products of our customers, demand for our products will decrease and our business will suffer.

     From time to time many of our customers have delayed purchase decisions due to the confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve our position in our industry, we must successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. Occasionally, we have experienced difficulty in developing and introducing new products and enhancing existing products in a manner that satisfies customer requirements and changing market demands. Any further failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition, and results of operations. The failure to develop products or product enhancements incorporating new functionality on a timely basis could cause customers to delay the purchase of our current products or cause customers to purchase products from our competitors. We may not be successful in developing new products or enhancing our existing products on a timely basis, and any new products or product enhancements developed by us may not achieve market acceptance. In addition, we incorporate software and other technologies owned by third parties into certain of our products and as a result, we are dependent upon the ability of these parties to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes.

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

     We derived approximately 29% and 28% of our net revenues from sales outside of North America (United States and Canada) during the three and nine month periods ended September 30, 2003, respectively. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

     As of September 30, 2003, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 1.5 million shares, or approximately 17.4% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our stock option plan, our stockholder rights plan, and our certificate of incorporation and bylaws make changes of control difficult even if they would be beneficial to stockholders.

     Our 1992 Stock Option Plan and our 1999 Nonstatutory Stock Option Plan currently provide that, in the event of a change of control of NetManage, all options outstanding under those plans would become fully vested and exercisable for at least 10 days prior to the consummation of such a change of control transaction. This acceleration of vesting provisions may have the effect of deterring or reducing the price that a potential acquirer would be willing to pay to acquire NetManage.

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

     As of the end of the period covered by this filing, we performed an evaluation under the supervision and with the participation of NetManage’s management, including NetManage’s Chief Financial Officer (CFO), of the effectiveness of the design and operation of NetManage’s disclosure controls and procedures (as defined in Rules 13a-14(c ) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended). Following that evaluation, NetManage’s management, including the CFO, concluded that based on the evaluation, the design and operation of NetManage’s disclosure controls and procedures were effective at that time.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings

     On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company and its affiliates Network Software Associates, Inc., or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. Mr. Fisher purported to file the action on behalf of himself and the United States federal government. NetManage acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Kenneth Fisher, as relator, on behalf of himself and the government. NetManage, and its affiliates, first learned of the action when the Company was served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss the Company from this action, without prejudice, in exchange for an agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

     On January 31, 2002, on an order of the court granting in part and denying in part defendant’s motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint, or Second Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Complaint, Mr. Fisher filed a Third Amended Complaint, or complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. The complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the complaint alleges that from 1993 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2). In addition, the complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by working to fraudulently continue NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division and by getting fraudulent claims allowed and paid by virtue of the alleged fraudulent Section 8(a) status, in violation of 31 U.S.C. § 3729 (a) (3). NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. According to the earlier amended complaint (although not alleged in the current complaint), Mr. Fisher’s theory was that the liabilities of NSA and NetSoft, including alleged liability in this suit, passed to NetManage. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. The Company and its affiliates, dispute Mr. Fisher’s allegations and discovery is presently continuing in this matter. The Company has insufficient information at this time to estimate the possible loss, if any, which might result from this lawsuit.

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

     On June 13, 2003, employees tendered options to purchase a total of 542,150 shares in connection with the Offer, which were cancelled under our 1992 Stock Option Plan as amended, and our 1999 Non-statutory Stock Option Plan following their exchange. Subject to the continued employment of the employees who exchanged options, replacement options are expected to be granted on or around December 16, 2003. As of September 30, 2003, the number of tendered options eligible for replacement has been reduced to 531,047 due to the termination of certain NetManage employees after June 13, 2003.

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

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

     We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the 1934 Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http:// www.sec.gov.

     On October 27, 2003, the Company filed a current report on Form 8-K, announcing its third quarter fiscal 2003 financial results for the three and nine months ended September 30, 2003. Subsequent to filing the earnings release and prior to filing this Form 10-Q, the Company determined that options granted to Dr. Harrison on May 28, 2003 for consulting services should be accounted for using the fair value based method under SFAS No. 123. The effect of accounting for the option grant under the fair value based method on the October 27, 2003 earnings release is as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

General and administrative
As reported in the earnings release	$2,891	$8,660
As reported in Form 10-Q	$2,958	$8,727
Net loss
As reported in the earnings release	$(1,790)	$(4,692)
As reported in Form 10-Q	$(1,857)	$(4,759)
Net loss per share — basic and diluted
As reported in the earnings release	$(0.21)	$(0.54)
As reported in Form 10-Q	$(0.21)	$(0.55)

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K.

1. On July 28, 2003, the Company filed a current report on Form 8-K, announcing its second quarter fiscal 2003 financial results for the three months ended June 30, 2003.

2. On October 27, 2003, the Company filed a current report on Form 8-K, announcing its third quarter fiscal 2003 financial results for the three months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC.
(Registrant)

DATE: November 13, 2003	By:	/s/ Michael Peckham

Chief Financial Officer and Senior Vice President
(On behalf of the registrant and as Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.