Form 10-K
period 2003-12-31
NETMANAGE INC
filed 2004-03-26
CIK 909793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market, was $52,268,728 as of March 15, 2004(1).

The number of shares of Common Stock outstanding as of March 15, 2004 was 8,810,607.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders for the registrant’s annual meeting of stockholders to be held on May 26, 2004, which is expected to be filed on or before April 16, 2004 with the Securities and Exchange Commission, are incorporated by reference into Part III of this report.

(1) Excludes 3,509,519 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 15, 2004. Exclusion of shares held by any person should not be construed to indicate that such persons possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant or that such person is otherwise an “affiliate” for any other purpose.

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

Item 1—Business.

General

NetManage, Inc. was incorporated in 1990 as a California corporation and we reincorporated in Delaware in 1993 in connection with our initial public offering. References in this Annual Report on Form 10-K to “NetManage,”, “the Company”, “we”, “our”, and “us” collectively refer to NetManage, Inc., a Delaware corporation, its subsidiaries and its California predecessor.

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

Our business is primarily focused on providing a broad spectrum of specific personal computer and network or application server-based software and tools. These products allow our customers to access and use their mission-critical line-of-business host applications and resources. Through a single platform approach called the Host Access Platform, or HAP, our products allow our customers to access their host applications in traditional ways through “green-screen” terminal emulation on personal computers or from within web browsers; to publish information from existing host systems in a web presentation, particularly to new users and particularly via the Internet; to create new web-based applications that leverage their existing business processes and applications; and to present existing business processes in a reusable component form, for example as Web Services, which can be consumed by new applications being built with modern application frameworks such as Microsoft’s .Net or the various Java (J2EE) environments such as IBM’s WebSphere or BEA’s WebLogic. We add value to the software and solutions we supply within our single platform. Consistency and compatibility between the various elements of this platform, the use of common technologies and tools, all allow our customers easy migration between the various host-based applications our customers have installed.

Our business is targeted at taking advantage of the trend of major corporations worldwide to adopt Business-to-Business, or B2B, or Business-to-Consumer, or B2C, initiatives and the significant drive in major corporations towards a Services Oriented Architecture, or SOA, for their future Enterprise IT architecture. Our products help enable our customers to bridge between their existing access systems and technologies (Business-to-Employee, or B2E) and those required to compete in the B2B, and B2C marketplaces or those required for the delivery of existing business processes as part of a services oriented enterprise solution. The corporate resources internal to the organization, those behind existing B2E solutions, are generally the system of record for the business and are therefore the basis of any new initiatives or applications now being considered by the enterprise marketplace both for internal use and for inter-company business-to-business communication. Alongside these solutions, we are focused on providing products that allow existing corporate business processes to be componentized and to be extended to business partners in the supply and demand chains where the new SOA has a significant role to play. We also focus on taking advantage of major current industry trends: the expansion of the Internet and its adoption as the B2B infrastructure for both medium and large enterprises; the continued mobilization of personal computer users and the adoption of mobile information access and display devices; and the availability of broader access to corporate data and information for people internal and external to an organization.

We develop and market these software solutions to allow our customers to access and leverage applications, business processes and data on IBM corporate mainframe computers, and IBM midrange computers such as AS/400 or iSeries and on UNIX-based servers. We provide professional support, maintenance, and technical consultancy services to our customers in association with the products we develop and market. We also provide professional applications and management consultation to our customers in association with the server-based products we deliver that allow customers to develop and deploy new web-based applications and to deliver existing host-based business processes in an industry standard component form to new application frameworks.

Our principal products are compatible with Microsoft, Windows .NET, Windows XP, Windows 2000, Windows NT and Windows 98, operating systems; IBM mainframe and mid-range host operating systems, Novell, Inc.’s, network operating systems and various implementations of the industry standard UNIX operating system such as IBM’s AIX, Hewlett-Packard Company’s (HP) HP/UX, Sun Microsystems, Inc.’s (Sun) SolarisTM, and the open source Linux system.

We market our range of solutions for the Host Access and Host Integration markets under our Host Access Platform (HAP) which include:

Access Services products enable end-user devices, including personal computers, to communicate with large centralized corporate computer systems and the applications that are hosted on them (PC-to-host solutions). Access Services products are marketed and sold under the brand name RUMBA.

Presentation Services products allow devices running web browsers to communicate with large centralized corporate computer systems through either software downloaded into the client browser (web-to-host solutions) or through solutions that deliver connectivity for web browser users without the requirement for software on the user’s device other than the browser itself (collectively known as “zero footprint” solutions or browser-to-host solutions). Presentation Services solutions also allow single or multiple host applications to be completely re-presented with a web look and feel so that the old “green screen” presentation is completely hidden. Presentation Services products are marketed and sold under the brand name OnWeb.

Integration Services products (framework-to-host) provide server-side solutions that allow the integration of single or multiple existing host-based business processes into reusable software components (such as Web Services, Microsoft .Net Assemblies or Enterprise Java Beans) that can be incorporated into new applications being built on the major application frameworks including .Net and J2EE. Integration Services products allow our customers to integrate existing legacy applications with new platform solutions such as those built using IBM’s WebSphere, BEA Systems’ (BEA) WebLogic or Microsoft’s .NET. Integration Services products are marketed and sold under the OnWeb brand name.

We believe our customers benefit from the fact that the underlying technology, employed by our HAP solutions, is the same.

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

We use the term internetworking to describe the technology of global connectivity. Internetworking had its origins in the Internet, a worldwide network of networks that allows communication between different organizations and locations, each with their own individual network of computers. With the rapid development of the Internet, the breadth of the connectivity industry has quickly expanded beyond proprietary-based solutions to Web-based technologies and other open protocol solutions. The application of this same internetworking technology within a company on its own computer networks is known as an intranet to distinguish it from the larger public Internet. When companies use internetworking technology for connecting to their partners (i.e. outside customers and suppliers) it is known as an extranet. An extranet is a network upon which all users are known and authenticated as opposed to the Internet where the identities of users are generally anonymous. Importantly, internetworking is comprised of many different applications which must communicate with one another, each according to its function, and which must follow certain standards or conventions to ensure interoperability.

The number and variety of applications and services that utilize the internetworking infrastructure is growing rapidly—pushed along by the Internet and corporate eBusiness initiatives. We are focused on several levels of product that utilize the internetworking infrastructure. These include traditional host access products for corporate desktops and servers, which provide users with the ability to communicate with corporate host systems; products that allow organizations to transform legacy applications into systems that can service external users, partners and customers—particularly through the Web; and development platforms that allow organizations to leverage and augment their existing Legacy applications and draw one or more existing applications, and information sources together to create new applications for new internal and external users. In addition to this, we provide products that allow access to and use of existing business processes and transactions for customers using application server development platforms such as IBM’s WebSphere, BEA’s WebLogicTM and Microsoft’s .NET. These products are referred to as “connectors” or “adaptors” and allow legacy applications to be presented as new technologies in formats such as Web Services. These products address the Host Access and Host Integration markets which over time appear to be converging as both customers and the industry call for a more integrated set of solutions.

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

For a network to function properly, all connected devices must follow rules or protocols that govern access to the network and communication with other devices. Transmission Control Protocol/Internet Protocol, or TCP/IP, is the name of the data communications protocol family that has become the de facto networking standard application because it is an open or non-proprietary protocol capable of linking disparate environments. We were one of the first software vendors to deliver the TCP/IP protocol and related applications for the Microsoft Windows platform. Selling primarily to the business user, we have promoted standards based on our implementation of TCP/IP that have been adopted by the industry at large. The most notable example is the Windows Sockets, or WinSock, interface, which is used today by a wide range of Windows internetworking software vendors including Microsoft.

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

We believe that the future adoption of SOA approaches to the overall enterprise IT architecture will drive the requirement to incorporate existing host applications as key components in the new services approach to corporate IT systems. The ability to “componentize” existing business processes in an industry standard way and deliver those components to new applications and frameworks easily and quickly will ensure that corporations get new and increased value from their existing IT assets.

Our vision is to provide the Host Access Platform, along with solutions built with that platform that greatly improve and extend the reach of existing corporate host-centric systems—regardless of what the end-user devices are and regardless of where the end-user devices are located. As we continue to deliver on our vision, we intend to support our customers in implementing B2E, B2B, and B2C business solutions and adopting SOA.

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

Our Host Access Platform products include the RUMBA and OnWeb product families. We also continue to market select UNIX connectivity products under our ViewNowTM brand. Our current products include:

RUMBA for the Desktop	Connectivity software focused on connecting PCs to IBM mainframe and iSeries systems and UNIX host systems. RUMBA provides state-of-the-art terminal and printer emulation, file sharing, and file transfer solutions.

OnWeb Web-to-Host	A browser-based product for fast deployment of host access solutions to any browser supporting ActiveX or JavaTM. OnWeb Web-to-Host can be deployed from virtually any Web server and can lower total cost of ownership by eliminating the need to configure individual desktops during initial installation and future updates. This product was formerly marketed under the Rumba brand name until the fourth quarter of 2003.

OnWeb Presentation Services	Broad, robust, and highly scalable server-based solutions designed to allow customers to leverage their existing host applications, host-based information, and host-based business processes into new presentation methods. Presentation services are designed to enable application publishing on the web, the selective combination of information from more than one back-end system resource for web presentation, and the addition of new business process or business logic to augment a company’s existing systems. Presentation services have a broad range of back-end connectors allowing access to host applications and services, a powerful optimized development environment called OnWeb Designer, and a range of information publishers allowing presentations such as HTML, WML, XML, COM, and Java Beans.

OnWeb Integration Services	Broad, robust, and highly scalable server-based solutions designed to allow customers to leverage their existing host applications, host-based information, and host-based business processes into new applications. Integration services are designed to present transactions from existing systems as programmatic objects that can be called and used by other server solutions such as those from IBM, BEA and Microsoft. Integration services have a broad range of back-end connectors allowing access to host applications and services and a powerful optimized development environment called OnWeb Designer allowing the delivery of existing host-based business processes and transactions as components such as Web Services, .Net Assemblies, Java Beans, Enterprise Java Beans, COM and MTS transactions.

ViewNow X Server and ViewNow InterDrive NFS	Connectivity software allowing PCs to share files with UNIX host systems using Network File System, or NFS, and to access and run X Windows applications on UNIX hosts.

A significant portion of our net revenues has been derived from the sale of products that provide host access, presentation and integration solutions for the Microsoft Windows environment (clients and servers), and are marketed primarily to Windows users. As a result, sales of our products might be negatively impacted by developments adverse to Microsoft’s Windows products. In addition, our strategy of developing products based on the Windows operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. We have no agreement with Microsoft giving us pre-release access to future Window products. No assurance can be given as to our ability to provide, on a timely basis, products compatible with future Windows releases. For a summary of net revenues for Host Access and Host Integration, see Note 8 “Segment information” of the Notes to Consolidated Financial Statements included herein. Also, we have products which are similar to functionality included in some Microsoft products. Microsoft is expected to increase development of such products, which could have a material adverse effect on our business, financial condition or results of operations.

Some of our newer OnWeb products have been developed to run on the UNIX operating system, including Linux and Solaris and are marketed primarily to the Fortune 1000 companies running UNIX platforms as their servers. As a result, sales of our products might be negatively impacted by developments adverse to the UNIX operating system or developments in the Open Source community based around Linux adverse to our own Linux- based products. In addition, our strategy of developing products based on the UNIX operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future UNIX developments by Sun, IBM, HP and others. No agreement between a developer of UNIX operating systems and us exists to provide pre-release access to future UNIX products. No assurance can be given as to our ability to provide, on a timely basis, products compatible with future UNIX releases.

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

Backlog

Since we generally ship software products within a short period after receipt of an order, we do not typically have a material backlog of unfilled orders, and our revenues in any one quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter.

Sales and marketing

We participate in two markets which have been referred to as Host Access and Host Integration. It is our understanding that our customers require a single approach that addresses the traditional need for Host Access combined with the need for the presentation of existing host systems with a web application look and feel, and the delivery of existing host processes and transactions as reusable programmatic components such as Web Services. In assessing the change in the market place, we have focused our sales and marketing efforts both in our organization and resources to meet the needs of our customers. NetManage’s Host Access Platform products offer Access Services, Presentation Services and Integration Services built from common components and technologies and utilize common underlying services such as user management, system management, security, auditing and reporting. Our Access, Presentation and Integration Services offerings consist of a range of products that are designed to allow IT departments to provide end users access to applications running on IBM Mainframes, iSeries (AS/400), and Unix systems. Three primary technologies are employed to provide the solution; these include traditional Fat Client or Desktop solutions, Thin Client or browser-based solutions, and Zero Footprint or Server-based solutions. Within this market place, we believe the trend is away from Desktop solutions toward Zero Footprint solutions. We believe this movement is primarily driven by a desire to reduce the total cost of ownership associated with deploying these solutions but we also believe that a major element of our customer base will deploy a mixture of all types of solutions. The market is also made up of a number of products that allow organizations to reduce costs or increase revenue by allowing them or their business partners to interact via the Internet, with legacy (Mainframe or iSeries) business applications that are the backbone of their business processes. A primary example of this kind of solution is found in call center applications. Companies are building solutions that allow customers to determine order status over the Internet without involving a customer support representative. This approach simultaneously minimizes staffing costs and improves customer service. Our goal is to assist our customers in building solutions that quickly transform host applications into Web-based solutions.

We have developed products that allow our customers to deploy solutions across a wide range of industries. Successful installations can be found in government agencies, as well as companies in the finance, health care, manufacturing and insurance industries. Our products are designed to improve business processes throughout these organizations.

To bring our products to market in the United States, we use a combination of telesales and direct sales personnel specifically assigned to meet the needs of major accounts. As part of our continuing strategy to develop multiple distribution channels, we expect to continue our use of indirect channels, such as resellers, particularly value added resellers and systems integrators, distributors and original equipment manufacturers, both in the United States and internationally. Any material increase in our indirect sales may adversely affect our average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively or will be qualified to provide timely and cost effective customer support and service. We ship products to resellers and distributors on a purchase order basis, and many of our resellers and distributors carry competing product lines. Therefore, there can be no assurance that any reseller or distributor will continue to effectively sell or represent our products, and the inability to recruit or retain important resellers or distributors could adversely affect our results of operations. See “Factors that may affect our future results and financial condition” under Item 7 below.

In the United States, we have 12 sales offices, and internationally, we have sales offices in Canada, France, Germany, Israel, Italy, the Netherlands, Spain, and the United Kingdom. We also utilize local distributors and resellers internationally. We support the sales activity of these sales offices and distributors in target countries through localization of products and sales material, local training, and participation in local trade shows.

In 2003, 2002 and 2001 respectively, we derived approximately 28%, 28% and 29% of net revenues from sales outside of North America (United States and Canada). We believe that the potential international markets for our products are substantial, based on the extent to which Windows, UNIX and internetworking products are used internationally. Accordingly, we localize many of our products for use in the native language of target countries. We intend to continue to target major European countries for additional sales and marketing activity, and expand our Israel subsidiary in the support of our international sales. For a summary of international operations by geographic area, see Note 8 of the Notes to Consolidated Financial Statements included herein. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products, or that our international distributors and resellers will be able to effectively meet that demand.

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

Customer support

Our North America support organization consists of a staff of engineers and other professionals providing support by telephone from our facilities in Ottawa, Ontario, Canada. Both telephone support and regular update releases of our products are provided to customers that purchase an annual or multi-year maintenance agreement. Our sales and customer support organizations work together closely to provide customer satisfaction. Our customers outside North America are supported by our personnel located in Haifa, Israel, by various international sales offices and by local distributors and resellers who are trained by us.

Research and development

We believe that our future success will depend on our ability to enhance our existing products and to develop and introduce new products providing access, presentation and integration services, which address customer needs in the areas of B2B, B2C, B2E and SOA. Our research and development expenses for the years ended December 31, 2003, 2002 and 2001 were $8.3 million, $13.1 million and $18.0 million, respectively.

Competition

The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers’ needs, and frequent new product introductions. To maintain or improve our position in this industry, we must continue to successfully develop, introduce and market new products and product enhancements on a timely and cost-effective basis. Three key factors will contribute to the continued growth of our marketplace: the proliferation of Microsoft Windows client and server technology, the proliferation of the use of the UNIX operating system—particularly the UNIX Open Source version, and the continued implementation of Web-based access to corporate mainframe and midrange computer systems.

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

We compete directly with providers of Windows internetworking applications, such as IBM, Attachmate Corporation, WRQ, Inc. and Hummingbird Ltd. as well as other major PC connectivity vendors. We also compete with companies such as Jacada Ltd., Seagull Holding NV, IBM, BEA, and Computer Associates International, Inc. with respect to web integration server products. It is imperative that our development efforts remain competitive in this marketplace, particularly given that the market is rapidly evolving, and subject to rapid technological change. There is no assurance that we will be successful in our efforts to do so.

Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base, than we do. Significant price competition characterizes the markets for our products and we anticipate that we will face increasing pricing pressures from competitors in the future. Moreover, given that there are low barriers to entry into the software market, and the market is rapidly evolving and subject to rapid technological change, we believe that competition will persist and intensify in the future. Accordingly, there can be no assurance that we will be able to provide products that compare favorably with the products of our competitors or that competitive pressures will not require us to reduce our prices. We experienced price declines over the last several years. Any further reduction in the price of our products would continue to negatively affect gross margins as a percentage of net revenues, and would require us to further increase software unit sales, in order to maintain net revenues at existing levels.

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

Employees

As of December 31, 2003, we had a total of 236 regular full-time employees, of whom 112 were engaged in sales, marketing, technical support and consulting, 62 in general management, administration and finance, 58 in software development and engineering and 4 in production. None of our employees are subject to a collective bargaining agreement, and we have not experienced any work stoppage.

The majority of our workforce is located in the competitive employment markets of the Silicon Valley in California; the suburban Boston area; Ottawa, Ontario, Canada, and Haifa, Israel. Prior to 2002, we experienced high attrition at all levels and across all functions. The attrition experienced by us was attributable to various factors including, among others, industry-wide demand exceeding supply for experienced engineering and sales professionals, the effects of our restructurings and acquisitions, and our results of operations. Our future operating results will be dependent in part on our ability to attract and retain key employees, and to train and manage our management and employee base. There can be no assurance that we will be able to manage such challenges successfully.

Executive officers of the registrant

The executive officers, their ages and their positions as of March 23, 2004 are as follows:

Name	Age	Position
Zvi Alon	52	Chairman of the Board, President and Chief Executive Officer
Michael R. Peckham	53	Chief Financial Officer, Senior Vice President, Finance and Secretary
Ido Hardonag	43	Senior Vice President, Worldwide Engineering
Peter R. Havart-Simkin	51	Senior Vice President, Worldwide Strategic Development
Carol Montgomery-Adams	50	Vice President, Worldwide Marketing
David Desjardins	44	Vice President, Worldwide Technical Services
Ibrahim Ayat	40	Vice President, North American Sales
Alf Goebel	38	Vice President, Alliance and Partnerships
Ronald Rudolph	54	Vice President, Human Resources
Steve Mitchell	50	General Counsel

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

Ido Hardonag re-joined us in October 2002 as Senior Vice President, Worldwide Engineering. Mr. Hardonag is responsible for worldwide engineering and R&D for the company’s current and future product lines and was previously employed by NetManage from July 1992 to January 2000 in several engineering management positions, the most recent as Vice President, Research and Development. He comes to NetManage from TeleKnowledge Group, a start-up company in Israel where he served as Vice President, Research and Development from January 2000 to September 2001. He was responsible for core product development, new product releases and customer-related projects for its Total e-billing product. Mr. Hardonag received a B.S. in computer science from Tel-Aviv University in Tel-Aviv, Israel and a M.S. in computer science from the University of Southern California.

Peter R. Havart-Simkin joined us in August 1998 as Senior Vice President of Marketing. In November 1999, he was appointed as Senior Vice President, Worldwide Strategic Development. Mr. Havart-Simkin came to NetManage as part of the FTP Software acquisition, where he had served as Chief Technology Officer since July 1996, when FTP acquired Firefox Communications Inc., a networking software company. Prior to joining FTP, Mr. Havart-Simkin served with Firefox as Vice President and Chief Technical Officer from January 1994 to July 1996, and as Vice President of Marketing and Product Strategy from August 1989 until January 1994. As the original founder of Firefox, Mr. Havart-Simkin also served as a director of Firefox from August 1989 to February 1995. Mr. Havart-Simkin studied physics and mathematics at Windsor College in the United Kingdom. Mr. Havart-Simkin is also a Fellow of the Institute of Sales and Marketing Management (FInstFMM) and a registered Consultant in Information Technology (CIT).

Carol Montgomery-Adams joined us in April 2003 as Vice President, Worldwide Marketing. Prior to joining us, Ms. Montgomery-Adams was a senior Marketing Consultant for 3SixtyMarketView, from September 2002 to April 2003, providing strategic marketing consulting to both consumer and technology-based businesses. Prior to that Ms. Montgomery-Adams worked from March 1997 to March 2001 at Netscape, an internet service provider, as the Vice President of Marketing. Ms. Montgomery-Adams received a Bachelor of Music degree from Temple University in Philadelphia, Pennsylvania and studying for a Masters degree in Business Administration from Heriot-Watt University in Edinburgh, Scotland.

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

Ibrahim (Abe) Ayat joined NetManage in October 2003. Prior to joining us, Mr. Ayat worked as a consultant from October 2002 to October 2003 specializing in the area of mergers and acquisitions. Mr. Ayat served as Vice President, Americas Field Operations with ON Technology Corporation, a company specializing in asset management software from June 2001 to September 2002. From January 2001 to June 2001, Mr. Ayat worked as an independent consultant. Previously, Mr. Ayat served as vice president of North American Field Services and Sales Support with Novadigm, Inc., a software company that provides IT infrastructure and management solutions for the enterprise, from July 1995 to January 2001. Mr. Ayat held various sales and management positions at OpenVision Technologies, Inc. and Ingres Corporation. Mr. Ayat holds a BS degree in Computer Science from University of San Francisco, California.

Alf Goebel joined us in December 2003 as Vice President of Partnerships and Alliances. From June 2003 to November 2003, Mr. Goebel carried out a number of sales and marketing related consulting assignments for several software companies. Prior to that, Mr. Goebel was Chief Executive Officer of Ipedo, a leading XML server company from October 2002 to May 2003. Prior to joining Ipedo, Mr. Goebel acted as a consultant, from March 2002 to September 2002, working with software companies on their sales and marketing strategies. Mr. Goebel was an officer of Software AG from January 1999 to February 2002, serving as Vice President of Global Alliances. During his time with Software AG, Mr. Goebel also acted as Chief Executive Officer of Software AG U.S.A., Inc., the U.S. subsidiary of Software AG from April 2000 to March 2001, which focused on enterprise systems software and electronic business products. In February 1997, Mr. Goebel helped found BridgePoint and acted as the Vice President of Sales and Marketing until January 1999. Mr. Goebel holds a degree in Economics from the University of Cologne, Germany.

Ronald Rudolph joined us in April 2003. Mr. Rudolph worked as a consultant from August 2001 to March 2003. Mr. Rudolph was the Senior Vice President of Administration at Infogrames Interactive Software, Inc., an interactive software manufacturer, from December 1999 to July 2001. Prior to that, he was the Vice President of Administration at Wyse Technology, Inc, a thin-client computer manufacturer, from August 1998 to December 1999. Mr. Rudolph worked at 3COM Corporation, a computer-networking manufacturer, from October 1994 to August 1998 as Vice President of Human Resources Operations. Mr. Rudolph holds a MS and Ph.D in Psychology from California Coast University, Santa Ana, CA, and a B.A. in Psychology from University of California, Santa Cruz. Mr. Rudolph also studied Increasing Human Resources Effectiveness at Harvard University and received a Certificate in Executive Management from the Wharton School, University of Pennsylvania.

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

Item 2—Properties.

Substantially all of our office space is leased. We have approximately 154,000 square feet of total leased space in North America including our 40,000 square foot headquarters building in Cupertino, California. This location supports executive, legal, finance, human resources, marketing, sales, and administration. Other primary sites are located in Kirkland, Washington, which supports sales, support, and marketing, and Andover, Massachusetts which supports the east coast of the U.S. with sales and support. Ottawa, Ontario, Canada supports the consulting, technical support, and research and development groups primarily for the presentation and integration services products. Regional sales offices are located in New York, New York and Reston, Virginia with local sales offices throughout the United States.

Internationally, we lease approximately 31,000 square feet of office space in Haifa, Israel for the purpose of international sales, marketing, technical support, administration, and research and development. We also lease sales office space in France, Germany, Italy, Spain, the Netherlands, and the United Kingdom. We also own an approximately 6,000 square foot office facility in Mevaseret Zion, Israel that is leased to a third party through December 2004.

Item 3—Legal proceedings.

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

On January 31, 2002, on an order of the court granting in part and denying in part the defendant’s motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint, or Second Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Complaint, Mr. Fisher filed a Third Amended Complaint, or complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. Mr. Fisher is asserting the claims in the present complaint solely in his capacity as Relator on behalf of the United States. The complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the complaint alleges that from 1993 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2). In addition, the complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by working to fraudulently continue NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division and by getting fraudulent claims allowed and paid by virtue of the alleged fraudulent Section 8(a) status, in violation of 31 U.S.C. § 3729 (a) (3). NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. According to the earlier amended complaint (although not alleged in the current complaint), Mr. Fisher’s theory was that the liabilities of NSA and NetSoft, including alleged liability in this suit, passed to NetManage. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. The Company and its affiliates, dispute Mr. Fisher’s allegations and discovery is presently continuing in this matter. The Company has insufficient information at this time to estimate the possible loss, if any, which might result from this lawsuit.

In addition, the Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Item 4—Submission of matters to a vote of security holders.

Not applicable.

PART II

Item 5—Market for registrant’s common equity and related stockholder matters.

Market price of common stock

Our common stock is traded on the Nasdaq National Market under the symbol NETM. As of March 15, 2004, there were 958 stockholders of record and approximately 15,900 beneficial owners of our common stock.

On August 28, 2002, our stockholders approved a one-for-seven reverse split of our common stock for stockholders of record on July 15, 2002. The reverse stock split became effective at the close of business on September 3, 2002. The following table of high and low closing sales prices of our common stock has been adjusted to reflect the reverse stock split. The high and low closing sales prices of our common stock as reported on the Nasdaq National Market for each quarter of 2003 and 2002 were as follows:

	First	Second	Third	Fourth
2003
High	$2.67	$2.98	$4.32	$6.06
Low	1.41	1.16	2.95	4.05
2002
High	$9.03	$6.79	$5.25	$2.94
Low	5.25	3.85	0.83	0.81

We have not declared or paid cash dividends on our common stock and do not currently intend to pay any cash dividends in the foreseeable future. There are no restrictions on the payment of cash dividends.

Item 6—Selected financial data.

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

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:(1)
Net revenues (2)	$50,663	$65,740	$79,284	$102,702	$78,344
Loss from operations(3)	(4,663)	(16,941)	(11,942)	(75,363)	(32,956)
Net loss	(2,685)	(21,994)	(12,269)	(71,473)	(28,449)
Net loss per share, basic and diluted(4)	$(0.31)	$(2.46)	$(1.32)	$(7.71)	$(3.08)
Weighted average common shares, basic and diluted(4)	8,658	8,927	9,276	9,266	9,245
Balance Sheet Data:
Cash and cash equivalents and short term investments	$20,299	$24,094	$33,830	$38,320	$63,227
Working capital (5)	7,847	10,830	19,471	22,333	24,581
Total assets	41,851	53,238	75,646	108,662	214,767
Long-term liabilities	584	2,622	1,620	3,106	5,930
Total stockholders’ equity	12,830	16,087	38,588	51,904	119,750

(1)	We acquired several companies as part of our acquisition activity in 2000 and 1999.

(2)	Net revenues have been revised to reflect a reclassification from cost of goods to net revenues related to shipping costs.
(3)	Loss from operations includes write-offs of in-process research and development of $1.7 million and $19.1 million for the years ended December 31, 2000 and 1999, respectively. Additionally, loss from operations includes restructuring charges of $1.8 million, $4.7 million, $5.6 million, and $3.8 million for the years ended December 31, 2003, 2002, 2000, and 1999, respectively. Also, loss from operations includes asset impairment charges of approximately $5.6 million and $39.8 million for the years ended December 31, 2002 and 2000, respectively and an insurance recovery of $3.8 million for the year ended December 31, 2000. See further discussion in Item 7, “Management’s discussion and analysis of financial condition and results of operations.”
(4)	All share and per share data has been retroactively adjusted to give effect to our one-for-seven reverse stock split that became effective at the close of business on September 3, 2002.
(5)	Working capital has been changed to reflect a reclassification from accrued liabilities to long-term liabilities of restructuring obligations of $1.0 million, $0.8 million, $1.6 million and $2.3 million for the years ended December 31, 2002, 2001, 2000 and 1999, respectively.

Item 7—Management’s discussion and analysis of financial condition and results of operations.

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

Overview

We develop and market software and service solutions that are designed to enable our customers to access and leverage the considerable investment they have in their host-based business applications, processes and data. Our business is primarily focused on providing a broad spectrum of specific personal computer and network or application server-based software and tools. These products allow our customers to access and leverage applications, business processes and data on IBM, corporate mainframe computers, and IBM midrange computers such as the iSeries or A/S 400TM series and on UNIX based servers through a single platform approach called the Host Access Platform (HAP). We provide professional support, maintenance, and technical consultation services to our customers in association with the products we develop and market. We provide professional applications and management consultancy to our customers in association with the server-based products we deliver that are designed to allow customers to develop and deploy new web-based applications and services.

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

Revenue Recognition: We derive revenue from primarily two sources: (1) product revenue, which includes software license and royalty revenue, and (2) services and support revenue, which includes software license maintenance and consulting. We license our software products on a term basis and on a perpetual basis. Our term based arrangements are primarily for a period of 12 months. We apply the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the sale of software products and to hardware transactions where the software is not incidental.

We recognize revenue from the sale of software licenses to end users and resellers when persuasive evidence of an arrangement exists, such as when the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when product is delivered to a common carrier or when a soft key has been transmitted to our customer.

Product is sold without the right of return, except for distributor inventory rotation of old or excess product. Certain of our sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. We recognize sales to international distributors upon shipment, provided all other revenue recognition criteria as mentioned above have been met. We give rebates to customers on a limited basis. These rebates are presented in our Consolidated Statement of Operations as a reduction of revenue.

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

For all sales, except those completed over the Internet, we use either a binding purchase order or signed license agreement as evidence of a contractual arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

For arrangements with multiple elements (for example, undelivered maintenance and support), we allocate revenue to each component of the arrangement using the residual value method based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Service revenues are derived from providing our customers with software updates for existing software products, user documentation and technical support, under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE of fair value is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectability is deemed probable. To date, consulting revenue has not been significant.

Allowance for doubtful accounts, sales returns and rebates: In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. We apply a significant number of judgments in connection with assessing the collectability of our accounts receivable. We analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $12.8 million and $18.3 million, net of our allowance for doubtful accounts of $0.9 million and $0.8 million as of December 31, 2003 and 2002, respectively.

If we were to assume that our future product returns were changed to the upper end or lower end of the range we developed in the course of formulating our estimate, the estimate of future returns as of December 31, 2003 would range from approximately $10,000 to $40,000. In each of the years in the three-year period ended December 31, 2003, our actual returns have not deviated significantly from our estimates. Our actual product returns for 2003 and 2002 were approximately $157,000 and $387,000, respectively. If we were to change our estimate of future product returns to the high end of the range, there would be no material impact on our liquidity or capital resources. The estimates for returns represented approximately less than 0.1%, and 0.2% of our total net revenues, or approximately $15,000 and $0.1 million for 2003 and 2002, respectively.

In preparing our financial statements for the year ended December 31, 2003, we estimated rebate reserves for the few distributors who receive rebates. Our rebate reserves for 2003 and 2002 were approximately $40,000 and $0.1 million, respectively.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves balance was $1.8 million and $4.6 million as of December 31, 2003 and 2002, respectively.

On January 30, 2003 we announced a restructuring of NetManage in response to the sluggish North America and European economies. We believe it was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. We implemented a reduction in our workforce of more than 30% and recorded a restructuring charge as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in the first quarter of 2003. For further discussion please see Note 3 to the Notes to Consolidated Financial Statements.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2003, we had a net deferred tax asset of approximately $74.5 million, consisting primarily of net operating losses. Realization of such carryforwards before they expire is dependent on our generating sufficient future taxable income. We recorded a valuation allowance for the entire balance of the net deferred tax assets at December 31,

2003 due to uncertainties related to our ability to utilize the carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we will adjust these estimates in future periods.

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

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at a minimum annually. SFAS No. 142, Goodwill and Other Intangible Assets requires that if the fair value of a company’s individual reporting unit is less than the reported value of the individual reporting unit, an asset impairment charge must be recognized in the financial statements. The amount of the impairment is calculated by subtracting the fair value of the asset from the reported value of the asset. We measure impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Upon adoption of SFAS No. 142 on January 1, 2002, we reclassified the net carrying amount of assembled workforce of $224,000 to goodwill and ceased amortization of goodwill.

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

We reviewed our Host Access and Host Integration reporting units for impairment at December 31, 2002. The indicated fair value of the goodwill and intangible assets pertaining to our Host Access business was substantially greater than the carrying value, which had been reduced from its original recorded value, in large part due to an impairment charge taken in 2000 against these assets. We concluded that the overall size of the Host Integration business would not be as large as we previously forecasted. As a result we reduced our growth estimate of projected future revenues from this business, which reduced our anticipated discounted cash flows as well. We determined that the fair value of our assets related to the Host Integration business were less than the recorded value of those assets. Consequently, we determined that an asset impairment in the amount of $4.9 million had occurred as of December 31, 2002 and recorded a charge in our Consolidated Statement of Operations in the fourth quarter of 2002. In addition, we recorded an impairment of developed technology of $0.7 million in the fourth quarter of 2002

We reviewed our Host Access reporting unit for impairment at December 31, 2003. The indicated fair value of the goodwill and intangible assets pertaining to our Host Access business was substantially greater than the carrying value, and we determined that there was no impairment of the remaining long-lived assets.

Restructurings

During the past several years, we have undertaken a number of initiatives intended to control costs and reduce operating expenses, including the discontinuance of several low revenue-generating products and the implementation of worldwide restructurings of our operations as a result of acquisitions and prevailing market conditions.

On January 30, 2003 we announced a restructuring of NetManage in response to the sluggish North America and European economies. We believe it was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. We implemented a reduction in our workforce of more than 30% and recorded a $2.0 million restructuring charge, consisting of $1.6 million relating to employee and other-related expenses for employee terminations and approximately $0.4 million related to facilities no longer needed for company operations as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in the first quarter of 2003. Additional restructuring charges and credits, related to the January 2003 restructuring, of $0.9 million, $0.4 million and $(0.1) million were recorded in the second, third and fourth quarters of 2003, respectively. We anticipate that the execution of the restructuring actions will require total cash expenditures of $3.2 million, which is expected to be funded from internal operations and existing cash balances. As of December 31, 2003, $2.7 million has been paid, leaving a remaining restructuring liability of $0.5 million which is included in accrued liabilities.

In fiscal 2002, we experienced a continuing reduction in revenues, which we believe related primarily to the worsening North American and European economies. Customers were postponing or canceling decisions to purchase technology products because of uncertainties within their own businesses. We believed it was necessary to refocus our operations and reduce our operating expenses to bring them more in line with our revised anticipated revenue levels. Consequently, on August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of the restructuring, we reduced our workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations, and $2.0 million of employee and other-related expenses for employee terminations. Approximately $0.2 million of this restructuring activity relates to write-off of excess equipment, furniture, software and leasehold improvements and is included in the approximately $2.6 million related to facilities. In 2003, based on a review of current operations, a decision was made to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in an approximately $0.9 million reduction in accrued severance costs and approximately $0.4 million reduction in accrued facility costs. We anticipate that the execution of the restructuring actions will require total cash expenditures of $3.1 million, which is expected to be funded from internal operations and existing cash balances. As of December 31, 2003, $2.3 million has been paid, leaving a remaining restructuring liability of approximately $0.8 million.

In prior years, we have recorded restructuring charges related to current economic pressures or as a result of business acquisitions. As of December 31, 2003, the remaining restructuring reserves related to these restructurings total $0.4 million and are included in accrued liabilities.

Reverse stock split

On August 28, 2002, our stockholders approved a one-for-seven reverse stock split of our common stock for stockholders of record on July 15, 2002, which became effective at the close of business on September 3, 2002.

Stock repurchase program

Our Board of Directors has authorized the repurchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. During 2003, we purchased 71,931 shares of our common stock on the open market at an average purchase price of $2.44 per share for a total cost of approximately $0.2 million. Cumulatively, as of December 31, 2003, we had repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for a total cost of approximately $20.8 million.

Year ended December 31, 2003 compared to year ended December 31, 2002

	Year Ended December 31,		Change
	2003	2002
Net revenues
License fees	$20.7	$31.4	$(10.7)	(34.1)%
Services	30.0	34.3	(4.3)	(12.5)%

Total net revenues	50.7	65.7	(15.0)	(22.8)%
As a percentage of net revenues:
License fees	40.8%	47.8%
Services	59.2%	52.2%

Total net revenues	100.0%	100.0%

Gross margin— license fees	$18.8	$29.1	$(10.3)	(35.4)%
Gross margin—services	25.4	28.0	(2.6)	(9.3)%
Gross margin—amortization of intangibles	(1.2)	(2.9)	1.7	(58.6)%

Total gross margin	$43.0	$54.2	$(11.2)	(20.7)%
As a percentage of net revenues:
Gross margin—license fees	37.1%	44.3%
Gross margin—services	50.1%	42.5%
Gross margin—amortization of intangible	(2.4)%	(4.4)%
Total gross margin	84.8%	82.4%
Research and development	$8.3	$13.1	$(4.8)	(36.6)%
As a percentage of net revenues	16.4%	19.9%
Sales and marketing	$25.5	$35.4	$(9.9)	(28.0)%
As a percentage of net revenues	50.3%	53.9%
General and administrative	$11.5	$12.2	$(0.7)	(5.7)%
As a percentage of net revenues	22.7%	18.6%
Restructuring charges	$1.8	$4.7	$(2.9)	(61.7)%
As a percentage of net revenues	3.6%	7.2%
Goodwill and other intangible assets impairment	$—	$4.9	$(4.9)	(100.0)%
As a percentage of net revenues	0.0%	7.5%
Amortization of goodwill and other intangible assets	$0.6	$0.8	$(0.2)	(25.0)%
As a percentage of net revenues	1.2%	1.2%
Loss on investments, net	$—	$(2.8)	$2.8	(100.0)%
As a percentage of net revenues	(0.0)%	(4.3)%
Interest income and other, net	$0.1	$0.4	$(0.3)	(75.0)%
As a percentage of net revenues	0.2%	0.6%
Foreign currency transaction losses	$0.6	$(1.6)	$2.2	(137.5)%
As a percentage of net revenues	1.2%	(2.4)%
Provision (benefit) for income taxes	$(1.3)	$1.1	$(2.4)	(218.2)%
Effective tax rate	NA	NA

Net loss	$(2.7)	$(22.0)	$19.3	(87.7)%
As a percentage of net revenues	(5.3)%	(33.5)%

Net revenues

Historically, a majority of our net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with product licenses.

Net revenues decreased 23% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decline in net revenues resulted from a decline in license revenues of $10.7 million, or 34% and a decline in services revenues of $4.3 million, or 12% from 2002. The decreases resulted from continued customer decisions to cancel or postpone purchases of our Host Access products, due to the slow North American (including Latin America), and European economies, and ongoing pressures on average selling prices. We experienced a relatively flat level of incoming orders during the first three quarters of 2003. Incoming orders increased in the fourth quarter of 2003. In the first three quarters of 2002 we experienced a declining trend in orders with a typical seasonal increase in the fourth quarter of 2002. We generally ship software products within a short period after receipt of an order, and therefore we do not have a material backlog of unfilled orders. Rumba product revenues in 2003 declined approximately 26% from 2002 with declines in both license revenues and service revenues across all geographic territories. OnWeb product revenues in the Host Integration market in 2003 grew approximately 44% from 2002 primarily because of a 49% growth in OnWeb license revenues and a 34% increase in services revenues. Combined Rumba and OnWeb service revenues increased as a percentage of total revenues to just over 59% due to the larger percentage decline in license revenues in 2003.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 29% and 28% for the years ended December 31, 2003 and 2002, respectively.

No customer accounted for more than 10% of net revenues during the years ended December 31, 2003 and 2002.

Gross margin

Gross margin for both license fees and services decreased in absolute dollars for the year ended December 31, 2003 as compared to the year ended 2002, primarily because of the decline in net revenues of 22.8%, but was offset in part by cost reductions associated with the reduction in headcount of 20 full time employees in the Operations, Customer Support, and Consulting groups, the consolidation in the number of software distribution centers, and the implementation of electronic distribution initiatives.

Gross margin for license fees as a percentage of net revenues decreased from 44.3% to 37.1% in 2003 as compared to 2002 primarily because of the above noted expense reduction measures and the 34.1% reduction in license fees. The gross margin for services increased from 42.5% to 50.1% due to cost reductions and offset in part by a reduction in services revenues of 12.5%.

Gross margin for amortization of intangibles consists of the amortization of developed technology recorded as a result of software and developed technology acquired during several acquisitions. Amortization of developed technology is recorded on a straight-line basis over the estimated life of five years.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R & D expenses decreased, in absolute dollars and as a percentage of net revenues for 2003 as compared to 2002, primarily as a result of the reduction in headcount of 35 full time employees as the R & D operations were consolidated from three facilities to two facilities. As a result of the reduced headcount, both facilities and travel costs were reduced as well.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in 2003.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and commissions of sales, and marketing personnel, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased $9.9 million, or 28.0%, as a percentage of net revenues for the year 2003, as compared to the year 2002, primarily as a result of the reduction in sales and sales support staff by 43 full time employees as part of our restructuring in January 2003. Also directly related to the reduction in headcount, benefits and travel, commission expense, and occupancy costs were lower in 2003 than 2002.

During fiscal 2003, the Company accrued $0.8 million relating to a company-wide incentive. In the fourth quarter of 2003, the Company determined that the underlying goal would not be achieved and the $0.8 million was reversed in the fourth quarter. The reversal of this incentive in the fourth quarter was offset in large part by the accrual of a corporate bonus of $0.6 million resulting from obtaining profitability in the fourth quarter. These incentives are allocated to functional areas of the Company based on headcount.

General and administrative

General and administrative, or G & A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. General and administrative expenses decreased $0.7 million for 2003 as compared to 2002. The decrease in costs resulted from lower salary and benefits costs related to the reduction in staff of 16 full time employees offset in part by higher bonus incentives and consulting costs. G & A expenses increased as a percentage of net revenues, primarily because the decline in net revenues in 2003 was greater than the decrease in G & A expenses.

Restructuring charges

On January 30, 2003 NetManage announced a restructuring of its operations in response to the sluggish North America and European economies. It was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. The company implemented a reduction in our workforce of more than 30% and recorded a $3.2 million restructuring charge related to expenses for employee terminations and expenses related to facilities no longer needed for company operations as required by SFAS No. 146, Accounting for Costs Associated with exit or Disposal Activities, during 2003. NetManage anticipates that the execution of the restructuring actions will require total cash expenditures of $3.2 million, which is expected to be funded from internal operations and existing cash balances. As of December 31, 2003, restructuring costs totaling $3.2 million required $2.7 million in cash expenditures, leaving a remaining restructuring liability of $0.5 million which is included in accrued liabilities. NetManage anticipates additional restructuring expenses and cash expenditures of less than $0.1 million in 2004 as required under SFAS No. 146. The change in estimate of $0.1 million reflects additional bonuses for longer than anticipated employee transitions, decisions to retain a small number of employees deemed to be originally terminated and additional funds to close a European sales office.

Goodwill and other intangible assets impairment

In the fourth quarter of 2002, based on our analysis of revised product directions, revenue forecasts and future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, we determined that there was a permanent impairment of the long-lived assets related to certain acquisitions. We re-evaluated the fair value of these long-lived assets and intangibles using primarily the estimated discounted cash flows method. We used the same methodology to evaluate the fair value of our long-lived assets and intangibles to allocate purchase price at the time of acquisition. As a result, we wrote off $5.6 million of goodwill and intangible assets, consisting of $4.9 million of goodwill and $0.7 million of other intangibles, through a charge to operations. There were no such impairment charges during 2003.

Amortization of goodwill and other intangible assets

On January 1, 2002, NetManage implemented SFAS No. 142 Goodwill and Other Intangible Assets that requires that goodwill no longer be amortized. In 2003, no goodwill and $1.8 million of other intangibles were amortized. In 2002, no goodwill and $3.0 million of other intangibles were amortized. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life of five years.

Loss on investments, net

In the third quarter of 2002, we determined that our investment in easyBASE Ltd. and fusionOne, Inc. was permanently impaired, as a result of continued weakness in the software development industry and our analysis of data provided to us by both companies. In the past, we had invested in a number of companies that had developed technologies that we felt had related use with our products, and had significant opportunity in their own markets. In large part as a result of the current economy, we had determined that these investments in easyBASE and fusionOne were permanently impaired and wrote them down by $1.5 million and $0.3 million, respectively, to expected realizable values. In addition, we realized a loss of approximately $0.8 million on our investment in Kana Software, Inc. In the fourth quarter of 2002, as a result of our determination of further deterioration in their business outlook, we wrote off a bridge loan to easyBASE in the amount of $0.3 million that we believe will not be collectible. As a result, we recorded an aggregate loss on investments of approximately $2.8 million in 2002. There were no similar investment write-offs in 2003.

Interest income and other, net

The decrease of $0.3 million, or 75.0%, in interest income and other, net for 2003 as compared to 2002, is primarily the result of the reduction in our cash accounts from $24.0 million to $20.1 million and the lower money market interest rates in 2003.

Foreign currency transaction losses

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately ten foreign currencies worldwide, of which the most significant to our operations are the euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. In 2003, we recorded a foreign currency transaction gain of $0.6 million as compared to a foreign currency transaction loss of approximately $1.6 million in 2002, resulting primarily from fluctuations in the euro, Israeli Shekel and Canadian dollar.

Provision for income taxes

We recorded a net income tax benefit for the year ended December 31, 2003 of approximately $1.3 million, which consisted primarily of refunds of foreign income taxes paid in prior years, offset in part by domestic state income taxes and foreign income taxes. Our effective tax rate for 2003 is approximately 33%, primarily because of the inclusion of $1.6 million in tax benefits recorded during 2003. Excluding the tax benefits, the effective tax rate for 2003 would be less than 1% due to our current consolidated loss position.

As of December 31, 2003, we had a gross deferred tax asset of approximately $74.5 million. Realization of the gross deferred tax asset is dependent on our generating sufficient future taxable income. We have fully reserved the gross deferred tax asset, because the realization of the deferred tax assets is uncertain.

Year ended December 31, 2002 compared to year ended December 31, 2001

	Year Ended December 31,		Change
	2002	2001
Net revenues
License fees	$31.4	$39.1	$(7.7)	(19.7)%
Services	34.3	40.2	(5.9)	(14.7)%

Total net revenues	65.7	79.3	(13.6)	(17.2)%
As a percentage of net revenues:
License fees	47.8%	49.3%
Services	52.2%	50.7%

Total net revenues	100.0%	100.0%

Gross margin—license fees	$29.1	$35.6	$(6.5)	(18.3)%
Gross margin—services	28.0	32.1	(4.1)	(12.8)%
Gross margin—amortization of intangibles	(2.9)	(2.2)	(0.7)	31.8%

Total gross margin	$54.2	$65.5	$(11.3)	(17.3)%
As a percentage of net revenues:
Gross margin—license fees	44.3%	44.9%
Gross margin—service	42.5%	40.4%
Gross margin—amortization of intangibles	(4.4)%	(2.8)%
Total gross margin	82.4%	82.5%
Research and development	$13.1	$18.0	$(4.9)	(27.2)%
As a percentage of net revenues	19.9%	22.7%
Sales and marketing	$35.4	$45.4	$(10.0)	(22.0)%
As a percentage of net revenues	53.9%	57.3%
General and administrative	$12.2	$10.3	$1.9	18.4%
As a percentage of net revenues	18.6%	13.0%
Restructuring charges	$4.7	$—	$4.7	0.0%
As a percentage of net revenues	7.2%	0.0%
Goodwill and other intangible assets impairment	$4.9	$—	4.9	0.0%
As a percentage of net revenues	7.5%	0.0%
Amortization of goodwill and other intangible assets	$0.8	$3.8	$(3.0)	(78.9)%
As a percentage of net revenues	1.2%	4.8%
Loss on investments, net	$(2.8)	$(1.8)	$(1.0)	55.6%
As a percentage of net revenues	(4.3)%	(2.3)%
Interest income and other, net	$0.4	$2.6	$(2.2)	(84.6)%
As a percentage of net revenues	0.6%	3.3%
Foreign currency transaction losses	$(1.6)	$(0.4)	$(1.2)	300.0%
As a percentage of net revenues	(2.4)%	(0.5)%
Provision (benefit) for income taxes	$1.1	$0.7	$0.4	57.1%
Effective tax rate	NA	NA

Net loss	$(22.0)	$(12.3)	$(9.7)	78.9%
As a percentage of net revenues	(33.5)%	(15.5)%

Net revenues

License fees and service revenues decreased 17% during the year ended December 31, 2002 as compared to the year ended December 31, 2001. This decrease resulted from customer decisions to cancel or postpone purchases of our products, due to the slowing North American (including Latin America), and European economies, and pressures on our selling prices. We experienced a decrease in incoming orders for 2002 that began in the first quarter and continued through the third quarter. Incoming orders increased in the fourth quarter of 2002. This trend was identical to the trend experienced in 2001. Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders. Host Access revenues in 2002 declined approximately 17% from 2001 with declines in both license revenues and service revenues across all geographic territories. Host Integration revenues in 2002 declined approximately 25% from 2001 primarily because of a decline in consulting revenues, offset in part by a 55% growth in Host Integration license revenues and a 5% increase in maintenance revenues. Combined Host Access and Host Integration service revenues increased as a percentage of total revenues to just over 52% due to the larger percentage decline in license revenues in 2002.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 28% and 29% for the years ended December 31, 2002 and 2001. No customer accounted for more than 10% of net revenues during the years ended December 31, 2002 and 2001.

Gross margin

Gross margin decreased in absolute dollars for the year ended December 31, 2002 as compared to the year ended 2001, primarily because of the decline in net revenues of 17%, offset in part by cost reductions associated with the reduction in headcount of 23 full time employees and to more cost effective software procurement and distribution initiatives.

Gross margin as a percentage of net revenues remained relatively constant in 2002 as compared to 2001 primarily as a result of the greater reduction in costs compared to the reduction of revenues.

Research and development

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

Restructuring charges

In fiscal 2002, we experienced a continued reduction in revenues, which we believed related primarily to the worsening North American and European economies. Customers postponed or canceled decisions to purchase technology products because of uncertainties within their own businesses. We believed it was necessary to refocus our operations and reduce our operating expenses to bring them more in line with our revised anticipated revenue levels, which we expected to be comparable or less than those of the previous year. Consequently, on

August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of the restructuring, we reduced our workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations, and $2.0 million of employee and other-related expenses for employee terminations.

An additional charge of $0.1 million was recorded in the fourth quarter of 2002 as a result of changes in estimates in restructuring charges originally recorded in prior years (See Note 3 to the Notes to Consolidated Financial Statements).

Goodwill and other intangible assets impairment

In the fourth quarter of 2002, based on our analysis of revised product directions, revenue forecasts and future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, we determined that there was a permanent impairment of the long-lived assets related to our acquisitions. We re-evaluated the fair value of these long-lived assets and intangibles using primarily the estimated discounted cash flows method. We used the same methodology to evaluate the fair value of our long-lived assets and intangibles to allocate purchase price at the time of acquisition. As a result, we wrote off $5.6 million of goodwill and intangible assets, consisting of $4.9 million of goodwill and $0.7 million of other intangibles, through a charge to operations.

Amortization of goodwill and other intangible assets

On January 1, 2002, NetManage implemented SFAS No. 142 Goodwill and Other Intangible Assets that requires that goodwill no longer be amortized. In 2002, no goodwill and $3.1 million of other intangibles were amortized. In 2001, approximately $2.9 million of goodwill and $3.0 million of other intangibles were amortized. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life of five years.

Loss on investments, net

In the third quarter of 2002, we determined that our investment in easyBASE Ltd. and fusionOne, Inc. was permanently impaired, as a result of continued weakness in the software development industry and our analysis of data provided to us by both companies. In the past, we have invested in a number of companies that have developed technologies that we felt had related use with our products, and had significant opportunity in their own markets. In large part as a result of the current economy, we have determined that these investments in easyBASE and fusionOne were permanently impaired and wrote them down by $1.5 million and $0.3 million, respectively, to expected realizable values. In addition, we realized a loss of approximately $0.8 million on our investment in Kana Software, Inc. In the fourth quarter of 2002, as a result of our determination of further deterioration in their business outlook, we wrote off a bridge loan to easyBASE in the amount of $0.3 million that we believe will not be collectible. As a result, we recorded an aggregate loss on investments of approximately $2.8 million in 2002.

Interest income and other, net

The decrease in interest income and other, net for 2002 as compared to 2001, is primarily the result of the reduction in our cash accounts from $33.0 million to $24.0 million and the lower money market interest rates in 2002. As well, in 2001 we received approximately $1.4 million in interest income related to income tax refunds of approximately $9.3 million. No such tax refunds and interest were received in 2002.

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

The table below presents the carrying value, market value and related weighted average interest rates for our cash and interest-bearing investment portfolio as of December 31, 2003. All investments mature, by policy, in four years or less.

	Carrying Value	Market Value	Average Interest Rate
	(in millions, except for average interest rates)
Investment Securities:
Cash and cash equivalents—fixed rate	$20.2	$20.2	0.7%

A hypothetical change of 10% in interest rates would not have a material impact on our financial position.

Foreign currency risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately ten foreign currencies worldwide, of which the most significant to our operations are the euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. The net results of the transaction gains or losses appear in the line entitled foreign currency transaction gain or loss in the Consolidated Statement of Operations. At the end of each period, the translation of the Consolidated Balance Sheet from local currency to the group currency appear in the Consolidated Statement of Comprehensive Loss under the foreign currency translation adjustments line.

The following table presents the potential impact on cash flow of changes in exchange rates as noted (in thousands):

		Cash flow impact on change in exchange rates
	Fair Value as of December 31, 2003	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1)	$13,703	$(935)	$(589)	$482	$691
Accounts payable (1)	(2,328)	213	134	(110)	(157)
Intercompany with U.S. (2)	(12,506)	2,215	1,395	(1,141)	(1,637)

(1)	The offset entry for this change in exchange rates would be to Accumulated comprehensive loss in the Consolidated Balance Sheets.
(2)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of December 31, 2003 and that there is no change in rates between the various non U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Consolidated Statements of Operations.

Liquidity and capital resources

	2003	2002
	(in millions)
Cash and cash equivalents	$20.2	$24.0
Short-term investments	0.1	0.1
Net cash used in operating activities	(3.4)	(6.2)
Net cash used in investing activities	(1.0)	(1.2)
Net cash used in financing activities	(0.1)	(1.9)

Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary public stock offerings and private preferred stock issuances, which aggregated net proceeds to us of approximately $72.5 million. We do not have a bank line of credit. The domestic and international economic events over the past three years have negatively impacted our ability to generate sufficient cash to offset our cash outflows. We have taken a number of measures to reverse this trend through restructuring our organization, reducing our operating expenses through the closing of excess facilities, subleasing excess facility space, and carefully monitoring our discretionary expenses. Our business has been and will be dependent upon the spending of our customers in their respective IT organizations. No guarantees can be made as to when and how our products will be received in the future under these uncertain economic times.

During the year ended December 31, 2003, our aggregate cash and cash equivalents, short-term investments decreased from $24.1 million to $20.3 million. This decrease was due primarily to our net cash used in operating activities of $3.4 million, which is net of tax refunds of approximately $1.6 million; our repurchase of our common stock in the open market under the repurchase program described below; and equipment purchases. Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any specific commitments with regard to future capital expenditures. Net cash used in financing activities in 2002 reflects the issuance of shares under our employee stock purchase plan and stock option plans net of the repurchase of our common stock, from time to time, through open market purchases.

At December 31, 2003, we had working capital of $7.8 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our Board has authorized the repurchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. During 2003, we repurchased 71,931 shares of our common stock for approximately $0.2 million on the open market at the average price of $2.44 per share. During 2002, we repurchased 616,401 shares of our common stock on the open market at an average purchase price of $3.83 per share for a total cost of approximately $2.4 million. During 2001, we repurchased 337,221 shares of our common stock on the open market at an average purchase price of $5.49 per share for a total cost of approximately $1.9 million. Cumulatively, as of December 31, 2003, we had repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for a total cost of approximately $20.8 million.

Contractual obligations

A table of our contractual obligations as of December 31, 2003 is as follows (in thousands):

	Amount of commitment expiration per period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Capital leases	$—	$—	—	—	—
Operating leases	8,263	3,490	$1,473	$1,386	$1,914

Total	$8,263	$3,490	$1,473	$1,386	$1,914

Off-balance sheet arrangements

As of December 31, 2003, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended.

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

We have experienced, and expect to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others:

•	general economic conditions, in particular, the slowdown of purchases of information technology due to current economic conditions in North America and internationally;

•	changes in the demand for our products;

•	introduction or enhancements to our products and those of our competitors;

•	technological changes in computer networking;

•	competitive pricing pressures;

•	market acceptance of new products;

•	customer order deferrals in anticipation of new products and product enhancements;

•	the size and timing of individual product orders;

•	mix of international and domestic revenues;

•	mix of distribution channels through which our products are sold;

•	loss of, or failure to enter into, strategic alliances to develop or promote our products;

•	quality control of our products;

•	changes in our operating expenses;

•	personnel changes;

•	foreign currency exchange rates;

•	seasonality; and

•	adverse business conditions in specific industries.

In addition, our acquisition of complementary businesses, products or technologies has in the past caused and may continue to cause fluctuations in our operating results due to in-process research and development charges, the amortization of acquired intangible assets, and integration costs recorded in connection with acquisitions.

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

Notwithstanding the net profit reported for the fourth quarter of 2003, we had a net loss of approximately $2.7 million for the year ended December 31, 2003. We have not achieved profitability on an annual basis since 1995 and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, if we are profitable, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. As a result, we will need to generate significant revenues to attain profitability. Increasing competition and the declining worldwide economy are likely to cause our prices to decline, which would harm our operating results. We expect our prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our prices and profit margins. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

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

Furthermore, our results of operations can also be materially adversely affected by changes in the inventory strategies of our resellers, which can occur rapidly and may not be related to end-user demand. As part of our continued strategy of selling through multiple distribution channels, we expect to continue using indirect distribution channels, particularly value-added resellers and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total net revenues during 2004 and beyond, as a result of acquisitions or increased market penetration. Any material increase in our indirect sales as a percentage of revenues may adversely affect our average selling prices and gross margins due to lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively, will be qualified to provide timely and cost-effective customer support and service, or will continue to represent our products. If we are unable to recruit or retain important resellers or distributors or if they decrease their sales of our products, we may suffer a material adverse effect on our business, financial condition or results of operations.

We have undergone significant restructurings, which may have a material adverse effect on our operating results.

We undertook restructurings of our operations in August 2000, August 2002 and again in January 2003. These restructuring plans involved reductions in our worldwide workforce and the consolidation of certain of our sales, customer support, and research and development operations. We have also had to write-down assets as part of the restructuring effort that lowered our operating results. These restructuring plans may not be successful and may not improve future operating results. Completion of the restructuring plans may disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. We may also be required to implement additional restructuring plans in the future.

We may not be able to successfully make acquisitions of or investments in other companies or technologies.

We have limited experience in acquiring or making investments in companies, technologies or services. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make additional acquisitions in the future if we determine that an acquisition would further our corporate strategy. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel from the acquired business. However, the key personnel of the acquired business may decide not to work for us. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect us, or that any such acquisition will be successful in enhancing our business.

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

The markets for our products are intensely competitive and characterized by rapidly changing technology, evolving industry standards, price erosion, changes in customers’ needs, and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our markets, and accordingly, the markets for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplaces including the proliferation of Microsoft Windows client server technology, and the continued implementation of web-based access to corporate mainframe and midrange computer systems. Our connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, and Sun Microsystems, Inc., as well as smaller networking software companies such as Jacada Ltd., Seagull Holding HV, and Hummingbird Ltd. We also face competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc.

Many of our current competitors have, and many of our future competitors may have, substantially greater financial, technical, sales, marketing and other resources, in addition to greater name recognition and a larger customer base than us. The markets for our products are characterized by significant price competition and we anticipate that we will face increasing pricing pressures from our competitors in the future. In addition, our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins and loss of market share, any of which could harm our business.

Furthermore, our competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of our products. These developments may adversely affect sales of our products either by directly affecting customer-purchasing decisions or by causing potential customers to delay their purchases of our products. Several of our competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 98, Windows 2000, Windows ME, Windows NT, Windows XP, and Windows .NET operating systems. We have products, which are similar to connectivity products marketed by Microsoft. Microsoft is expected to increase development of such products, which could have a material adverse effect on our business, financial condition or results of operations.

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

We derived approximately 28% of our net revenues from sales outside of North America (United States and Canada) during the year ended December 31, 2003. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

The terrorist attacks in the United States, the United States response to these attacks, the current instability in Iraq, and the related decline in consumer confidence and continued economic weakness have had an adverse impact on our operations. Recent consumer reports indicate that consumer confidence has reached its lowest level since 1993. If consumer confidence continues to decline or does not recover, our revenues and results of operations may continue to be adversely impacted in 2004 and beyond. Any escalation in these events, or similar future events may disrupt our operations or those of our customers. These events have had and may continue to have an adverse impact on the United States and world economy in general and consumer confidence and spending in particular, which has and could continue to harm our sales. Any of these events could increase volatility in the United States and worldwide financial markets and economy, which could harm our stock price and may limit the capital resources available to us and our customers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock and on the future price of our common stock.

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

As of March 15, 2004, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 1.9 million shares, or 21% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

Recent accounting pronouncements

The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

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

In April 2003 the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FASB Interpretation FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement had no impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 and the adoption did not have a material affect on the financial statements. (See Note 4 to the Notes to Consolidated Financial Statements.)

Item 7A—Quantitative and qualitative disclosures about market risk.

The information required by Item 7A is incorporated by reference from the section entitled Disclosures about market risk found above, under Item 7, Management’s discussion and analysis of financial condition and results of operations.

Item 8—Financial statements and supplementary data.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

NetManage, Inc.:

We have audited the accompanying consolidated balance sheets of NetManage, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetManage, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 24, 2004

NETMANAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$20,160	$24,014
Short-term investments	139	80
Accounts receivable, net of allowance of $922 and $1,077, respectively	12,781	18,332
Prepaid expenses and other current assets	3,204	2,933

Total current assets	36,284	45,359

Property and equipment:
Computer software and equipment	1,686	1,106
Furniture and fixtures	5,501	4,598
Leasehold improvements	1,356	1,273

	8,543	6,977
Less-accumulated depreciation	(6,364)	(4,654)

Net property and equipment	2,179	2,323

Goodwill	1,762	1,762
Other intangibles, net	1,591	3,573
Other assets	35	221

Total assets	$41,851	$53,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,328	$2,431
Accrued liabilities	5,853	8,508
Accrued payroll and related expenses	3,079	3,693
Deferred revenue	15,939	18,551
Income taxes payable	1,238	1,346

Total current liabilities	28,437	34,529
Long-term liabilities	584	2,622

Total liabilities	29,021	37,151

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.01 par value
Authorized—125,000,000 shares
Issued—10,787,553 and 10,698,025 shares, respectively
Outstanding—8,710,705 and 8,693,108 shares, respectively	108	107
Treasury stock, at cost—2,076,848 and 2,004,917 shares, respectively	(20,804)	(20,629)
Additional paid-in capital	178,080	177,836
Accumulated deficit	(140,842)	(138,157)
Accumulated other comprehensive loss	(3,712)	(3,070)

Total stockholders’ equity	12,830	16,087

Total liabilities and stockholders’ equity	$41,851	$53,238

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Net revenues:
License fees	$20,644	$31,452	$39,068
Services	30,019	34,288	40,216

Total net revenues	50,663	65,740	79,284

Cost of revenues:
License fees	1,801	2,378	3,489
Services	4,636	6,243	8,131
Amortization and impairment of developed technology	1,236	2,911	2,166

Total cost of revenues	7,673	11,532	13,786

Gross margin	42,990	54,208	65,498

Operating expenses:
Research and development	8,258	13,075	17,962
Sales and marketing	25,501	35,397	45,383
General and administrative	11,489	12,239	10,297
Restructuring charges	1,806	4,693	—
Goodwill impairment	—	4,939	—
Amortization of goodwill and other intangible assets	599	806	3,798

Total operating expenses	47,653	71,149	77,440

Loss from operations	(4,663)	(16,941)	(11,942)
Loss on investments, net	(32)	(2,809)	(1,824)
Interest income and other, net	68	374	2,636
Foreign currency transaction gain (loss)	635	(1,550)	(411)

Loss before income tax provision (benefit)	(3,992)	(20,926)	(11,541)
Income tax provision (benefit)	(1,307)	1,068	728

Net loss	$(2,685)	$(21,994)	$(12,269)

Net loss per share
Basic and diluted	$(0.31)	$(2.46)	$(1.32)
Weighted average common shares and equivalents
Basic and diluted	8,658	8,927	9,276

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net loss	$(2,685)	$(21,994)	$(12,269)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	61	47	(14)
Foreign currency translation adjustments	(703)	1,391	101

Comprehensive loss	$(3,327)	$(20,556)	$(12,182)

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, January 1, 2001	9,323,779	104	(16,414)	176,703	(103,894)	(4,595)	51,904
Sale of common stock under employee stock purchase plan	153,244	1	—	716	—	—	717
Exercise of common stock options	313	—	—	2	—	—	2
Repurchase of common stock for cash	(337,221)	—	(1,853)	—	—	—	(1,853)
Unrealized loss on investments	—	—	—	—	—	(14)	(14)
Foreign currency translation adjustment	—	—	—	—	—	101	101
Net loss	—	—	—	—	(12,269)	—	(12,269)

Balance, December 31, 2001	9,140,115	105	(18,267)	177,421	(116,163)	(4,508)	38,588
Sale of common stock under employee stock purchase plan	169,394	2	—	415	—	—	417
Repurchase of common stock for cash	(616,401)	—	(2,362)	—	—	—	(2,362)
Unrealized gain on investments	—	—	—	—	—	47	47
Foreign currency translation adjustment	—	—	—	—	—	1,391	1,391
Net loss	—	—	—	—	(21,994)	—	(21,994)

Balance, December 31, 2002	8,693,108	$107	$(20,629)	$177,836	$(138,157)	$(3,070)	$16,087
Sale of common stock under employee stock purchase plan	87,283	1	—	81	—	—	82
Exercise of common stock options	2,245	—	—	5	—	—	5
Stock compensation	—	—	—	158	—	—	158
Repurchase of common stock for cash	(71,931)	—	(175)	—	—	—	(175)
Unrealized gain on investments	—	—	—	—	—	61	61
Foreign currency translation adjustment	—	—	—	—	—	(703)	(703)
Net loss	—	—	—	—	(2,685)	—	(2,685)

Balance, December 31, 2003	8,710,705	$108	$(20,804)	$178,080	$(140,842)	$(3,712)	$12,830

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(2,685)	$(21,994)	$(12,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,937	4,802	9,356
Write-off of prepaid royalty, patents and copyrights	—	—	31
Provision for doubtful accounts and returns	122	24	430
Stock compensation expense	158	—	—
Loss on disposal of property, plant & equipment	38	432	515
Loss on investments	32	2,809	1,824
Non-cash impairment charges	—	5,605	—
Change in operating assets and liabilities:
Accounts receivable	4,957	(551)	7,275
Prepaid expenses and other current assets	(24)	495	8,220
Other assets	186	138	234
Accounts payable	(279)	(206)	(2,112)
Accrued liabilities, payroll and payroll-related expenses	(3,810)	3,544	(10,705)
Deferred revenue and other long-term liabilities	(2,998)	(2,904)	(2,443)
Income taxes payable	40	572	459
Long term liabilities	(2,038)	1,002	(1,486)

Net cash used in operating activities	(3,364)	(6,232)	(671)

Cash flows from investing activities:
Purchases of short-term investments	(151)	(11)	(111,830)
Proceeds from sales and maturities of short-term investments	143	11	112,115
Purchases of property and equipment	(935)	(875)	(844)
Bridge financing provided to investee	—	(275)	—

Net cash used in investing activities	(943)	(1,150)	(559)

Cash flows from financing activities:
Proceeds from sale of common stock	87	417	719
Repurchase of common stock	(175)	(2,362)	(1,853)

Net cash used in financing activities	(88)	(1,945)	(1,134)

Effect of exchange rate changes on cash	541	303	115

Net decrease in cash and cash equivalents	(3,854)	(9,024)	(2,249)
Cash and cash equivalents, beginning of year	24,014	33,038	35,287

Cash and cash equivalents, end of year	$20,160	$24,014	$33,038

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$246	$716	$692
Interest	$167	$31	$39

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and organization:

NetManage, Inc. (NetManage) develops and markets software and service solutions that allow its customers to access and leverage the investment they have in their host-based business applications, processes and data. NetManage’s business is primarily focused on providing a full spectrum of specific personal computer and network or application server-based software programs and software tools. These products are intended to allow NetManage customers to access and use their mission-critical line-of-business host applications and resources to publish information from existing host systems in a web presentation particularly to new users via the Internet and create new web-based applications that leverage a corporation’s existing business processes.

NetManage develops and markets its software solutions, under its Host Access Platform (HAP), to allow its customers to access and leverage applications, business processes and data on IBM corporate mainframe computers, and IBM midrange computers such as AS/400 or iSeries and on UNIX-based servers. The Company provides professional support, maintenance, and technical consultancy services to our customers in association with the products we develop and market. NetManage provides professional applications and management consultation to its customers in association with the server-based products it sells that allow customers to develop and deploy new web-based applications and to deliver existing host-based business processes in an industry standard component form to new application frameworks.

NetManage’s HAP—Access Services products enable end-user devices, including personal computers, to communicate with large centralized corporate computer systems and the applications that are hosted on them. These products are marketed and sold under the brand name of RUMBA. HAP—Presentation Services products allow devices running web browsers to communicate with large centralized corporate computer systems through either software downloaded into the client browser or through solutions that deliver connectivity for web browser users without the requirement for software on the user’s device other than the browser itself. HAP—Presentation Services solutions also allow single or multiple host applications to be completely re-presented with a web look and feel, and are marketed and sold under the brand name OnWeb. NetManage’s HAP—Integration Services products provide server-side solutions that allow the integration of single or multiple existing host-based business processes into reusable software components, such as Web Services, Microsoft .Net Assemblies or Enterprise Java Beans, that can be incorporated into new applications being built on the major application frameworks including .Net and J2EE. HAP—Integration Services products allow our customers to integrate existing legacy applications with new platform solutions and are marketed and sold under the OnWeb brand name.

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

Foreign currency translation, foreign exchange contracts and comprehensive income

The functional currency of NetManage’s foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are included in accumulated

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive loss and reported as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the net loss.

NetManage currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three year period ended December 31, 2003.

Comprehensive loss is comprised of net loss and other comprehensive earnings such as foreign currency translation gains or losses and unrealized gains or losses on marketable securities.

Cash and cash equivalents

NetManage considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-term investments

NetManage accounts for its investments under the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported in the Consolidated Statement of Comprehensive Loss. At December 31, 2003 and 2002, all short-term investments were classified as available-for-sale.

In December 2000 ServiceSoft, Inc., a private company in which NetManage owned a minority interest, was acquired by Broadbase, a publicly traded company. As a result NetManage received shares of Broadbase common stock in exchange for the minority interest NetManage held in the shares of common stock of ServiceSoft, Inc. and recognized a gain which was included in (loss)/gain on investments, of approximately $2.2 million on the original investment. The shares of Broadbase common stock owned by NetManage were classified as available-for-sale securities as of December 31, 2000. On June 29, 2001, Broadbase was acquired by KANA Software Inc., KANA, a publicly traded company, at which time NetManage recorded a $1.8 million loss on its investment.

Other investments

Other investments mainly consist of equity interests in private companies with less than 20% ownership interests. These investments are accounted for under the cost method.

On May 4, 2000 NetManage invested $1.5 million in 2,822 Series B Preferred shares of stock in easyBASE Ltd. which is approximately 12% of the total ownership of easyBASE Ltd. NetManage’s Chairman and Chief Executive Officer also has a personal investment of less than 1% in easyBASE Ltd. He is also a member of the board of directors of easyBASE Ltd.

In May, June, and December 1999 NetManage invested a total of $0.3 million in pcFirst, Inc. On April 28, 2001 pcFirst, Inc. was purchased by fusionOne, Inc., a development stage private company, and NetManage received 13,625 shares of common stock of fusionOne, Inc. NetManage’s investment represents less than 1% of the total ownership of fusionOne, Inc.

In the third quarter of 2002, NetManage determined that the investments in easyBASE Ltd. and fusionOne, Inc. were permanently impaired, as a result of continued weakness in the software development industry and

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management’s analysis of data provided to NetManage by both companies. Also in the third quarter of 2002, NetManage determined that the investment in KANA was permanently impaired and wrote off $0.8 million of its investment. In the fourth quarter of 2002, NetManage determined that a $0.3 million bridge loan to easyBASE was not collectible and was written off.

Property and equipment

Property and equipment are recorded at cost. Improvements, renewals and extraordinary repairs that extend the lives of the asset are capitalized, other repairs and maintenance are expensed. Depreciation is computed using the straight-line method over the following estimated useful lives:

Classification	Life
Computer software and equipment	2 to 3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

Depreciation expense for 2003, 2002, and 2001 was $1.1 million, $1.8 million, and $3.4 million, respectively.

Property and equipment have been recorded at net book value as follows in the United States, Israel, and Other countries (in thousands):

	Years Ended December 31,
	2003	2002
United States	$1,151	$1,015
Israel	603	661
Other countries	425	647

Total	$2,179	$2,323

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

Effective January 1, 2002, NetManage adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that intangible

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. NetManage typically performs its annual impairment review during the fourth quarter of each year. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. NetManage determines an impairment loss using the discounted future cash flows method. Upon the adoption of SFAS No. 142 on January 1, 2002, NetManage ceased amortization of assembled workforce and reclassified the net carrying amount of $0.2 million to goodwill.

In connection with its annual impairment review, in the fourth quarter of 2002 NetManage determined that the net carrying amount of goodwill for the Host Integration reporting unit was impaired and recorded a $4.9 million impairment loss. In addition, goodwill was reduced by $0.7 million in 2002 as a result of the utilization of pre-acquisition tax attributes of Wall Data (see Note 7). There were no impairment charges in fiscal 2003.

The following table provides pro forma results for the years ended December 31, 2003, 2002 and 2001 as if the non-amortization provisions of SFAS No. 142, had been applied at the beginning of 2001 (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(2,685)	$(21,994)	$(12,269)
Goodwill amortization	—	—	2,896
Assembled workforce amortization	—	—	80

Net loss, as adjusted	$(2,685)	$(21,994)	$(9,293)

Net loss per share basic and diluted As reported	$(0.31)	$(2.46)	$(1.32)
Goodwill amortization	—	—	0.31
Assembled workforce amortization	—	—	0.01

Net loss, as adjusted	$(0.31)	$(2.46)	$(1.00)

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	December 31, 2003	December 31, 2002
Carrying amount of:
Developed technology	$11,185	$11,332
Customer base	3,177	3,177
RUMBA trade name	1,492	1,492
Patents & copyrights	399	399

Gross carrying amount of other intangibles	16,253	16,400
Less accumulated amortization:
Developed technology	(10,139)	(8,903)
Customer base	(2,835)	(2,461)
RUMBA trade name	(1,331)	(1,156)
Patents & copyrights	(357)	(307)

Net carrying amount of other intangibles	$1,591	$3,573

Amortization expense for the year ending December 31, 2004 is expected to be $1.6 million at which time the carrying amount of other intangible assets will be fully amortized.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities

Accrued liabilities at December 31, 2003 and 2002 consisted of the following (in thousands):

Description	2003	2002
Restructuring (see Note 3)	$1,457	$3,552
Other accruals	4,396	4,956

Total	$5,853	$8,508

Additional restructuring reserves of $0.3 million and $1.0 million are included in long-term liabilities at December 31, 2003 and 2002, respectively.

Effective January 1, 2003, NetManage adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 apply to restructuring activity initiated after January 2003.

NetManage accounts for restructuring charges recorded prior to January 1, 2003 under the provisions of the FASB’s Emerging Issues Task Force (EITF) No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 100 regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations.

Software development costs

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for Computer Software to be Sold, Leased or Otherwise Marketed, under which capitalization of software development costs begins upon the establishment of technological feasibility of the product, which management defines as the development of a working model and further defines as the development of a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Such costs are reported at the lower of cost or net realizable value. Amortization of purchased software is generally computed on a straight-line basis over one to five years or, if less, the estimated remaining economic life of the underlying products. To date, software development costs that were eligible for capitalization have not been significant. Additionally, all other software development costs have been expensed as incurred.

Concentrations of credit risk

Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash investments and trade receivables. NetManage has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. There were no customers that amounted for more than 10% of consolidated revenues in 2003, 2002, or 2001.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss per share

On August 28, 2002, NetManage stockholders approved a one-for-seven reverse stock split of its common stock for stockholders of record on July 15, 2002. All share and per share information in the accompanying financial statements have been adjusted to retroactively give effect to the reverse stock split.

Basic net loss per share data has been computed using the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share data has been computed using the weighted average number of shares of common stock and potentially dilutive common shares. Potentially dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the years ended December 31, 2003, 2002, and 2001, the number of shares used in the computation of diluted earnings per share were the same as those used for the computation of basic earnings per share. Potentially dilutive securities of 34,506, 6,857, and 0 shares were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the years ended December 31, 2003, 2002, and 2001, respectively.

Revenue recognition

NetManage derives revenue from primarily two sources: (1) product revenue, which includes software license and royalty revenue, and (2) services and support revenue, which includes software license maintenance and consulting. NetManage licenses its software products on a term basis and on a perpetual basis. Its term based arrangements are primarily for a period of 12 months. NetManage applies the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the sale of software products and to hardware transactions where the software is not incidental.

NetManage recognizes revenue from the sale of software licenses to end users and resellers when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when product is delivered to a common carrier or when a soft key has been transmitted to our customer.

Product is sold, without the right of return, except for distributor inventory rotation of old or excess product. Certain of its sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the distributor sells the merchandise. NetManage recognizes sales to international distributors upon shipment, provided all other revenue recognition criteria have been met. NetManage gives rebates to customers on a limited basis. These rebates are presented in its Consolidated Statement of Operations as a reduction of revenue.

At the time of the transaction, the Company assesses whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. NetManage assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, the Company accounts for the fee as not being fixed and determinable. In these cases, it recognizes revenue as the fees become due.

NetManage assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If it determines that collection of a fee is not reasonably assured, the Company recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For all sales, except those completed over the Internet, NetManage uses either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, it uses a credit card authorization as evidence of an arrangement. Sales through the Company’s distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

For arrangements with multiple elements (for example, undelivered maintenance and support), the Company allocates revenue to each component of the arrangement using the residual value method based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. This means that it defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Service revenues are derived from providing our customers with software updates for existing software products, user documentation and technical support, under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE of fair value is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and the collectability is deemed probable. To date, consulting revenue has not been significant.

Advertising and sales promotion costs

Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales promotion costs totaled approximately $0.8 million, $1.8 million, and $1.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Income taxes

NetManage accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. NetManage is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that more likely than not are expected to be realized.

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

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2003	2002	2001
Net loss as reported	$(2,685)	$(21,994)	$(12,269)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,460)	(3,370)	(4,107)
Less: Stock based compensation expense included above	74	—	—
Pro forma net loss	$(6,071)	$(25,364)	$(16,376)
Basic and diluted loss per share, as reported	$(0.31)	$(2.46)	$(1.32)
Basic and diluted loss per share, proforma	$(0.70)	$(2.84)	$(1.77)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable periods:

	2003	2002	2001
Volatility	77.3%	131.19%	132.50%
Weighted average risk-free interest rate	2.58%	3.82%	4.55%
Dividend yield	0.00%	0.00%	0.00%
Expected term	3 - 4 months beyond vest date	3 - 4 months beyond vest date	3 - 4 months beyond vest date

Stock option exchange offer

On May 16, 2003 the Company announced a voluntary stock option exchange program for certain of its employees. The offer to exchange options, or Offer, was open to eligible option holders, excluding non-employee members of the board of directors and non-exempt employees, holding options to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or greater. In accordance with the terms of the Offer, participating employees tendered their eligible options in exchange for replacement options. Under the terms of the Offer, replacement options will vest and become exercisable for the balance of the option shares in accordance with the same vesting schedule that was in effect for the cancelled options, but measured from the grant date of the replacement options. In addition, no vesting credit will be provided for the period between the date the original options were tendered and the date the replacement options are granted.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 13, 2003, employees tendered options to purchase an aggregate of 542,150 shares in connection with the Offer. These options were cancelled under the Company’s 1992 Stock Option Plan as amended, and the 1999 Non-statutory Stock Option Plan following their exchange.

The Company granted 519,328 replacement options on December 16, 2003 at an exercise price of $4.78 per share representing the fair market value of the Company’s common stock on the date of grant. The fair market value of the Company’s common stock is equal to the last reported sale price of its common stock on the Nasdaq National Market on December 16, 2003.

The exchange program has been accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and results in no compensation expense.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Recent accounting pronouncements

The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

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

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. Restructuring charges:

On January 30, 2003 NetManage announced a restructuring of its operations in response to the sluggish North America and European economies. It was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. The Company implemented a reduction in its workforce of more than 30% and recorded a $3.2 million restructuring charge related to expenses for employee terminations and expenses related to facilities no longer needed for company operations as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during 2003. As of December 31, 2003, restructuring costs totaling $3.2 million required $2.7 million in cash expenditures, leaving a remaining restructuring liability of $0.5 million, which is included in accrued liabilities.

The distribution of the reduction in workforce was as follows (number of employees):

	Terminations	Replacements	Net Reduction
Operations	10	6	4
Services	14	1	13
Research and development	19	—	19
Sales and marketing	44	4	40
General and administrative	24	5	19

Total	111	16	95

The restructuring charge of $3.2 million includes approximately $2.6 million for employee severances and related expenses, plus approximately $0.6 million in facility expenses related to leased facilities in Germany and Canada (in thousands).

	Employee Costs	Excess Facilities	Total
Initial reserve established in 2003	$2,551	$561	$3,112
Change in estimates in 2003	18	68	86
Reserves utilized in year ended December 31, 2003	(2,347)	(305)	(2,652)

Balance at December 31, 2003	$222	$324	$546

On August 8, 2002, NetManage announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, NetManage reduced its workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations and $2.0 million of employee and other-related expenses for employee terminations. Approximately $0.2 million of this restructuring activity relates to write-off of excess equipment, furniture,

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software and leasehold improvements and is included in the approximately $2.6 million related to facilities. In 2003, based on a review of current operations, the decision was made to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in an approximately $0.9 million reduction in employee costs and approximately $0.4 million reduction in facility costs. We recorded an additional $0.1 million in employee related severance costs for Latin America and Europe offset by a reduction of approximately $0.1 million in facility related expenses. As of December 31, 2003, NetManage had incurred costs totaling $2.5 million related to the restructuring, which required approximately $2.3 million in cash expenditures. The remaining reserve related to this restructuring is approximately $0.8 million, and is included in accrued liabilities as of December 31, 2003 and all restructuring activities have been completed.

The following table lists the components of the August 2002 restructuring charge for the year ended December 31, 2003 (in thousands):

	Employee Costs	Excess Facilities	Total
Initial reserve established in 2002	$2,043	$2,557	$4,600
Reserves utilized in year ended December 31, 2002	(921)	(401)	(1,322)

Balance at December 31, 2002	1,122	2,156	3,278
Change in estimates in 2003	(762)	(499)	(1,261)
Reserves utilized in year ended December 31, 2003	(204)	(983)	(1,187)

Balance at December 31, 2003	$156	$674	$830

On August 3, 2000, NetManage announced a restructuring of its operations designed to re-focus its core business functions and reduce operating expenses. In connection with the restructuring, NetManage reduced its workforce by approximately 20% from the second quarter of 2000, consisting of sales, marketing and general employees, and made provisions for reductions in office space, related overhead expenses and the write down of certain assets. The total amount of the restructuring charge was $5.6 million. The reserve has been fully utilized as of December 31, 2003 and all restructuring activities have been completed.

The following table lists the components of the August 2000 restructuring charge for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Employee Costs	Excess Facilities	Other	Total
Balance at January 1, 2001	$100	$1,884	$100	$2,084
Reserve utilized in year ended December 31, 2001	(100)	(954)	(73)	(1,127)

Balance at December 31, 2001	—	930	27	957
Change in estimates in 2002		(521)	249	(272)

Reserves utilized in year ended December 31, 2002	—	(321)	(157)	(478)
Balance at December 31, 2002	—	88	119	207
Change in estimates in 2003	—	(65)	(12)	(77)
Reserves utilized in year ended December 31, 2003	—	(23)	(107)	(130)

Balance at December 31, 2003	$—	$—	$—	$—

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, NetManage initiated a plan to restructure its worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, NetManage recorded a $3.8 million charge to operating expenses in 1999. The remaining reserve related to this restructuring is approximately $0.1 million, and is included in accrued liabilities as of December 31, 2003.

The following table lists the components of the NetManage restructuring charge from 2001 for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	Excess Facilities	Other	Total
Balance at January 1, 2001	$1,139	$300	$1,439
Reserve utilized in year ended December 31, 2001	(181)	(300)	(481)

Balance at December 31, 2001	958	—	958
Change in estimates in 2002	(128)	—	(128)
Reserve utilized in year ended December 31, 2002	(395)	—	(395)

Balance at December 31, 2002	435	—	435
Change in estimates in 2003	194	—	194
Reserves utilized in year ended December 31, 2003	(525)	—	(525)

Balance at December 31, 2003	$104	$—	$104

In August 1998, following the acquisition of FTP Software, or FTP, we initiated a plan to restructure our worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, we recorded a $7.0 million charge to operating expenses in 1998. The remaining reserve related to this restructuring is approximately $0.3 million, and is included in accrued liabilities as of December 31, 2003.

The following table lists the change in the FTP restructuring reserve for the years ended December 31, 2003, 2002 and 2001 (in thousands):

Excess Facilities
Balance at January 1, 2001	$1,108
Reserve utilized in year ended December 31, 2001	(643)

Balance at December 31, 2001	465
Change in estimates in 2002	691
Reserve utilized in year ended December 31, 2002	(483)

Balance at December 31, 2002	673
Change in estimates in 2003	(249)
Reserves utilized in year ended December 31, 2003	(111)

Balance at December 31, 2003	$313

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Commitments and contingencies:

Legal proceedings

On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company and its affiliates Network Software Associates, Inc., or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. Mr. Fisher purported to file the action on behalf of himself and the United States federal government. NetManage acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Kenneth Fisher, as relator, on behalf of himself, and the government. NetManage, and its affiliates, first learned of the action when the Company was served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss the Company from this action, without prejudice, in exchange for an agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

On January 31, 2002, on an order of the court granting in part and denying in part the defendant’s motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint, or Second Complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Complaint, Mr. Fisher filed a Third Amended Complaint, or complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. Mr. Fisher is asserting the claims in the present complaint solely in his capacity as Relator on behalf of the United States. The complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the complaint alleges that from 1993 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2). In addition, the complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by working to fraudulently continue NSA’s certification as a Section 8 (a) entity for alleged use by NSA’s Federal Systems Division and by getting fraudulent claims allowed and paid by virtue of the alleged fraudulent Section 8(a) status, in violation of 31 U.S.C. § 3729 (a) (3). NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. According to the earlier amended complaint (although not alleged in the current complaint), Mr. Fisher’s theory was that the liabilities of NSA and NetSoft, including alleged liability in this suit, passed to NetManage. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. The Company and its affiliates, dispute Mr. Fisher’s allegations and discovery is presently continuing in this matter. The Company has insufficient information at this time to estimate the possible loss, if any, which might result from this lawsuit.

In addition, the Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. As of December 31, 2003, future minimum rental and lease payments under operating leases are as follows (in thousands):

Year	Operating Leases
2004	$4,666
2005	1,478
2006	1,201
2007	904
2008	677
Thereafter	1,914

Gross lease obligations	$10,840
Less sublease income	(2,577)

Total minimum obligations, net of sublease income	$8,263

Rent expense was approximately $3.0 million, $4.0 million and $4.9 million for the years ended December 31, 2003, 2002, and 2001 respectively, net of sublease payments.

NetManage Ltd., has entered into a lease arrangement with the owner of the building in Haifa, Israel where our offices are located. The lease agreement requires NetManage, Inc. to guarantee three promissory notes totaling approximately $ 0.1 million in lieu of providing a security deposit. The lease for the building expires in February 2005.

Other

As an element of its standard commercial terms, NetManage includes an indemnification clause in its software licensing agreements that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement by its software. NetManage’s indemnification limitation is the cost to defend any third party claim brought against its customers and to the maximum a refund of the purchase price. NetManage licenses software on a perpetual basis.

5. Stockholders’ equity:

On August 28, 2002, NetManage’s stockholders approved a one-for-seven reverse stock split of its common stock for shareholders of record at the close of business on July 15, 2002. All shares and per share information in the accompanying consolidated financial statements have been adjusted to retroactively give effect to the reverse stock split.

Common stock

As of December 31, 2003, NetManage reserved the following shares of authorized but unissued common stock:

Employee stock option plans	2,399,627
Directors’ stock option plan	200,000
Employee stock purchase plan	561,371

Total shares reserved	3,160,998

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock repurchase plan

Previously, NetManage’s Board of Directors authorized the repurchase of up to 2,142,857 shares of the Company’s common stock from time to time for possible reissue and general corporate purposes. During 2003, 2002, and 2001, NetManage repurchased 71,931, 616,401, and 337,221 shares of NetManage common stock, respectively, on the open market at an average purchase price of $2.44, $3.83, and $5.49 per share, respectively, for a total cost of $0.2 million, $2.4 million, and $1.9 million, respectively.

6. Stock option, stock purchase plans, and employee benefit plan:

Employee stock option plans

In October 1999, the Board of Directors adopted the 1999 Non-Statutory Stock Option Plan, or the 1999 Plan. The Board of Directors authorized and reserved for the issuance of 571,429 shares of NetManage common stock. The 1999 Plan provides for the grant of non-qualified stock options for employees. Options may not be granted to officers and directors, except as an essential inducement to an officer entering into an employment agreement regarding his or her initial service with NetManage. The 1999 Plan does not allow for issuance to NetManage’s directors. The exercise price of the stock options, issued under the 1999 Plan, is established by the 1999 Plan Administrator, which is a committee of the Board of Directors. Options granted under the 1999 Plan become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the 1999 Plan is 10 years.

During 1992, NetManage established the 1992 Employee Stock Option Plan, or the 1992 Plan. As of December 31, 2003, NetManage stockholders had authorized a total of 2,332,899 shares for issuance under the 1992 Plan including 261,470, 214,286 and 142,857 shares authorized for issuance in 2003, 2002, and 2001, respectively. The 1992 Plan provides for the grant of incentive stock options to employees and officers and non-statutory stock options to employees, officers, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% of such fair market value in the case of a grant to a holder of more than 10% of the voting power of NetManage’s outstanding capital stock (a 10% stockholder)); the exercise price of non-statutory options may not be less than 85% of such fair market value. Under the 1992 Plan stock options generally vest over a period of four to five years. The maximum term of a stock option under the 1992 Plan is 10 years (five years in the case of an incentive option granted to a 10% stockholder).

Non-employee directors’ stock option plan

In July 1993, NetManage adopted the 1993 Directors’ Stock Option Plan, or Directors’ Plan, and reserved 114,286 shares of common stock for issuance thereunder. As of December 31, 2003, NetManage stockholders had authorized a total of 200,000 shares for issuance under the Directors’ Plan. Under the Directors’ Plan, options may be granted only to non-employee directors at an exercise price of 100% of the fair market value of the stock on the date of grant. Options granted under the Directors’ Plan become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the Directors’ Plan is 10 years.

Employee stock purchase plan

In July 1993, NetManage adopted the Employee Stock Purchase Plan, or the Purchase Plan. As of December 31, 2003, NetManage’s stockholders authorized 1,072,873 shares of common stock for issuance under the

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Plan including 87,156, 214,286 and 285,714 shares authorized for issuance in 2003, 2002, and 2001, respectively. Under the Purchase Plan, NetManage employees, subject to certain restrictions, may purchase shares of common stock at a price per share that is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. For the years ended December 31, 2003, 2002, and 2001, 87,283, 169,394, and 153,244 shares, respectively, were issued under the Purchase Plan at prices ranging from $0.72 to $1.15, $0.89 to $3.99, and $3.93 to $5.00 per share, respectively.

Stock-based compensation

Option activity, including the acquired options, under NetManage’s stock option plans was as follows:

	Options Available	Options Issued	Weighted Average Exercise Price
Balance at January 1, 2001	866,411	1,030,970	$19.55
Authorized	142,857	—
Granted	(253,970)	253,970	5.32
Exercised	—	(313)	7.35
Terminated	293,860	(293,860)	19.12

Balance at December 31, 2001	1,049,158	990,767	16.03
Authorized	214,286	—
Granted	(227,205)	227,205	3.82
Exercised	—	—
Terminated	208,550	(208,550)	15.72

Balance at December 31, 2002	1,244,789	1,009,422	13.34
Authorized	347,661	—
Granted	(1,388,739)	1,388,739	4.20
Exercised	—	(2,245)	2.29
Canceled tendered options	542,150	(542,150)	16.04
Terminated	342,627	(342,627)	14.05

Balance at December 31, 2003	1,088,488	1,511,139	$4.46

Exercisable at December 31, 2001	—	373,984	$20.10
Exercisable at December 31, 2002	—	565,019	$16.82
Exercisable at December 31, 2003	—	522,552	$5.30

The following table summarizes NetManage’s outstanding options as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.88—$4.62	342,732	9.22	$1.90	65,991	$2.03
$4.78—$4.78	1,015,451	9.96	$4.78	381,216	$4.78
$5.11—$45.94	152,956	7.63	$8.08	75,345	$10.77

$0.88—$45.94	1,511,139	9.56	$4.46	522,552	$5.30

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair values of options granted during 2003, 2002, and 2001 were $3.09, $3.20, and $4.32 per share, respectively.

Employee benefit plan

NetManage has an Employee 401(k) Savings Plan, or 401(k) Plan, established in 1992 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 25% of their eligible pre-tax compensation up to the amount allowable under current income tax regulations. Under the plan NetManage is not required to make contributions and has not made any contributions since inception.

7. Income taxes

The provision (benefit) for income taxes is based upon loss before income taxes as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Domestic	$(974)	$(16,207)	$(17,018)
Foreign	(3,018)	(4,719)	5,477

Pretax loss	$(3,992)	$(20,926)	$(11,541)

The components of the provision (benefit) for income taxes, net of valuation allowances, are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current Federal	$—	$—	$—
State	(43)	(141)	119
Foreign	(1,264)	1,209	609

Total current	(1,307)	1,068	728

Deferred	—	—	—

Provision (benefit) for income taxes	$(1,307)	$1,068	$728

The provision (benefit) for income taxes differs from the amounts that would result by applying the applicable statutory federal income tax rate to income before taxes, as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Benefit at federal statutory rate	$(1,397)	$(7,324)	$(4,039)
State income taxes, net of federal tax benefits	(43)	(141)	119
Incremental tax (benefit) on non-U.S. operations	(207)	2,861	(1,308)
Change in valuation allowance	313	5,284	5,343
Nondeductible goodwill amortization	—	413	632
Other permanent differences	27	(25)	(19)

Provision (benefit) for income taxes	$(1,307)	$1,068	$728

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Deferred revenue recognized currently for tax Purposes	$19	$63	$832
Reserves and accruals not currently deductible for tax purposes	1,565	1,532	2,389
Net operating loss carryforwards	56,844	58,673	45,700
Tax credit carryforwards	2,673	2,352	2,482
Deferred R&D expenses	6,432	7,069	7,760
Basis difference in fixed assets	458	508	1,121
Amortizable intangibles	5,670	5,600	3,332
Other temporary differences	849	852	(215)

Total deferred tax asset	74,510	76,649	63,401
Less: Valuation allowance	(74,510)	(76,649)	(63,401)

Net deferred tax asset	$—	$—	$—

The pretax income (loss) from foreign operations, which is comprised of Canadian, European, Asian, and Latin American operations, was $(3.0) million, $(4.7) million, and $5.5 million, in 2003, 2002, and 2001, respectively. Undistributed earnings of NetManage’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, NetManage would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

The income tax benefit of $1.3 million for the year ended December 31, 2003 resulted primarily from German tax refunds of $1.4 million, UK tax refunds of $0.1 million, France tax refunds of $0.1 million, net of international tax expense of $0.3 million. The $0.3 million international provision included a $0.1 million expense relating to a purchase accounting adjustment from Canadian pre-acquisition tax credits. The income tax provision of $1.1 million for the year ended December 31, 2002 resulted primarily from a $0.7 million purchase accounting adjustment relating to Canadian pre-acquisition tax assets, international tax expense of $0.5 million, net of U.S. state tax and other benefits of $0.1 million. The income tax provision of $0.7 million for the year ended December 31, 2001 resulted primarily from a $2.6 million purchase accounting adjustment relating to Canadian pre-acquisition tax assets, international tax expense of $0.7 million, U.S. state tax expense and other expense of $0.1 million, net of a $2.7 million benefit for release of international accruals from prior years.

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

At December 31, 2003, NetManage had gross net operating loss carryforwards of approximately $118.9 million and $145.0 million for federal income tax purposes and state income tax purposes, respectively, expiring at various dates through 2023 and federal tax credit carryforwards of approximately $1.1 million that expire in various years through 2011. At December 31, 2003, NetManage had foreign net operating loss carryforwards of approximately $47.4 million available to offset future taxable income in several foreign jurisdictions. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than 50% of a company within a three year period results in an annual limitation on its ability to utilize its net operating loss carryforward from tax periods prior to the ownership change. Such a change in ownership occurred with respect to NetManage’s past acquisition of certain companies, including Wall Data. Accordingly, NetManage’s net operating losses and credits are subject to these limitations.

Included in the above net operating loss carryforwards are $62.5 million, $18.4 million, and $5.3 million of federal, state and foreign net operating losses, respectively, related to acquisitions accounted for under the purchase method of accounting. There are also $0.8 million and $0.1 million in federal and foreign tax credit carryforwards, respectively, from these acquisitions. The benefit of such losses and tax credits, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense. At December 31, 2003, the net carrying amount of goodwill and other non-current intangible assets against which such pre-acquisition tax attributes could be applied is $3.4 million. During 2003, 2002, and 2001, NetManage utilized pre-acquisition net operating losses and tax credits of Simware in Canada to reduce current tax liabilities for those years on Canadian taxable income to zero. The benefit from the release of valuation allowance attributable to these tax attributes, which approximated $0.1 million, $0.7 million, and $2.6 million in 2003, 2002, and 2001, respectively, has been recorded as a reduction of goodwill.

During the years ended December 31, 2003, 2002, and 2001, NetManage recognized benefits of $0.2 million, $0.4 million, and $0.3 million, respectively from the utilization of Canadian post-acquisition net operating loss carryforwards for which NetManage had previously established a full valuation allowance. Because of the full valuation allowance against the deferred tax assets, the benefit from the utilization of these tax attributes has not been previously recognized.

NetManage’s subsidiary in Haifa, Israel (NetManage, Ltd.) has a ten-year tax holiday, which commenced January 1, 1995. During the first two years of the tax holiday, the subsidiary was exempt from taxation on income generated during that period. During the remaining eight years in which income is generated by the subsidiary, that generated income will be taxed at a reduced income tax rate of 10%. In December 2001, NetManage, Ltd. came to an agreement with the tax authorities in Israel concerning the gain on the sale of shares in NetVision in 1997. A $0.1 million tax liability resulted from this transaction and tax reserves previously recorded of approximately $1.9 million, for this matter, were reversed.

8. Segment information

NetManage has concluded that it operates, based on products and services, in two segments: Host Access and Host Integration. NetManage’s chief operating decision-maker evaluates these segments at the sales and bookings level.

NetManage’s Host Access segment provides the technology to make the connection between personal computers and large corporate computers possible. These products are designed to leverage the strengths and popularity of the Internet, as well as corporate private networks, and offer features to improve network manageability. The Host Integration segment provides the technology to allow customers to leverage the investment they have in existing host-based systems, applications and business processes for new web-based presentations, applications, and solutions. This segment includes NetManage product branded as OnWeb. These segments have similar economic characteristics and are similar with respect to the nature of the products, the nature of the production processes, the type of customer that the products are sold to and the methods used to

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distribute the products. Net revenues for the Host Access and Host Integration segments were as follows for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	Years Ended December 31,
	2003	2002	2001
Host Access	$46,970	$63,166	$75,853
Host Integration	3,693	2,574	3,431

Total	$50,663	$65,740	$79,284

The following table presents a summary of operations by geographic area (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net revenues:
North America operations	$36,196	$47,196	$56,054
European operations	13,329	15,862	18,460
Latin America operations	438	1,255	1,839
Asian operations	700	1,427	2,931

Consolidated	$50,663	$65,740	$79,284

Income (loss) from operations:
North America operations	$(2,384)	$(13,201)	$(7,945)
European operations	(2,933)	(4,146)	(4,723)
Latin America operations	102	264	113
Asian operations	552	142	613

Consolidated	$(4,663)	$(16,941)	$(11,942)

North America consists of the United States and Canada, whose operations have not been separated as it would be impracticable to do so. Revenues are attributed to individual countries primarily based on customer “ship to” and “invoice to” addresses.

There were no customers that accounted for more than 10% of net revenues for the years ended December 31, 2003, 2002, or 2001.

9. Related party transactions

On May 28, 2003, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison will receive compensation in consideration for consultancy and advisory services he is providing the Company over a two-year period. The terms of the agreement require the Company to pay Dr. Harrison a fixed fee of $0.1 million per year, and a one time grant to Dr. Harrison of an option to purchase 146,800 shares of the Company’s common stock, at an exercise price of $1.92 per share (which represents the quoted market price of the stock at the date of grant). The option vests on a monthly basis over the two-year term of the agreement. The option expires five years from the date of issuance. The fair value of the option was determined using the Black-Scholes option pricing model with the following assumptions: stock price $2.95—$5.27; no dividends; risk free interest rate of 2.00%—2.41%; volatility of 63%—90%; and a contractual life of five years. The fair value of the option is subject to change over the vesting period of the option based on changes in the underlying assumptions (variable award accounting). Through

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003 the Company had recorded approximately $0.2 million in compensation expense under this agreement, based on an aggregate option fair value of $0.5 million. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003. In 2003, the Company recorded total aggregate cash and non-cash compensation of $0.3 million under General and Administrative expense in the Consolidated Statements of Operations.

10. Subsequent event

In January 2004, the Board of Directors authorized a change in the Company’s authorized capital. The Board of Director’s authorized a reduction in the number of authorized common shares available for issuance from 125,000,000 to 36,000,000 and a reduction in the number of authorized preferred shares available for issuance from 5,000,000 to 1,000,000. This proposal will be put to a stockholder vote at the next annual meeting of stockholders scheduled to be held on May 26, 2004.

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

The following table sets forth unaudited consolidated quarterly financial information for 2003 and 2002. This unaudited information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all normal and reoccurring adjustments necessary for the fair presentation of the information for the periods presented.

2003 Quarter Ended (Unaudited) (in thousands, except per share amounts)

	December 31	September 30	June 30	March 31
Statement of Operations Data:
Net revenues (1)	$13,296	$11,377	$11,872	$14,118
Gross margin	11,522	9,740	9,759	11,969
Income (loss) from operations	861	(1,343)	(2,609)	(1,572)
Net income (loss)	2,074	(1,857)	(1,714)	(1,188)
Net income (loss) per share, basic	$0.24	$(0.21)	$(0.20)	$(0.14)
Net income (loss) per share, diluted	0.23	(0.21)	(0.20)	(0.14)
Weighted average common shares, basic	8,695	8,665	8,650	8,623
Weighted average common shares, diluted	8,942	8,665	8,650	8,623

(1)	Net revenues have been revised to reflect a reclassification from cost of goods to net revenues relating to shipping costs.

2002 Quarter Ended (Unaudited) (in thousands, except per share amounts)

	December 31	September 30	June 30	March 31
Statement of Operations Data:
Net revenues (1)	$16,572	$13,954	$16,194	$19,020
Gross margin	13,362	11,452	13,403	15,991
Income (loss) from operations	(5,855)	(8,466)	(2,902)	282
Net income (loss)	(6,341)	(11,340)	(3,834)	(479)
Net income (loss) per share, basic	$(0.72)	$(1.28)	$(0.43)	$(0.05)
Net income (loss) per share, diluted	(0.72)	(1.28)	(0.43)	(0.05)
Weighted average common shares, basic	8,767	8,878	8,977	9,085
Weighted average common shares, diluted	8,767	8,878	8,977	9,085

(1)	Net revenues have been revised to reflect a reclassification from cost of goods to net revenues relating to shipping costs.

Item 9—Changes in and disagreements with accountants on accounting and financial disclosure.

None

Item 9A.—Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, NetManage’s Chief Executive Officer and Chief Financial Officer have concluded that NetManage’s disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, are effective. There have been no significant changes in internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during NetManage’s fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, NetManage’s internal control over financial reporting.

PART III

Item 10—Directors and executive officers of the registrant.

Our definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders, to be held on May 26, 2004. Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management—Compliance with the Reporting Requirements of Section 16(a).”

Reference is made to the information regarding executive officers appearing in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Item 11—Executive compensation.

The information required by this item is incorporated herein by reference from the information contained in the Proxy Statement under the caption “Executive Compensation,” except for the information appearing under the captions “ Ten Year Option Repricing,”, “ Report of the Board of Directors on Repricing of Options”, “ Report of the Compensation Committee of the Board of Directors on Executive Compensation”, and “Performance Measurement Comparison.”

Item 12—Security ownership of certain beneficial owners and management and related stockholder matters.

The information required by this item is incorporated herein by reference from the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees”.

Item 13—Certain relationships and related transactions.

The information required by this item is incorporated herein by reference from the information contained in our Proxy Statement under the caption “Certain Transactions.”

Item 14—Principal accountant fees and services.

The information required by this item is incorporated herein by reference from the information contained in the Proxy Statement under the caption “Fees paid to Deloitte &Touche during 2003”.

PART IV

Item 15—Exhibits, financial statement schedules and reports on Form 8-K.

a. The following documents are filed as part of this Report on Form 10-K:

1.	Consolidated financial statements:

See Index to Consolidated Financial Statements at Item 8 on page 39 of this Report.

2.	Financial statement schedule:

See Index to Consolidated Financial Statements at Item 8 on page 39 of this Report.

Exhibits:

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of the Registrant.(1)

3.2	Form of Amended Certificate of Incorporation of the Registrant.(1)

3.3	Bylaws of the Registrant.(1)

3.4	Amended and Restated Bylaws of NetManage, Inc.(1)

4.1	Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)

4.2	Form of Common Stock certificate.(1)

4.3	Form of Preferred Shares Rights Agreement, among the Registrant and the parties named therein, dated as of May 7, 1999.(17)

4.4	Form of Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock.(17)

4.5	Form of Rights Certificate.(13)

10.1	Form of Indemnity Agreement entered into among the Registrant and our directors and officers.(1)

10.2*	Registrant’s 1992 Stock Option Plan, as amended and restated, including forms of option agreements.(14)

10.3*	Registrant’s 1993 Non-Employee Directors Stock Option Plan, as amended, including form of option agreements.(14)

10.4*	Registrant’s 1993 Employee Stock Purchase Plan, as amended and restated, including form of offering document.(14)

10.5	Lease between the Registrant and Stevens Creek Office Center Associates, dated as of November 30, 1992.(1)

10.6	Lease between the Registrant and Beim & James Properties III, dated January 3, 1994.(3)

10.7	Lease between the Registrant and Cupertino Industrial Associates, dated September 30, 1994.(4)

10.8	Lease between the Registrant and the Flatley Company, dated January 30, 1995.(5)

10.9	Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(6)

10.10	Agreement between NetManage, Ltd., Elron Electronic Industries, Ltd., and NetVision, Ltd., dated July 1, 1995.(6)

Exhibit Number	Exhibit Title
10.11	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation, Syzygy Communications, Inc. and the Designated Shareholders, dated October 16, 1995.(6)

10.12	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation and AGE Logic, Inc., dated November 17, 1995.(6)

10.13	Stock Purchase Agreement by and among the Registrant, Network Software Associates, Inc. a California corporation, NetSoft, a California corporation, holders of securities of NSA and holders of securities of NetSoft, dated as of July 8, 1997.(7)

10.14	Agreement and Plan of Reorganization by and among the Registrant, Amanda Acquisition Corp. and FTP Software, Inc., dated as of June 15, 1998, as amended as of June 30, 1998 and July 14, 1998.(8)

10.15	Acquisition Agreement by and among Registrant, NetManage Bid Co., Preston Delaware Acquisition Corporation and Simware Inc., dated as of September 26, 1999.(9)

10.16	Agreement and Plan of Merger by and among Registrant, NetManage Acquisition Corporation and Wall Data Incorporated, dated October 20, 1999.(10)

10.17	Lease between Totem Skyline Associates III as Landlord and Wall Data Incorporated as Tenant dated as of December 2, 1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of December 2, 1993.(11)

10.18*	Registrant’s 1999 Non-Statutory Stock Option Plan, including form of option agreements.(12)

10.19	Independent Services Agreement by and between NetManage, Inc. and Dr. Shelley Harrison dated May 28, 2003.(13)

14.1**	Code of Business Conduct

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche LLP

24.1**	Power of Attorney. Reference is made to the signature page to this Form 10-K.

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Certifications as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(14)

(1)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-66460) dated July 24, 1993, as amended, which became effective September 20, 1993.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-59101) dated July 17, 1998 (the Form S-4).
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-74364) dated January 24, 1994, as amended, which became effective February 10, 1994.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1994.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1995.
(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated July 29, 1997.
(8)	Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in the Form S-4.
(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated December 23, 1999.
(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated January 12, 2000.
(11)	Incorporated by reference to the Exhibits filed with Wall Data Incorporated Form 10-K dated March 30, 1995.
(12)	Incorporated by reference to the exhibits filed with the Registrants Form 10-K dated March 30, 2000.
(13)	Incorporated by reference to the Exhibits filed with the Registrant’s Form S-8 Registration Statement filed on April 9, 2003.
(14)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

*	Employee Benefit Plan
**	Filed herein

(b) Reports on Form 8-K

On October 27, 2003, the Registrant filed a Current Report on Form 8-K, announcing its third quarter fiscal 2003 financial results for the three months ended September 30, 2003.

(c) Exhibits

The exhibits required by this Item are listed under Item 15(a).

(d) Financial Statement Schedules

The financial statement schedule required by this Item is listed under Item 15(a).

NETMANAGE, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Revenues, Costs or Expenses	Additions, Deductions and Write- Offs		Balance at End of Period
	(in thousands)
Year ended December 31, 2001:
Allowance for doubtful accounts and sales returns	$4,088	$430	$(2,070	)(1)	$2,448
Year ended December 31, 2002:
Allowance for doubtful accounts and sales returns	$2,448	$24	$(1,395	)(2)	$1,077
Year ended December 31, 2003:
Allowance for doubtful accounts and sales returns	$1,077	$122	$(277)		$922

(1)	Consists primarily of write-offs of approximately five customer accounts in 2001.
(2)	Includes the write-offs of the accounts of two domestic customers aggregating $630,000.

	Balance at Beginning of Period	Reserve Provided	Reserve Utilized	Additions/ Deduction	Balance at End of Period
	(in thousands)
FTP Restructuring Reserve
Year ended December 31, 2001	$1,108		$(643)	$—	$465
Year ended December 31, 2002	$465		$(483)	$691	$673
Year ended December 31, 2003	$673		$(111)	$(249)	$313
Wall Data and Simware Restructuring Reserve
Year ended December 31, 2001	$1,439		$(481)	$—	$958
Year ended December 31, 2002	$958		$(395)	$(128)	$435
Year ended December 31, 2003	$435		$(525)	$194	$104
NetManage Restructuring Reserve (August 2000)
Year ended December 31, 2001	$2,084		$(1,127)	$—	$957
Year ended December 31, 2002	$957		$(478)	$(272)	$207
Year ended December 31, 2003	$207		$(130)	$(77)	$—
Wall Data Restructuring Reserve
Year ended December 31, 2001	$417		$(206)	$—	$211
Year ended December 31, 2002	$211		$(13)	$(198)	$—
NetManage Restructuring Reserve (August 2002)
Year ended December 31, 2002	$—	$4,600	$(1,322)	$—	$3,278
Year ended December 31, 2003	$3,278	$—	$(1,187)	$(1,261)	$830
NetManage Restructuring Reserve (January 2003)
Year ended December 31, 2003	$—	$3,112	$(2,652)	$86	$546

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2004.

NETMANAGE, INC.

By:	/s/ ZVI ALON

Zvi Alon Chairman of the Board, President and Chief Executive Officer (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZVI ALON Zvi Alon	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2004

/s/ MICHAEL PECKHAM Michael Peckham	Chief Financial Officer and Senior Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	March 25, 2004

/s/ JOHN BOSCH John Bosch	Director	March 25, 2004

/s/ UZIA GALIL Uzia Galil	Director	March 25, 2004

/s/ SHELLEY HARRISON Shelley Harrison	Director	March 25, 2004

/s/ DARRELL MILLER Darrell Miller	Director	March 25, 2004

/s/ ABRAHAM OSTROVSKY Abraham Ostrovsky	Director	March 25, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Certificate of Incorporation of the Registrant.(1)

3.2	Form of Amended Certificate of Incorporation of the Registrant.(1)

3.3	Bylaws of the Registrant.(1)

3.4	Amended and Restated Bylaws of NetManage, Inc.(1)

4.1	Amended Stock Rights Agreement, among the Registrant and the parties named therein, dated as of March 12, 1993.(1)

4.2	Form of Common Stock certificate.(1)

4.3	Form of Preferred Shares Rights Agreement, among the Registrant and the parties named therein, dated as of May 7, 1999.(17)

4.4	Form of Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock.(17)

4.5	Form of Rights Certificate.(13)

10.1	Form of Indemnity Agreement entered into among the Registrant and our directors and officers.(1)

10.2*	Registrant’s 1992 Stock Option Plan, as amended and restated, including forms of option agreements.(14)

10.3*	Registrant’s 1993 Non-Employee Directors Stock Option Plan, as amended, including form of option agreements.(14)

10.4*	Registrant’s 1993 Employee Stock Purchase Plan, as amended and restated, including form of offering document.(14)

10.5	Lease between the Registrant and Stevens Creek Office Center Associates, dated as of November 30, 1992.(1)

10.6	Lease between the Registrant and Beim & James Properties III, dated January 3, 1994.(3)

10.7	Lease between the Registrant and Cupertino Industrial Associates, dated September 30, 1994.(4)

10.8	Lease between the Registrant and the Flatley Company, dated January 30, 1995.(5)

10.9	Lease between the Registrant and Cupertino Brown Investment, dated April 28, 1995.(6)

10.10	Agreement between NetManage, Ltd., Elron Electronic Industries, Ltd., and NetVision, Ltd., dated July 1, 1995.(6)

10.11	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation, Syzygy Communications, Inc. and the Designated Shareholders, dated October 16, 1995.(6)

10.12	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation and AGE Logic, Inc., dated November 17, 1995.(6)

10.13	Stock Purchase Agreement by and among the Registrant, Network Software Associates, Inc. a California corporation, NetSoft, a California corporation, holders of securities of NSA and holders of securities of NetSoft, dated as of July 8, 1997.(7)

10.14	Agreement and Plan of Reorganization by and among the Registrant, Amanda Acquisition Corp. and FTP Software, Inc., dated as of June 15, 1998, as amended as of June 30, 1998 and July 14, 1998.(8)

10.15	Acquisition Agreement by and among Registrant, NetManage Bid Co., Preston Delaware Acquisition Corporation and Simware Inc., dated as of September 26, 1999.(9)

Exhibit Number	Exhibit Title
10.16	Agreement and Plan of Merger by and among Registrant, NetManage Acquisition Corporation and Wall Data Incorporated, dated October 20, 1999.(10)

10.17	Lease between Totem Skyline Associates III as Landlord and Wall Data Incorporated as Tenant dated as of December 2, 1993 and Sublease between Wall Data Incorporated as Landlord and Totem Skyline Associates III as Tenant dated as of December 2, 1993.(11)

10.18*	Registrant’s 1999 Non-Statutory Stock Option Plan, including form of option agreements.(12)

10.19	Independent Services Agreement by and between NetManage, Inc. and Dr. Shelley Harrison dated May 28, 2003.(13)

14.1**	Code of Business Conduct

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche LLP

24.1**	Power of Attorney. Reference is made to the signature page to this Form 10-K.

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Certifications as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(14)

(1)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-66460) dated July 24, 1993, as amended, which became effective September 20, 1993.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-4 (No. 333-59101) dated July 17, 1998 (the Form S-4).
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-74364) dated January 24, 1994, as amended, which became effective February 10, 1994.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 1994.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1995.
(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 1995.
(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated July 29, 1997.
(8)	Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in the Form S-4.
(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated December 23, 1999.
(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated January 12, 2000.
(11)	Incorporated by reference to the Exhibits filed with Wall Data Incorporated Form 10-K dated March 30, 1995.
(12)	Incorporated by reference to the exhibits filed with the Registrants Form 10-K dated March 30, 2000.
(13)	Incorporated by reference to the Exhibits filed with the Registrant’s Form S-8 Registration Statement filed on April 9, 2003.
(14)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

*	Employee Benefit Plan
**	Filed herein