Form 10-Q
period 2004-03-31
NETMANAGE INC
filed 2004-05-17
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2004: 8,826,573.

NetManage, Inc.

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,301	$20,160
Short-term investments	186	139
Accounts receivable, net of allowances of $1,001, and $922, respectively	8,739	12,781
Prepaid expenses and other current assets	3,341	3,204

Total current assets	34,567	36,284

Property and equipment, at cost:
Computer software and equipment	1,485	1,686
Furniture and fixtures	5,321	5,501
Leasehold improvements	1,363	1,356

	8,169	8,543
Less-accumulated depreciation	(6,166)	(6,364)

Net property and equipment	2,003	2,179

Goodwill	1,762	1,762
Other intangibles, net	1,142	1,591
Other assets	45	35

Total assets	$39,519	$41,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,610	$2,328
Accrued liabilities	3,533	5,853
Accrued payroll and related expenses	2,828	3,079
Deferred revenue	15,566	15,939
Income taxes payable	1,417	1,238

Total current liabilities	24,954	28,437
Long-term liabilities	565	584

Total liabilities	25,519	29,021

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value - Authorized - 125,000,000 shares Issued – 10,896,133 and 10,787,553 shares, respectively Outstanding - 8,819,285 and 8,710,705 shares, respectively	109	108
Treasury stock, at cost - 2,076,848 and 2,076,848 shares, respectively	(20,804)	(20,804)
Additional paid in capital	179,152	178,080
Accumulated deficit	(141,273)	(140,842)
Accumulated other comprehensive loss	(3,184)	(3,712)

Total stockholders’ equity	14,000	12,830

Total liabilities and stockholders’ equity	$39,519	$41,851

The accompanying notes are an integral part of these condensed consolidated financial statements

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2004	2003
Net revenues:
License fees	$4,790	$6,009
Services	7,090	8,109

Total net revenues	11,880	14,118

Cost of revenues:
License fees	396	518
Services	914	1,321
Amortization of developed technology	253	310

Total cost of revenues	1,563	2,149

Gross margin	10,317	11,969

Operating expenses:
Research and development	1,785	2,613
Sales and marketing	5,541	7,461
General and administrative	2,866	2,737
Restructuring charges, net	(167)	581
Amortization of intangible assets	150	149

Total operating expenses	10,175	13,541

Income (loss) from operations	142	(1,572)
Loss on investments, net	—	(32)
Interest income and other, net	49	63
Foreign currency transaction gains (losses)	(572)	36

Loss before provision for income taxes	(381)	(1,505)
Provision (benefit) for income taxes	50	(317)

Net loss	$(431)	$(1,188)

Net loss per share:
Basic and diluted	$(0.05)	$(0.14)
Weighted average common shares and equivalents:
Basic and diluted	8,766	8,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Net loss	$(431)	$(1,188)
Other comprehensive income (loss):
Unrealized gain on investments, net	46	86
Foreign currency translation adjustments, net	482	(34)

Comprehensive income (loss)	$97	$(1,136)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(431)	$(1,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	767	719
Loss on disposal of property, plant and equipment	1	7
Provision for doubtful accounts and returns	159	5
Stock compensation expense	546	—
Loss on investments, net	—	32
Changes in operating assets and liabilities:
Accounts receivable	3,993	11,423
Prepaid expenses and other current assets	(69)	(219)
Other assets	54	18
Accounts payable	(685)	(501)
Accrued liabilities, payroll and payroll-related expenses	(2,458)	(2,503)
Deferred revenue	(256)	(2,752)
Income taxes payable	179	81
Long-term liabilities	(18)	(29)

Net cash provided by operating activities	1,782	5,093

Cash flows from investing activities:
Purchases of short-term investments	(5)	(69)
Proceeds from sales and maturities of short-term investments	8	—
Purchases of property and equipment	(149)	(138)

Net cash used in investing activities	(146)	(207)

Cash flows from financing activities:
Proceeds from sale of common stock	527	—
Purchases of common stock	—	(175)

Net cash provided by (used in) financing activities	527	(175)

Effect of exchange rate changes on cash	(22)	27

Net increase in cash and cash equivalents	2,141	4,738
Cash and cash equivalents, beginning of period	20,160	24,014

Cash and cash equivalents, end of period	$22,301	$28,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial data

The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2004 could differ materially from those reported in this quarterly report on Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. The financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

Short-term investments

The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments classified as available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, reported in the balance sheet as “Accumulated other comprehensive loss”. Held-to-maturity securities are valued using the amortized cost method. At March 31, 2004 and December 31, 2003, the fair value of the time deposit investments, which have original maturities in excess of 90 days, approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of the Company’s short-term investments by major security type consisted of the following as of March 31, 2004 and December 31, 2003 (in thousands):

Description	March 31, 2004	December 31, 2003
Time deposits	$3	$2
KANA Software, Inc*	183	137

Total	$186	$139

*	KANA Software, Inc. is a publicly traded company in which the Company owns a minority interest of less than 1%.

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

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. The following table provides a summary of the carrying amounts of other intangible assets (in thousands):

	March 31, 2004	December 31, 2003
Carrying amount of:
Developed technology	$11,289	$11,185
Customer base	3,177	3,177
RUMBA ® trade name	1,492	1,492
Patents & copyrights	399	399

Gross carrying amount of other intangibles	16,357	16,253
Less accumulated amortization:
Developed technology	(10,542)	(10,139)
Customer base	(2,928)	(2,835)
RUMBA trade name	(1,375)	(1,331)
Patents & copyrights	(370)	(357)

Net carrying amount of other intangibles	$1,142	$1,591

The aggregate amortization expense for the three months ended March 31, 2004 was $0.4 million. The aggregate amortization expense for the three months ended March 31, 2003 was $0.5 million.

Estimated future amortization for the remainder of 2004 is $1.1 million at which point the intangible assets will be fully amortized.

Accrued liabilities and restructuring

Accrued liabilities at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

Description	March 31, 2004	December 31, 2003
Current restructuring (see Note 4)	$844	$1,457
Other accruals	2,689	4,396

Total accrued liabilities	$3,533	$5,853

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

Concentrations of credit risk

Financial instruments, which subject the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. There were no customers that accounted for more than 10% of consolidated revenues in the three month period ended March 31, 2004 and 2003.

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

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(431)	$(1,188)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(199)	(523)

Pro forma net loss	$(630)	$(1,711)

Basic and diluted loss per share, as reported	$(0.05)	$(0.14)
Basic and diluted loss per share, pro forma	$(0.07)	$(0.20)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable periods:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Volatility	99.81%	90.98%
Risk-free interest rate	2.63%-2.98%	3.81%-.4.05%
Dividend yield	0.00%	0.00%
Expected term	3 - 4 months beyond vest date	3 - 4 months beyond vest date

Stock option exchange offer

On May 16, 2003 the Company announced a voluntary stock option exchange program for certain of its employees. The offer to exchange options, or Offer, was open to eligible option holders, excluding non-employee members of the board of directors and non-exempt employees, holding options to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or greater. In accordance with the terms of the Offer, participating employees tendered eligible options in exchange for replacement options. These replacement options were granted to employees at least six months and one day following the date their original options were tendered and cancelled. Under the terms of the Offer, replacement options vest and become exercisable for the balance of the option shares in accordance with the same type of installment vesting schedule that was in effect for the cancelled options, but measured from the grant date of the replacement options. In addition, no vesting credit was provided for the period between the date the original options were tendered and the date the replacement options were granted.

On June 13, 2003, employees tendered options to purchase an aggregate of 542,150 shares in connection with the Offer. These options were cancelled under the Company’s 1992 Stock Option Plan as amended and restated, and the 1999 Non-statutory Stock Option Plan as amended following their exchange. Subject to the continued employment of the employees who exchanged options, replacement options were granted on or around December 16, 2003. As of December 16, 2003, the number of tendered options eligible for replacement were reduced to 531,047 due to the termination of certain NetManage employees after June 13, 2003.

The exercise price of the replacement options of $4.78 per share was based on the fair market value of the Company’s common stock on the date the replacement options were granted. The fair market value of the Company’s common stock was equal to the last reported sale price of its common stock on the Nasdaq National Market on December 16, 2003.

The exchange program is being accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and results in no compensation expense.

Net loss per share

Basic net loss per share data has been computed using the weighted-average number of shares of common stock outstanding during the indicated periods. Diluted net loss per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. For the three month periods ended March 31, 2004 and 2003, the number of shares used in the computation of diluted loss per share was the same as those used for the computation of basic loss per share. For the three month periods ended March 31, 2004 and 2003, potentially dilutive securities (primarily stock options) are as shown in the following table and were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

	Three Months Ended March 31,
	2004	2003
Potentially dilutive shares	330,269	5,086

Income taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or its allowance in a period changes, the amount recognized as a provision for income taxes in the statement of operations could change. The income tax provision of $50,000 for the quarter ended March 31, 2004 resulted primarily from an international tax provision of $31,000 and U.S. state tax expense of $19,000. The income tax benefit of $317,000 for the quarter ended March 31, 2003 resulted primarily from German tax refunds of $481,000, and a U.S. tax benefit of $2,000, offset in part by an international tax expense of $166,000.

Recent accounting pronouncements

The FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) in January 2003, and a revised interpretation of FIN 46 (FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R with respect to any such arrangements entered into after January 31, 2003, beginning in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provision of FIN 46-R in the second quarter of fiscal 2004. The adoption of FIN 46-R did not have an impact on the financial position, results of operations or cash flows of the Company.

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

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The adoption of FIN 45 did not have a material affect on the financial statements.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the current year presentation.

4. Restructuring of operations

On January 31, 2003, the Company announced a restructuring of operations designed to refocus its operations around its core business functions, to relocate certain of its functional operations to the Company’s corporate headquarters, and to reduce operating expenses. As part of the restructuring, the Company reduced its workforce in excess of 30%. As of March 31, 2004 the Company recorded a total of $3.0 million in charges to operating expenses related to these restructuring activities. The distribution of the reduction in workforce was as follows:

	Terminations	Replacements	Net Reduction
Operations	10	6	4
Services	14	1	13
Research and development	19	—	19
Sales and marketing	44	4	40
General and administrative	24	5	19

Total	111	16	95

The restructuring charge for the three month period ended March 31, 2004 includes approximately $9,000 of employee severance and related expenses, and the reduction of approximately $0.2 million facility expenses related to the reversal of restructuring costs for our leased facility in Ottawa, due to the sublease of space during the quarter. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $3.0 million, which is expected to be funded from operations and existing cash balances. As of March 31, 2004, the Company had incurred net costs totaling $3.0 million related to the restructuring, which required $2.7 million in cash expenditures. The remaining reserve related to this restructuring is approximately $0.3 million, and is included in accrued liabilities as of March 31, 2004.

The following table lists the components of the January 2003 restructuring reserve for the three month period ended March 31, 2004 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2003	$222	$324	$546
Net change in estimate recorded as a decrease in restructuring expense	9	(162)	(153)
Reserve utilized in three months ended March 31, 2004	(63)	(17)	(80)

Balance at March 31, 2004	$168	$145	$313

On August 8, 2002, the Company announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, the Company intended to reduce its workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for Company operations and $2.0 million of employee severance and other related expenses. In March 2003, based on a review of current operations, the decision was made to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a $1.2 million reversal of the restructuring accrual as of March 31, 2003, and a corresponding reduction of restructuring expense for the three months then ended. Such reversal was comprised of expected employee costs of approximately $0.8 million and expected facilities expenses of approximately $0.4 million. In June 2003, the Company recorded an additional $40,000 in restructuring expense relating to employee severance and other related expenses in Latin America. In September 2003, the Company recorded a reduction in obligations of approximately $25,000. This reduction resulted from the following: i) a reduction of the estimate of excess facility costs of approximately $0.9 million from the continued use of facilities scheduled for closure; ii) an offsetting change in estimate of approximately $1.0 million, resulting from the Company’s inability to sublet its excess space at certain facilities as the result of the short remaining lease term for these facilities and the slow real estate market that does not support subleasing of the facilities; iii) a reduction of approximately $46,000 in estimated property and equipment costs used in on-going operations instead of disposal; iv) a reduction in the estimated exit costs (moving, broker fees, travel, temporary labor costs) of approximately $64,000; and v) a reduction in expected employee related costs of approximately $19,000.

The distribution of the reduction in workforce as of March 31, 2004 was as follows:

	Terminations	Retained	Net Reduction
Operations	6	—	6
Services	17	—	17
Research and development	53	—	53
Sales and marketing	22	8	14
General and administrative	11	1	10

Total	109	9	100

As of March 31, 2004, the Company had incurred costs totaling $2.8 million related to this restructuring accrual which will require $2.6 million in cash expenditures. The remaining reserve related to this restructuring is approximately $0.5 million, and is included in accrued liabilities as of March 31, 2004. In March 2004, the Company recorded a further reduction in restructuring expenses composed of approximately $36,000 in reduced employee severance costs in Belgium and approximately $6,000 in facilities expenses primarily as a result of foreign exchange adjustments on future commitments.

The following table lists the components of the August 2002 restructuring reserve for the three month period ended March 31, 2004 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2003	$156	$674	$830
Net change in estimate recorded as a reduction of restructuring expense	(36)	(6)	(42)
Reserve utilized in three months ended March 31, 2004	(120)	(171)	(291)

Balance at March 31, 2004	$—	$497	$497

In the fourth quarter of 1999, following the acquisitions of Wall Data, Incorporated and Simware Inc., the Company initiated a plan to restructure its worldwide operations in order to integrate the operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The remaining reserve related to this restructuring is approximately $26,000, and is included in accrued liabilities as of March 31, 2004.

The following table lists the components of the restructuring reserve for the three month period ended March 31, 2004 (in thousands):

Excess Facilities
Balance at December 31, 2003	$104
Reserve utilized in three months ended March 31, 2004	(78)

Balance at March 31, 2004	$26

In August 1998, following the acquisition of FTP Software Inc., the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. In March 2004, the Company recorded an increase in the restructuring expense of approximately $19,000 related to the Company’s inability to sublease excess space and approximately $9,000 related to foreign exchange adjustments on long term lease commitments. The remaining reserve related to this restructuring at March 31, 2004 is approximately $0.3 million and is included in accrued liabilities.

The following table lists the components of the FTP restructuring reserve for the three month period ended March 31, 2004 (in thousands):

Excess Facilities
Balance at December 31, 2003	$313
Change in estimate recorded as an increase of restructuring expense	28
Reserve utilized in three months ended March 31, 2004	(21)

Balance at March 31, 2004	$320

5. Commitments and contingencies

Legal proceedings

The information required by this item is incorporated herein by reference from the information contained in our Form 10-K for the fiscal year ended December 31, 2003 under the caption “Legal Proceedings.”

In addition, the Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The company does not have any capital leases. As of March 31, 2004, future minimum rental and lease payments, net of any sublease income, under non-cancelable operating leases are as follows:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
Operating leases	$9,631	$3,807	$2,399	$1,628	$1,797

Other

As an element of its standard commercial terms, the Company includes an indemnification clause in its software licensing agreements that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement by the Company’s software. The Company’s indemnification limitation is the cost to defend any third party claim brought against the Company’s customers and to the maximum a refund of the purchase price.

6. Segment information

The Company determines its segments based on how its Chief Executive Officer assesses performance and allocates resources. Through the fourth quarter of 2003, the Company presented segment information based on two reportable segments: Host Access and Host Integration. In the eyes of our customers and industry analysts, these two markets have merged. Beginning in January 2004, NetManage’s Chief Executive Officer no longer evaluates the business by those former segments but views the business within a single segment.

The Company now markets its products under the NetManage Host Access Platform (HAP) which incorporates the Company’s complete range of access, presentation and integration services designed to provide NetManage’s customers with a wide range of flexible options to help address their evolving business needs in this area. NetManage’s HAP includes solutions from both of the Company’s major product lines: RUMBA providing client-side solutions and OnWeb providing server-side solutions. These two product lines have similar economic characteristics and are similar with respect to the nature of the products, the nature of the production processes, the type of customer that the products are sold to and the methods used to distribute the products.

8. Related party transactions

On May 28, 2003, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison will receive compensation in consideration for consultancy and advisory services he is providing the Company over a two-year period. The terms of the agreement require the Company to pay Dr. Harrison a fixed fee of $0.1 million per year, and a one time grant to Dr. Harrison of an option to purchase 146,800 shares of the Company’s common stock, at an exercise price of $1.92 per share (which represents the quoted market price of the stock at the date of grant). The option vests on a monthly basis over the two-year term of the agreement. The option expires five years from the date of issuance. The fair value of the option was determined using the Black-Scholes option pricing model with the following assumptions: stock price $2.95—$9.65; no dividends; risk free interest rate of 2.00%—2.89%; volatility of 63%—99%; and a contractual life of five years. The fair value of the option is subject to change over the vesting period of the option based on changes in the underlying assumptions (variable award accounting). For the three months ended March 31, 2004, the Company had recorded approximately $0.5 million in compensation expense under this agreement, based on an aggregate option fair value of $1.0 million. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003. For the three months ended March 31, 2004, the Company recorded total aggregate cash and non-cash compensation of $0.6 million under General and Administrative expense in the Consolidated Statements of Operations.

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

We develop and market software solutions that allow our customers to access and leverage applications, business processes and data on International Business Machines Corporation (IBM) corporate mainframe computers and compatibles, IBM midrange computers such as iSeries (formerly AS/400), and on UNIX based servers. We provide professional support, maintenance, and technical consultancy services to our customers in association with the products we develop and market.

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

We market our products under the NetManage HAP which incorporates our complete range of access, presentation and integration services designed to provide our customers with a wide range of flexible options to help address their evolving business needs in this area. Both our RUMBA® products and OnWeb® products are integral components of the NetManage HAP.

HAP ties together our RUMBA desktop host access technologies and our server-based OnWeb solution for access, presentation, and integration services. As a result, customers can extend host applications to support new Web-based business initiatives, consolidate and integrate host-based information, and operate normal business processes as they migrate to packaged applications using a variety of Web services.

Results of operations

During the past several years, we have implemented initiatives designed to control costs and reduce operating expenses, including the discontinuance of several low revenue-generating products and the implementation of worldwide restructurings of our operations.

For the three month period ended March 31, 2004 as compared to March 31, 2003, we experienced a reduction in revenues, which we believe relate to the recent depressed North American and European economies. Customers, because of uncertainties within their own businesses, postponed or canceled decisions to purchase technology. However, we anticipate improvements in the current business environment through the remainder of 2004. Until we have positive reinforcement on the improving economy we will continue to focus on improving our operations and reduce our operating expenses to bring them more in line with our anticipated revenue levels.

On January 31, 2003, NetManage announced a restructuring of its operations designed to meet those goals. As part of the restructuring, NetManage reduced its workforce in excess of 30%. As of March 31, 2004, we have recorded a total of $3.0 million in charges to operating expenses related to these restructuring activities, consisting of approximately $0.5 million of expenses related to leased facilities no longer needed for the Company’s operations and $2.5 million of employee severance and other related expenses (See Note 4 to Financial Statements- Restructuring of operations).

On August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of this restructuring, we intended to reduce our workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for company operations and $2.0 million of employee severance and other related expenses for employee terminations. In March 2003, based on a review of current operations, we decided to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a $1.2 million reversal of the restructuring accrual as of March 31, 2003, and a corresponding reduction of restructuring expense for the three months then ended. Such reversal was comprised of expected employee costs of approximately $0.8 million and expected facilities expenses of approximately $0.4 million. In June 2003, NetManage recorded an additional $40,000 in restructuring expense relating to employee termination costs in Latin America. In September 2003, the Company recorded a reduction in obligations of approximately $25,000 associated with the August 2002 restructuring. The reduction resulted from the following: (i) a reduction of facility costs of approximately $0.9 million from the continued use of facilities scheduled for closure; (ii) an offsetting change in estimate of approximately $1.0 million, resulting from the Company’s inability to sublet its excess space as a result of the short remaining lease term for these facilities and the slow real estate market that does not support subleasing of the facilities; (iii) a reduction of approximately $46,000 in estimated property, plant, and equipment costs used in on-going operations instead of being disposed; (iv) a reduction in the estimated exit costs (moving, broker fees, travel, temporary labor costs) of approximately $64,000, and; (v) a reduction in expected employee related costs of approximately $19,000.

The Company has recorded other restructuring charges in the past as described in Note 4 to Financial Statements – Restructuring of operations.

Over the last three years, we have experienced significant revenue reduction in each quarter compared to the same quarter of the previous year. This trend continued, to a lesser extent in the first quarter of 2004. In some cases, customers chose to reduce the number of desktop units at the time of annual maintenance renewal to reflect a reduction-in-force at their facilities, or they continued to postpone buying decisions due to budget constraints. There can be no assurance that revenues will increase at all in future periods, but we are encouraged about recent positive changes to the North America economy.

Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Our operating expense levels are based, in part, on our expectation of future revenues and, to a large extent, are fixed. In the first quarter of 2004, operating expenses, excluding restructuring charges, continued to decline when compared to the first quarter of 2003, and may fluctuate as a percentage of net revenues as we develop and introduce new products.

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

Three months ended March 31, 2004 compared to March 31, 2003 (dollars in millions):

	Three months ended March 31,
	2004	2003	Change
	(As restated)
Net revenues
License fees	$4.8	$6.0	$(1.2)	-20%
Services	7.1	8.1	(1.0)	-12%

Total net revenues	11.9	14.1	(2.2)	-16%
As a percentage of net revenues:
License fees	40.3%	42.6%
Services	59.7%	57.4%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$4.4	$5.5	$(1.1)	-20%
Gross margin - service	6.2	6.8	(0.6)	-9%
Gross margin - amortization of developed technology	(0.3)	(0.3)	0.0	—

Total gross margin	$10.3	$12.0	$(1.7)	-14%
As a percentage of net revenues:
Gross margin - license fees	37.0%	39.0%
Gross margin - service	52.1%	48.2%
Gross margin - amortization of developed technology	-2.5%	-2.1%

Total gross margin	86.6%	85.1%
Research and development	$1.8	$2.6	$(0.8)	-31%
As a percentage of net revenues:	15.1%	18.4%
Sales and marketing	$5.5	$7.5	$(2.0)	-27%
As a percentage of net revenues:	46.2%	53.2%
General and administrative	$2.9	$2.7	$0.2	7%
As a percentage of net revenues:	24.4%	19.1%
Restructuring charge, net	$(0.2)	$0.6	$(0.8)	-133%
As a percentage of net revenues:	-0.2%	4.3%
Amortization of intangibles	$0.2	$0.2	$—	—
As a percentage of net revenues:	1.7%	1.4%
Loss on investment, net	$—	$—	$—	—
As a percentage of net revenues:	0.0%	0.0%
Interest income (expense) and other, net	$0.1	$0.1	$—	—
As a percentage of net revenues:	0.8%	0.7%
Foreign currency transaction losses	$(0.6)	$—	$(0.6)	—
As a percentage of net revenues:	-5.0%	0.0%
Provision (benefit) for income taxes	$0.0	$(0.3)	$0.3	100%
Effective tax rate	0.0%	2.1%
Net loss	$(0.4)	$(1.2)	$0.8	67%
As a percentage of net revenues:	-3.4%	-8.5%

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

License fees decreased $1.2 million, and services revenues decreased $1.0 million, a total of $2.2 million for the three month period ended March 31, 2004 as compared to the same period in 2003. We believe these decreases result primarily from customer decisions to cancel or postpone purchases of our products, due to the recent slow down in the North American and European economies, competitive pressures on our average selling prices, and financial pressures experienced by our customers and targeted customers.

We have operations worldwide with sales offices located in the United States, Europe, Canada, and customer support and research and development facilities in Canada and Israel. Revenues outside of the United States and Canada as a percentage of total net revenues were approximately 27% and 26% for the three months ended March 31, 2004 and 2003, respectively.

There were no customers that accounted for more than 10% of consolidated revenues in each of the three month periods ended March 31, 2004 and 2003.

Gross margin

Gross margin for both license fees and services decreased in absolute dollars for the three months ended March 31, 2004 as compared to the first quarter of 2003, primarily because of the decline in net revenues of 16%, but was offset in part by cost reductions associated with the reduction in headcount of 9 full time employees in the Operations, Customer Support, and Consulting groups, the reduction of the number of software distribution centers, and the implementation of electronic distribution initiatives.

Gross margin for license fees as a percentage of net revenues decreased from 39.0% to 37.0% for the three month period ending March 31, 2004 as compared to the same period in 2003, primarily because of the 20.0% reduction in license fees, offset in part by the above noted expense reduction measures. The gross margin for services increased from 48.2% to 52.1% primarily because of cost reductions, offset in part by a reduction in services revenues of 12.3%.

Gross margin for amortization of intangibles consists of the amortization of developed technology recorded as a result of software and developed technology acquired through several acquisitions. Amortization of developed technology is recorded on a straight-line basis over the estimated life of five years.

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

Research and development

Research and development, or R&D, expenses consist primarily of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R&D expenses decreased in dollar amounts and as a percentage of net revenues for the three month period ended March 31, 2004 as compared to the same period in 2003, primarily as a result of a reduction in headcount of 13 full-time employees, and ongoing cost reduction efforts in 2004 and 2003.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established, which we categorize as a working model and beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors; including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in the three months ended March 31, 2004.

Sales and marketing

Sales and marketing expenses consist primarily of the salaries of sales and marketing personnel, commissions, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased in dollar amounts and as a percentage of net revenues for the three period month ended March 31, 2004 as compared to the same periods in 2003, primarily due to a reduction in headcount of 31 full-time sales employees and support staff from the first quarter of 2003 to the first quarter of 2004 and our ongoing cost reduction efforts in 2003 and 2004. Sales and marketing expenses for the three month period ended March 31, 2003 also included an allocation of approximately $0.1 million for a Company sales incentive goal for 2003., It was concluded that the sales incentive was not achieved, and we reversed $0.1 million in sales and marketing expense in the quarter ended March 31, 2004. In the first quarter of 2004, a corporate bonus, which related to and was accrued for in the fourth quarter of 2003 was paid.

General and administrative

General and administrative expenses consist primarily of salaries, benefits, accounting, operating, legal, and proportionate shares of occupancy and IT expenses for our human resources, legal, finance and general management functions. General and administrative expenses increased in the first quarter to $2.9 million from $2.7 million for the same period in 2003, and were 24.4% versus 19.1% as a percentage of net revenues for the three month period ended March 31, 2004 and 2003. The increase as a percentage of net revenues is primarily attributable to the decrease in net revenues over the same period of time. The primary reason for the increase in general and administrative expenses was the variable compensation costs for stock options, as described in Note 8 to Financial Statements “Related party transactions”.

Interest income (expense) and other, net

Interest income (expense) and other, net for the three months March 31, 2004 and 2003, respectively, are comprised of the following table:

	Three months ended March 31,
	2004	2003
Interest income:
On cash and investments	$45	$64
Interest expense	(1)	—
Other income (expense)	5	(1)

Total	$49	$63

The reduction in earned interest results from a reduction of our cash balances, and approximately 0.15% lower effective annual interest rates during the three month period ended March 31, 2004 as compared to the same period in 2003.

Transaction gains and losses from foreign currency activity exclude activity flowing through our inter-company accounts (see below).

Foreign currency transaction gains (losses)

For the three month period ended March 31, 2004, we recorded a transaction loss of approximately $0.6 million. For the three months ended March 31, 2003, we recorded a small transaction gain. These transaction gains and losses are attributable to fluctuations related primarily to the Israeli Shekel in relation to the Euro and U.S. dollar (USD). For the three month periods ended March 31, 2004 and 2003, the relationship of the Israeli Shekel to the Euro and to the USD was as follows:

	Three months ended March 31,
	2004	2003
USD % Change	3.9%	(0.6)%
Euro % Change	0.8%	2.37%

In those periods where the foreign currency change is positive, we recorded a transaction loss related to fluctuations related primarily in the Israeli Shekel. Conversely, in those periods where the foreign currency change is negative, we recorded a transaction gain.

Provision for income taxes

Our effective tax rate for 2004 is less than 1% due to our current tax loss position. Income taxes include primarily international taxes and state taxes. The income tax provision of $50,000 for the quarter ended March 31, 2004 resulted primarily from an international tax provision of $31,000, and U.S. state tax expense of $19,000. The income tax benefit of $317,000 for the three months ended March 31, 2003 resulted primarily from German tax refunds of $481,000, and a U.S. tax benefit of $2,000, offset in part by an international tax expense of $166,000.

Liquidity and capital resources

March 31, 2004
(in millions)
Consists of:
Cash and cash equivalents	$22.3
Short-term investments	0.2
For the three month period:
Net cash provided by operating activities	1.8
Net cash used in investing activities	(0.1)
Net cash provided by financing activities	0.5

Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary stock offerings and preferred stock issuances, from which we derived aggregated net proceeds of approximately $72.5 million. We do not have a bank line of credit.

Our aggregate cash, cash equivalents and short-term investments increased from $20.3 million as of December 31, 2003 to $22.5 million as of March 31, 2004. Cash provided by operating activities, resulted primarily from collections of accounts receivables and various non-cash expenses included in the net loss in the first quarter, offset by the reduction in accounts payable, accrued liabilities, payroll and payroll-related expenses, deferred revenues, and long-term liabilities, and a decrease in income taxes payable.

Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any material commitments with regard to future capital expenditures at this time.

Net cash provided by financing activities in the three month period ended March 31, 2004 reflects the exercise of options by our employees as governed by our employee stock option plan.

Our Board of Directors has authorized the purchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. During the three months ended March 31, 2004, we did not repurchase any shares of our common stock. Cumulatively as of March 31, 2004, we have repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for an approximate total cost of $20.8 million.

At March 31, 2004, we had working capital of $9.6 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We do not use off balance sheet financing arrangements as a source of liquidity or financing.

Contractual obligations

A table of our contractual obligations as of March 31, 2004 is as follows:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
Operating leases	$9,631	$3,807	$2,399	$1,628	$1,797

Off-balance sheet arrangements

As of March 31, 2004, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended.

Stock option exchange offer

On May 16, 2003 the Company announced a voluntary stock option exchange program for certain of its employees. The offer to exchange options, or Offer, was open to eligible option holders, excluding non-employee members of the board of directors and non-exempt employees, holding options to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or greater. In accordance with the terms of the Offer, participating employees tendered eligible options in exchange for replacement options. These replacement options were then granted to employees at least six months and one day following the date their original options were tendered and cancelled. Under the terms of the Offer, replacement options vest and become exercisable for the balance of the option shares in accordance with the same type of installment vesting schedule that was in effect for the cancelled options, but measured from the grant date of the replacement options, and no vesting credit was provided for the period between the date the original options were tendered and the date the replacement options were granted.

The Company has issued options under the Company Plans to provide employees with an opportunity to acquire or increase their ownership interest in NetManage, thereby creating a stronger incentive for them to continue their employment with the Company and to contribute to the attainment of the Company’s business and financial objectives and the creation of value for all the Company’s stockholders. The reason for this offer was that many of the outstanding options, whether or not they were currently exercisable, had exercise prices that were significantly higher than the current market price of the Company’s Common Stock. For this reason, the Company believed that these options did not effectively retain and motivate employees and were unlikely to be exercised in the foreseeable future. By making the offer to exchange outstanding options for replacement options that will have an exercise price equal to the market value of our Common Stock on the grant date, the Company wanted to provide its employees a benefit of owning options that over time may have a greater potential to increase in value, thereby provide them with a more meaningful incentive to remain with the Company, to contribute to the attainment of the Company’s business and financial objectives, and to create value for all the Company’s stockholders.

On June 13, 2003, employees tendered options to purchase a total of 542,150 shares in connection with the Offer, which were cancelled under our 1992 Stock Option Plan as amended, and our 1999 Non-statutory Stock Option Plan following their exchange. Subject to the continued employment of the employees who exchanged options, replacement options were granted on December 16, 2003. As of December 16, 2003, the number of tendered options eligible for replacement were reduced to 531,047 due to the termination of certain NetManage employees after June 13, 2003.

The exercise price of the replacement options were based on the fair market value of the Company’s common stock on the date the replacement options are granted. The fair market value of the Company’s common stock was $4.78 per share which was equal to the last reported sale price of its common stock on the Nasdaq National Market on December 16, 2003.

The exchange program is being accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and results in no compensation expense.

Critical accounting policies

Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 26, 2004. As of the date of the filing of this Quarterly Report, the Company has not identified any critical accounting policies other than those discussed in our Annual Report for the year ended December 31, 2003.

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

Foreign currency risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately ten foreign currencies worldwide, of which the most significant to our operations are the euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. The net results of the transaction gains or losses appear in the line entitled foreign currency transaction gain or loss in the Consolidated Statement of Operations. At the end of each period, the translation of Consolidated Balance Sheet from local currency to the group currency appear in the Consolidated Statement of Comprehensive Loss under the foreign currency translation adjustments line.

The following table presents the potential impact on cash flow of changes in exchange rates as noted (in thousands):

	Cash flow impact on change in exchange rates
	Fair Value as of March 31, 2004	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1)	$9,740	$(796)	$(501)	$410	$588

Accounts payable (1)	(1,610)	205	129	(106)	(152)

Intercompany with U.S. (2)	(12,332)	2,185	1,376	(1,125)	(1,615)

(1)	The offset entry for this change in exchange rates would be to Accumulated comprehensive loss in the Consolidated Balance Sheets.
(2)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of March 31, 2004 and that there is no change in rates between the various non U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Consolidated Statements of Operations.

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

We have experienced, and expect to experience in future periods, significant fluctuations in operating results that may be caused by many factors including, among others:

•	general economic conditions, in particular, the slowdown of purchases of information technology due to current economic conditions in North America and internationally;

•	changes in demand for our products;

•	introduction or enhancements to our products and those of our competitors;

•	technological changes in computer networking;

•	competitive pricing pressures;

•	market acceptance of new products;

•	customer order deferrals in anticipation of new products and product enhancements;

•	the size and timing of individual product orders;

•	mix of international and domestic revenues;

•	mix of distribution channels through which our products are sold;

•	loss of, or failure to enter into, strategic alliances to develop or promote our products;

•	quality control of our products;

•	changes in our operating expenses;

•	personnel changes;

•	foreign currency exchange rates;

•	seasonality; and

•	adverse business conditions in specific industries.

In addition, our acquisition of complementary businesses, products or technologies has in the past caused and many continue to cause fluctuations in our operating results due to in-process research and development charges, the amortization of acquired intangible assets, and integration costs recorded in connection with acquisitions.

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

We had a net loss in the first quarter of 2004 of $0.4 million and a net loss of approximately $2.7 million for the year ended December 31, 2003. We have not achieved profitability on an annual basis since 1995, and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, price competition may make it difficult for us to achieve profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We expect prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our revenues or to maintain our prices and profit margins. We need to significantly increase our sales volume and/or reduce our costs to be profitable in future periods. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. This could occur despite our efforts to introduce and enhance our existing products.

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

If we are not successful in asserting our patent rights, our business could be substantially harmed. At the present time, we have one patent pending and we have been issued approximately 18 patents from the U.S. Patent Office.

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

We derived approximately 27% of our net revenues from sales outside of North America (United States and Canada) during the quarter ended March 31, 2004. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

As of March 29, 2004, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 1.9 million shares, or approximately 21.6% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our stock option plan, our stockholder rights plan, and our certificate of incorporation and bylaws make changes of control difficult even if they would be beneficial to stockholders.

Our 1992 Stock Option Plan and our 1999 Nonstatutory Stock Option Plan currently provide, subject to certain limitations as defined in the plans, that in the event of a change of control of NetManage, all options outstanding under those plans would become fully vested and exercisable for at least 10 days prior to the consummation of such a change of control transaction. This acceleration of vesting provisions may have the effect of deterring or reducing the price that a potential acquirer would be willing to pay to acquire NetManage.

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

Item 3. Quantitative and qualitative disclosures about market risk

There have been no material changes in reported market risks since December 31, 2003. Information regarding interest rate risk and foreign currency risk is discussed herein in Item 2 under “Disclosure of Market Risk.”

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

An internal control system is designed to provide reasonable, but not absolute, assurance that the objectives of the control system are met, including, but not limited to, ensuring that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

Changes in internal controls.

There have been no significant changes in our internal controls during the Company’s most recent quarter, or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings

The information required by this item is incorporated herein by reference from the information contained in our Form 10-K for the fiscal year ended December 31, 2003 under the caption “Legal Proceedings.”

In addition, the Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Item 2. Changes in Securities

On May 16, 2003 the Company announced a voluntary stock option exchange program for certain of its employees. The offer to exchange options, or Offer, was open to eligible option holders, excluding non-employee members of the board of directors and non-exempt employees, holding options to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or greater. In accordance with the terms of the Offer, participating employees tendered eligible options in exchange for replacement options. These replacement options will then be granted to employees at least six months and one day following the date their original options were tendered and cancelled. Under the terms of the Offer, replacement options vest and become exercisable for the balance of the option shares in accordance with the same type of installment vesting schedule that was in effect for the cancelled options, but measured from the grant date of the replacement options. In addition no vesting credit was provided for the period between the date the original options were tendered and the date the replacement options were granted.

On June 13, 2003, employees tendered options to purchase an aggregate of 542,150 shares in connection with the Offer. These options were cancelled under the Company’s 1992 Stock Option Plan as amended and restated, and the 1999 Non-statutory Stock Option Plan as amended following their exchange. Subject to the continued employment of the employees who exchanged options, replacement options were granted on or around December 16, 2003. As of December 16, 2003, the number of tendered options eligible for replacement were reduced to 531,047 due to the termination of certain NetManage employees after June 13, 2003.

The exercise price of the replacement options of $4.78 per share were based on the fair market value of the Company’s common stock on the date the replacement options. The fair market value of the Company’s common stock was equal to the last reported sale price of its common stock on the Nasdaq National Market.

The exchange program is being accounted for in accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and results in no compensation expense.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

We file electronically with the Securities and Exchange Commission (“SE”) our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the 1934 Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http:// www.sec.gov.

On April 26, 2004, the Company filed a current report on Form 8-K, announcing its first quarter fiscal 2004 financial results for the three ended March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K.

1. On April 26, 2004, the Company filed a current report on Form 8-K, announcing its first quarter fiscal 2004 financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC.
(Registrant)

DATE: May 14, 2004	By:	/s/ Michael Peckham
Chief Financial Officer and Senior Vice President (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.