Form 10-Q
period 2004-06-30
NETMANAGE INC
filed 2004-08-10
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of registrant’s common stock outstanding as of July 31, 2004: 8,893,618.

NetManage, Inc.

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,064	$20,160
Short-term investments	134	139
Accounts receivable, net of allowances of $977 and $922, respectively	7,701	12,781
Prepaid expenses and other current assets	3,177	3,204

Total current assets	33,076	36,284

Property and equipment, at cost:
Computer software and equipment	1,649	1,686
Furniture and fixtures	5,108	5,501
Leasehold improvements	1,599	1,356

	8,356	8,543
Less-accumulated depreciation	(6,238)	(6,364)

Net property and equipment	2,118	2,179

Goodwill	1,762	1,762
Other intangibles, net	640	1,591
Other assets	62	35

Total assets	$37,658	$41,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,872	$2,328
Accrued liabilities	3,170	5,853
Accrued payroll and related expenses	2,489	3,079
Deferred revenue	14,020	15,939
Income taxes payable	1,410	1,238

Total current liabilities	22,961	28,437
Long-term liabilities	533	584

Total liabilities	23,494	29,021

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value - Authorized - 36,000,000 and 125,000,000 shares, respectively Issued – 10,968,499 and 10,787,553 shares, respectively Outstanding - 8,891,651 and 8,710,705 shares, respectively	110	108
Treasury stock, at cost - 2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	179,412	178,080
Accumulated deficit	(141,016)	(140,842)
Accumulated other comprehensive loss	(3,538)	(3,712)

Total stockholders’ equity	14,164	12,830

Total liabilities and stockholders’ equity	$37,658	$41,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues:
License fees	$3,967	$4,227	$8,757	$10,236
Services	7,029	7,645	14,119	15,754

Total net revenues	10,996	11,872	22,876	25,990

Cost of revenues:
License fees	350	558	746	1,076
Services	883	1,206	1,797	2,527
Amortization of developed technology	334	349	587	659

Total cost of revenues	1,567	2,113	3,130	4,262

Gross margin	9,429	9,759	19,746	21,728

Operating expenses:
Research and development	1,740	2,103	3,525	4,716
Sales and marketing	5,200	6,174	10,741	13,635
General and administrative	2,194	3,032	5,060	5,769
Restructuring charges, net	29	909	(138)	1,490
Amortization of intangible assets	149	150	299	299

Total operating expenses	9,312	12,368	19,487	25,909

Income (loss) from operations	117	(2,609)	259	(4,181)
Loss on investments, net	—	—	—	(32)
Interest income (expense) and other, net	(17)	57	32	120
Foreign currency transaction gains (losses)	213	854	(359)	890

Income (loss) before income taxes	313	(1,698)	(68)	(3,203)
Provision (benefit) for income taxes	56	16	106	(301)

Net income (loss)	$257	$(1,714)	$(174)	$(2,902)

Net income (loss) per share:
Basic	$0.03	$(0.20)	$(0.02)	$(0.34)
Diluted	$0.03	$(0.20)	$(0.02)	$(0.34)
Weighted average common shares:
Basic	8,868	8,650	8,817	8,636
Diluted	9,469	8,650	8,817	8,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$257	$(1,714)	$(174)	$(2,902)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(87)	(39)	(41)	47
Foreign currency translation adjustments, net	(267)	(1,016)	215	(1,050)

Total comprehensive income (loss)	$(97)	$(2,769)	$—	$(3,905)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(174)	$(2,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,413	1,625
Loss on disposal of property, plant and equipment	10	36
Provision for doubtful accounts and returns	171	25
Stock compensation expense	531	—
Loss on investments, net	—	32
Changes in operating assets and liabilities:
Accounts receivable	4,909	12,103
Prepaid expenses and other current assets	20	(186)
Other assets	(30)	(92)
Accounts payable	(423)	(173)
Accrued liabilities, payroll and payroll-related expenses	(3,139)	(2,506)
Deferred revenue	(1,820)	(5,186)
Income taxes payable	153	221
Long-term liabilities	(49)	(65)

Net cash provided by operating activities	1,572	2,932

Cash flows from investing activities:
Purchases of short-term investments	(26)	(184)
Proceeds from sales and maturities of short-term investments	30	36
Purchases of property and equipment	(530)	(261)

Net cash used in investing activities	(526)	(409)

Cash flows from financing activities:
Proceeds from sale of common stock	803	32
Purchases of common stock	—	(175)

Net cash provided by (used in) financing activities	803	(143)

Effect of exchange rate changes on cash	55	(645)

Net increase in cash and cash equivalents	1,904	1,735
Cash and cash equivalents, beginning of period	20,160	24,014

Cash and cash equivalents, end of period	$22,064	$25,749

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

3. Summary of significant accounting policies

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation, foreign exchange contracts and comprehensive income (loss)

The functional currency of the Company’s foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in net income (loss).

The Company currently does not enter into financial instruments for either trading or speculative purposes.

Total comprehensive income (loss) is comprised of net income (loss) and other comprehensive items such as foreign currency translation gain (loss) and unrealized gains or losses on marketable securities classified as available for sale.

Short-term investments

The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments classified as available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, reported in the condensed consolidated balance sheet as “Accumulated other comprehensive loss”. Held-to-maturity securities are valued using the amortized cost method. At June 30, 2004 and December 31, 2003, the fair value of the time deposit investments, which have original maturities in excess of 90 days, approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of the Company’s short-term investments by major security type consisted of the following as of June 30, 2004 and December 31, 2003 (in thousands):

Description	June 30, 2004	December 31, 2003
Time deposits	$37	$2
KANA Software, Inc*	97	137

	$134	$139

*	KANA Software, Inc. is a publicly traded company in which the Company owns a minority interest of less than 1%.

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

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. The following table provides a summary of the carrying amounts of other intangible assets (in thousands):

	June 30, 2004	December 31, 2003
Carrying amount of:
Developed technology	$11,110	$11,185
Customer base	3,177	3,177
RUMBA® trade name	1,492	1,492
Patents & copyrights	399	399

Gross carrying amount of other intangibles	16,178	16,253
Less accumulated amortization:
Developed technology	(10,716)	(10,139)
Customer base	(3,021)	(2,835)
RUMBA trade name	(1,419)	(1,331)
Patents & copyrights	(382)	(357)

Net carrying amount of other intangibles	$640	$1,591

The aggregate amortization expense for the three and six months ended June 30, 2004 was $0.5 million and $0.9 million respectively. The aggregate amortization expense for the three and six months ended June 30, 2003 was $0.5 million and $1.0 million respectively.

Estimated future amortization for the remainder of 2004 is $640,000 at which point the intangible assets will be fully amortized.

Accrued liabilities and restructuring

Accrued liabilities at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

Description	June 30, 2004	December 31, 2003
Current restructuring (see Note 4)	$593	$1,457
Other accruals	2,577	4,396

Total accrued liabilities	$3,170	$5,853

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

Concentrations of credit risk

Financial instruments, which subject the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. There were no customers that accounted for more than 10% of consolidated revenues in the three and six month periods ended June 30, 2004 and 2003.

Accounting for stock based compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amended annual and interim disclosure requirements of SFAS No. 123.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the method of accounting prescribed in APB Opinion No. 25 and, as a result, must provide pro forma disclosures of net income (loss) and income (loss) per share and other disclosures as if the fair value based method of accounting had been applied. Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$257	$(1,714)	$(174)	$(2,902)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(192)	(353)	(431)	(761)

Pro forma net income (loss)	$65	$(2,067)	$(605)	$(3,663)

Weighted average common shares:
Basic	8,868	8,650	8,817	8,636
Diluted	9,469	8,650	8,817	8,636
Basic income (loss) per share, as reported	$0.03	$(0.20)	$(0.02)	$(0.34)
Diluted income (loss) per share, as reported	$0.03	$(0.20)	$(0.02)	$(0.34)
Basic income (loss) per share, pro forma	$0.01	$(0.24)	$(0.07)	$(0.42)
Diluted income (loss) per share, pro forma	$0.01	$(0.24)	$(0.07)	$(0.42)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable periods:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Volatility	78.26%	89.59%	90.39%	90.90%
Risk-free interest rate	2.98-3.27%	2.63-3.27%	1.96-2.50%	1.96-2.72%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	3 -4 months beyond vest date	3 - 4 months beyond vest date	3 - 4 months beyond vest date	3 - 4 months beyond vest date

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

On June 13, 2003, employees tendered options to purchase an aggregate of 542,150 shares in connection with the Offer. These options were cancelled under the Company’s 1992 Stock Option Plan as amended and restated, and the 1999 Non-statutory Stock Option Plan as amended, or Company Plans, following their exchange. Subject to the continued employment of the employees who exchanged options, replacement options were granted on or around December 16, 2003. As of December 16, 2003, the number of tendered options eligible for replacement were reduced to 531,047 due to the termination of certain NetManage employees after June 13, 2003.

The exercise price of the replacement options of $4.78 per share was based on the fair market value of the Company’s common stock on the date the replacement options were granted. The fair market value of the Company’s common stock was equal to the last reported sale price of its common stock on the Nasdaq National Market on December 16, 2003.

The exchange program was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and resulted in no compensation expense.

Net income (loss) per share

Basic net income (loss) per share data has been computed using the weighted-average number of shares of common stock outstanding during the indicated periods. Diluted net income (loss) per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method.

For the three and six month periods ended June 30, 2004 and 2003, potentially dilutive securities, consisting of stock options, are as shown in the following table. In those periods in which a net loss was recorded, the potentially dilutive securities were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Potentially dilutive shares	601,818	39,032	530,307	36,260

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$257	$(1,714)	$(174)	$(2,902)
Shares used to compute basic net income (loss) per share	8,868	8,650	8,817	8,636
Potentially dilutive shares used to compute net income per share on a diluted basis	601	—	—	—
Shares used to compute diluted net income (loss) per share	9,469	8,650	8,817	8,636
Net income (loss) per share:
Basic	$0.03	$(0.20)	$(0.02)	$(0.34)
Diluted	$0.03	$(0.20)	$(0.02)	$(0.34)

Income taxes

As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s condensed consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or the allowance in a period changes, the amount recognized as a provision for income taxes in the statement of operations could change. The income tax provision of $56,000 for the quarter ended June 30, 2004 includes an international tax expense of $46,000 and U.S. state tax expense of $10,000. The income tax provision of $16,000 for the quarter ended June 30, 2003 is comprised of an international tax expense of $6,000 and U.S. state tax expense of $10,000. The income tax provision of $106,000 for the six months ended June 30, 2004 consists of an international tax expense of $78,000 and a U.S. state tax expense of $28,000. The income tax benefit of $301,000 for the six months ended June 30, 2003 resulted primarily from German tax refunds of $481,000, net of international tax expense of $172,000 and U.S. state tax expense of $8,000.

Recent accounting pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance for determining when an investment is other-than-temporally impaired. In addition, Issue 03-1 contains disclosure requirements regarding impairments that have not been recognized in the statement of operations which are effective with the Company’s annual report for the year ending December 31, 2004. Issue 03-1 requires that the company’s have the ability and intent to hold an investment that has a fair value less than its adjusted cost basis for a reasonable period of time to permit recovery of the investment.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

In April 2003 the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FASB Interpretation FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement had no impact on the Company’s financial position or results of operations.

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

Reclassifications

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the current year presentation.

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

The restructuring charge for the six month period ended June 30, 2004 includes approximately $31,000 of employee severance and related expenses, and the reduction of approximately $167,000 of facility expenses related to the reversal of restructuring costs for the Company’s leased facility in Ottawa, due to a partial sublease of space. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $3.1 million, which is expected to be funded from operations and existing cash balances. As of June 30, 2004, the Company had incurred net costs totaling $3.1 million related to the restructuring, which required $2.8 million in cash expenditures. The remaining reserve related to this restructuring is approximately $320,000, and is included in accrued liabilities as of June 30, 2004.

The following table lists the components of the January 2003 restructuring reserve for the six month period ended June 30, 2004 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2003	$222	$324	$546
Net change in estimate recorded in restructuring expense	31	(162)	(131)
Reserve utilized in six months ended June 30, 2004	(45)	(50)	(95)

Balance at June 30, 2004	$208	$112	$320

On August 8, 2002, the Company announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, the Company intended to reduce its workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for Company operations and $2.0 million of employee severance and other related expenses. In March 2003, based on a review of current operations, the decision was made to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a $1.3 million reversal of the restructuring accrual as of March 31, 2003, and a corresponding reduction of restructuring expense for the three months then ended. Such reversal was comprised of expected employee costs of approximately $0.9 million and expected facilities expenses of approximately $0.4 million. In June 2003, the Company recorded an additional $40,000 in restructuring expense relating to employee severance and other related expenses in Latin America. In September 2003, the Company recorded a reduction in obligations of approximately $25,000. This reduction resulted from the following: i) a reduction of the estimate of excess facility costs of approximately $0.9 million from the continued use of facilities scheduled for closure; ii) an offsetting change in estimate of approximately $1.0 million, resulting from the Company’s inability to sublet its excess space at certain facilities as the result of the short remaining lease term for these facilities and the slow real estate market that did not support subleasing of the facilities; iii) a reduction of approximately $46,000 in estimated property and equipment costs used in on-going operations instead of disposal; iv) a reduction in the estimated exit costs (moving, broker fees, travel, temporary labor costs) of approximately $64,000; and v) a reduction in expected employee related costs of approximately $19,000. In March 2004, the Company recorded a further reduction in restructuring expenses composed of approximately $36,000 in reduced employee severance costs in Belgium and approximately $6,000 in facilities expenses primarily as a result of foreign exchange adjustments on future commitments. In June 2004, the Company recorded an additional reduction in restructuring expenses of approximately $19,000 in facilities expenses primarily as a result of foreign exchange adjustments on future commitments.

The distribution of the reduction in workforce was as follows:

	Terminations	Retained	Net Reduction
Operations	6	—	6
Services	17	—	17
Research and development	53	—	53
Sales and marketing	22	8	14
General and administrative	11	1	10

Total	109	9	100

As of June 30, 2004, the Company had incurred costs totaling $3.0 million related to this restructuring accrual which required $2.8 million in cash expenditures. The remaining reserve related to this restructuring is approximately $307,000, and is included in accrued liabilities as of June 30, 2004.

The following table lists the components of the August 2002 restructuring reserve for the six month period ended June 30, 2004 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2003	$156	$674	$830
Net change in estimate recorded in restructuring expense	(36)	(25)	(61)
Reserve utilized in six months ended June 30, 2004	(120)	(342)	(462)

Balance at June 30, 2004	$—	$307	$307

In the fourth quarter of 1999, following the acquisitions of Wall Data, Incorporated and Simware Inc., the Company initiated a plan to restructure its worldwide operations in order to integrate the operations of the two acquired companies. In connection with this plan, the Company recorded a $3.8 million charge to operating expenses in 1999. The reserve has been fully utilized as of March 31, 2004 and all restructuring activities have been completed.

The following table lists the components of the restructuring reserve for the six month period ended June 30, 2004 (in thousands):

Excess Facilities
Balance at December 31, 2003	$104
Reserve utilized in six months ended June 30, 2004	(104)

Balance at June 30, 2004	$—

In August 1998, following the acquisition of FTP Software Inc., the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. In March 2004, the Company recorded an increase in the restructuring expense of approximately $19,000 related to the Company’s inability to sublease excess space and approximately $9,000 related to foreign exchange adjustments on long term lease commitments. In June 2004, the Company recorded an increase in the restructuring expense of approximately $25,000 of which approximately $17,000 related to the Company’s inability to sublease excess space and approximately $8,000 related to foreign exchange adjustments on long term lease commitments. The remaining reserve related to this restructuring at June 30, 2004 is approximately $320,000 and is included in accrued liabilities and in long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the six month period ended June 30, 2004 (in thousands):

Excess Facilities
Balance at December 31, 2003	$313
Change in estimate recorded in restructuring expense	53
Reserve utilized in six months ended June 30, 2004	(46)

Balance at June 30, 2004	$320

5. Commitments and contingencies

The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company does not have any capital leases. As of June 30, 2004, future minimum rental and lease payments, net of any sublease income, under non-cancelable operating leases are as follows:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
Operating leases	$9,370	$2,732	$1,460	$1,447	$3,731

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

The Company now markets its products under the NetManage Host Services Platform, or HSP, formerly referred to as the Host Access Platform, which incorporates the Company’s complete range of access, presentation and integration services designed to provide NetManage’s customers with flexibility in addressing their evolving business needs. NetManage’s HSP includes solutions from both of the Company’s major product lines: RUMBA providing client-side solutions and OnWeb providing server-side solutions and also features common services such as user management, monitoring and reporting of system usage and events, and end-to-end communications security. These two product lines have similar economic characteristics and are similar with respect to the nature of the products, the nature of the production processes, the type of customer that the products are sold to and the methods used to distribute the products.

7. Related party transactions

On May 28, 2003, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison will receive compensation in consideration for consultancy and advisory services he is providing the Company over a two-year period. The terms of the agreement require the Company to pay Dr. Harrison a fixed fee of $138,000 per year, and a one time grant to Dr. Harrison of an option to purchase 146,800 shares of the Company’s common stock, at an exercise price of $1.92 per share (which represents the quoted market price of the stock at the date of grant). The option vests on a monthly basis over the two-year term of the agreement. The option expires five years from the date of issuance. The fair value of the option was determined using the Black-Scholes option pricing model with the following assumptions: stock price $2.95—$9.65; no dividends; risk free interest rate of 2.00%—3.27%; volatility of 63%—99%; and a contractual life of five years. The fair value of the option is subject to change over the vesting period of the option based on changes in the underlying assumptions (variable award accounting). For the three months ended June 30, 2004, the Company recorded a credit of approximately $15,000 to compensation expense under this agreement and for the six months ended June 30, 2004, the Company has recorded approximately $531,000 in compensation expense under this agreement, based on an aggregate option fair value of $816,000. No compensation expense was recorded by the Company under this agreement for the three and six months ended June 30, 2003. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003. For the six months ended June 30, 2004, the Company recorded total aggregate cash and non-cash compensation of $600,000 related to this arrangement under General and Administrative expense in the Condensed Consolidated Statements of Operations.

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

Overview

We have operations worldwide with sales offices located in the United States, Europe, Canada, and Israel. We develop and market software and service solutions under NetManage’s Host Services Platform that are designed to enable our customers to access and leverage the considerable investment they have in their host-based business applications, processes and data. Our business is primarily focused on providing a broad spectrum of specific personal computer and network or application server-based software and tools. These products are designed to allow our customers to access and use their mission-critical line-of-business host applications and resources; to publish information from existing host systems in a web presentation, particularly to new users via the Internet; and to create new applications that leverage their existing host-based business processes.

Our business is also targeted at taking advantage of the trend of many corporations worldwide to adopt a services approach to leveraging their investment in host-based applications. Through a Services Oriented Architecture, or SOA, approach to application integration, which is delivered by one of the core components of the NetManage Host Services Platform, or HSP, we help our customers bridge between their existing systems and new applications based around the Java framework or the Microsoft .NET framework. By allowing our customers to deliver existing business processes as standards-based components and services via HSP, NetManage contributes to a corporation’s ability to gain a greater return on investment from, and extend the life of, their existing host-based applications and core business information systems. We also focus on taking advantage of major current industry trends: the continued expansion of the Internet and its adoption as a business infrastructure; the continued mobilization of personal computer users and the adoption of mobile information access and display devices; and the availability of broader access to corporate data and information for people internal and external to an organization.

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

Our principal products are compatible with Microsoft Windows Sever 2003, Windows XP, Windows 2000, Windows NT, and Windows 98 operating systems, on IBM operating systems, Novell, Inc. operating systems and various implementations of the industry standard UNIX operating system such as IBM’s AIX, Hewlett-Packard Company’s HP/UX, Sun Microsystems Inc.’s Solaris, and the open source Linux system.

We market our products under the NetManage HSP, formerly referred to as the Host Access Platform, which incorporates our complete range of access, presentation and integration services designed to provide our customers with a wide range of flexible options to help address their evolving business needs. Both our RUMBA® products and OnWeb® products are integral components of the NetManage HSP.

HSP ties together our RUMBA desktop host access technologies and our server-based OnWeb solutions for access, presentation, and integration services and features common services such as user management, monitoring and reporting of system usage and events, and end-to-end communications security. As a result, customers can, through HSP, deliver to their end users traditional access to existing host-based applications directly from the desktop or from the web, extend and rejuvenate host applications to support new Web-based business initiatives or consolidate and integrate host-based information with new applications and services through a SOA approach. In addition, for those customers who are moving from traditional in-house developed applications to packaged applications, HSP provides for a co-existence strategy allowing customers to continue to operate and deliver new value-add services while they migrate to a new environment.

Results of operations

During the past several years, we have implemented initiatives designed to control costs and reduce operating expenses, including the discontinuance of several low revenue-generating products and the implementation of worldwide restructurings of our operations.

For the three month period ended June 30, 2004 as compared to June 30, 2003, we experienced a reduction in revenues, which we believe relate primarily to the continuing soft North American and European economies. Customers, because of uncertainties within their own businesses, postponed or canceled decisions to purchase technology. However, we anticipate some improvement in the current business environment in the latter half of 2004. Until we have positive reinforcement on the improving economy we will continue to focus on improving our operations and reducing operating expenses.

On January 31, 2003, NetManage announced a restructuring of its operations designed to meet those goals. As part of the restructuring, NetManage reduced its workforce in excess of 30%. As of June 30, 2004, we have recorded a total of $3.1 million in charges to operating expenses related to these restructuring activities, consisting of approximately $0.5 million of expenses related to leased facilities no longer needed for the Company’s operations and $2.6 million of employee severance and other related expenses (See Note 4 to Condensed Consolidated Financial Statements - Restructuring of operations).

On August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of this restructuring, we intended to reduce our workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for Company operations and $2.0 million of employee severance and other related expenses for employee terminations. In March 2003, based on a review of current operations, we decided to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a $1.3 million reversal of the restructuring accrual as of March 31, 2003, and a corresponding reduction of restructuring expense for the three months then ended. Such reversal was comprised of expected employee costs of approximately $0.9 million and expected facilities expenses of approximately $0.4 million. In 2003, we recorded an additional reduction of approximately $9,000 in restructuring expenses related to these initiatives. In the six month period ended June 30, 2004, the Company recorded a further reduction in restructuring expenses composed of approximately $36,000 in reduced employee severance costs in Belgium and approximately $25,000 in facilities expenses primarily as a result of foreign exchange adjustments on future commitments.

The Company has recorded other restructuring charges in the past as described in Note 4 to Condensed Consolidated Financial Statements – Restructuring of operations.

Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Our operating expense levels are based, in part, on our expectation of future revenues and, to a large extent, are fixed. In the second quarter of 2004, operating expenses, excluding restructuring charges, continued to decline when compared to the second quarter of 2003, and may fluctuate as a percentage of net revenues on a quarterly basis.

At the Annual Meeting of Stockholders held on May 26, 2004, the stockholders voted to reduce the authorized capital of the Company to an aggregate of 37,000,000 shares consisting of 36,000,000 shares of common stock and 1,000,000 shares of preferred stock. The reduction in share capital will reduce the amount of Delaware franchise tax paid annually.

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

Three months ended June 30, 2004 compared to June 30, 2003 (dollars in millions):

	Three months ended June 30,
	2004	2003	Change
Net revenues
License fees	$4.0	$4.2	$(0.2)	-5%
Services	7.0	7.7	(0.7)	-9%

Total net revenues	11.0	11.9	(0.9)	-8%
As a percentage of net revenues:
License fees	36.4%	35.3%
Services	63.6%	64.7%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$3.6	$3.7	$(0.1)	-3%
Gross margin - services	6.1	6.4	(0.3)	-5%
Gross margin - amortization of developed technology	(0.3)	(0.3)	—	—

Total gross margin	$9.4	$9.8	$(0.4)	-4%
As a percentage of net revenues:
Gross margin - license fees	32.7%	31.1%
Gross margin - services	55.5%	53.8%
Gross margin - amortization of developed technology	-2.7%	-2.5%

Total gross margin	85.5%	82.4%
Research and development	$1.7	$2.1	$(0.4)	-19%
As a percentage of net revenues:	15.5%	17.6%
Sales and marketing	$5.2	$6.2	$(1.0)	-16%
As a percentage of net revenues:	47.3%	52.1%
General and administrative	$2.2	$3.0	$(0.8)	-27%
As a percentage of net revenues:	20.0%	25.2%
Restructuring charge, net	$—	$0.9	$(0.9)	-100%
As a percentage of net revenues:	0.0%	7.6%
Amortization of intangibles	$0.1	$0.2	$(0.1)	-50%
As a percentage of net revenues:	0.9%	1.7%
Interest income (expense) and other, net	$—	$—	$—	—
As a percentage of net revenues:	0.0%	0.0%
Foreign currency transaction gains	$0.2	$0.9	$(0.7)	-78%
As a percentage of net revenues:	1.8%	7.6%
Provision for income taxes	$0.1	$—	$0.1	—
Effective tax rate	N.A.	N.A.
Net income (loss)	$0.3	$(1.7)	$2.0	-118%
As a percentage of net revenues:	2.7%	-14.3%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six months ended June 30,
	2004	2003	Change
Net revenues
License fees	$8.8	$10.2	$(1.4)	-14%
Services	14.1	15.8	(1.7)	-11%

Total net revenues	22.9	26.0	(3.1)	-12%
As a percentage of net revenues:
License fees	38.4%	39.2%
Services	61.6%	60.8%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$8.0	$9.2	$(1.2)	-13%
Gross margin - services	12.3	13.2	(0.9)	-7%
Gross margin - amortization of developed technology	(0.6)	(0.7)	0.1	-14%

Total gross margin	$19.7	$21.7	$(2.0)	-9%
As a percentage of net revenues:
Gross margin - license fees	34.9%	35.4%
Gross margin - services	53.7%	50.8%
Gross margin - amortization of developed technology	-2.6%	-2.7%

Total gross margin	86.0%	83.5%
Research and development	$3.5	$4.7	$(1.2)	-26%
As a percentage of net revenues:	15.3%	18.1%
Sales and marketing	$10.7	$13.6	$(2.9)	-21%
As a percentage of net revenues:	46.7%	52.3%
General and administrative	$5.1	$5.8	$(0.7)	-12%
As a percentage of net revenues:	22.3%	22.3%
Restructuring charge, net	$(0.1)	$1.5	$(1.6)	-107%
As a percentage of net revenues:	-0.4%	5.8%
Amortization of intangibles	$0.3	$0.3	$—	—
As a percentage of net revenues:	1.3%	1.2%
Interest income (expense) and other, net	$0.1	$0.1	$—	—
As a percentage of net revenues:	0.4%	0.4%
Foreign currency transaction gains (losses)	$(0.4)	$0.9	$(1.3)	-144%
As a percentage of net revenues:	-1.7%	3.5%
Provision (benefit) for income taxes	$0.1	$(0.3)	$0.4	-133%
Effective tax rate	N.A.	N.A.
Net loss	$(0.2)	$(2.9)	$2.7	-93%
As a percentage of net revenues:	-0.9%	-11.2%

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

License fees decreased $260,000, and services revenues decreased $616,000, a total of $876,000 for the three month period ended June 30, 2004 as compared to the same period in 2003. We believe these decreases result primarily from customer decisions to cancel or postpone purchases of our products, due to the continued soft North American and European economies, competitive pressures, including pressure on our average selling prices, and financial pressures experienced by our customers and targeted customers.

We have operations worldwide with sales offices located in the United States, Europe, Canada, and customer support and research and development facilities in Canada and Israel. Revenues outside of the United States and Canada as a percentage of total net revenues were approximately 27% and 28% for the three months ended June 30, 2004 and 2003, respectively and 27% for each of the six months ended June 30, 2004 and 2003.

There were no customers that accounted for more than 10% of consolidated revenues in each of the three and six month periods ended June 30, 2004 and 2003.

Gross margin

Gross margin for both license fees and services decreased in absolute dollars for the three months ended June 30, 2004 as compared to the second quarter of 2003, primarily because of the decline in net revenues of 8%, but both increased as a percentage of net revenues as a result of cost reductions associated with the reduction in headcount of 6 full time employees in the Operations, Customer Support, and Consulting groups, and the reduction in software distribution costs resulting in part from the implementation of electronic distribution initiatives.

Gross margin for license fees as a percentage of net revenues increased from 31.1% to 32.7% for the three month period ending June 30, 2004 as compared to the same period in 2003, primarily because of the above noted expense reduction measures, offset in part by the 4.8% reduction in license fees. The gross margin for services increased from 53.8% to 55.5% for the three month period ending June 30, 2004 as compared to the same period in 2003, primarily because of cost reductions, offset in part by a reduction in services revenues of 9.1%.

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

Research and development

Research and development, or R&D, expenses consist primarily of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R&D expenses decreased in dollar amounts and as a percentage of net revenues for the three month period ended June 30, 2004 as compared to the same period in 2003, primarily as a result of a reduction in headcount of 7 full-time employees, and ongoing cost reduction efforts.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established, which we categorize as a working model and beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors; including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in the three or six months ended June 30, 2004 or 2003.

Sales and marketing

Sales and marketing expenses consist primarily of the salaries of sales and marketing personnel, commissions, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased in dollar amounts and as a percentage of net revenues for the three month period ended June 30, 2004 as compared to the same period in 2003, primarily due to a reduction in headcount of 13 full-time sales and sales support employees from the second quarter of 2003 to the second quarter of 2004 and our ongoing cost reduction efforts.

General and administrative

General and administrative expenses consist primarily of salaries, benefits, accounting, legal, and a proportionate share of occupancy and IT expenses for our human resources, legal, finance and general management functions. General and administrative expenses decreased in dollar amounts and as a percentage of net revenues for the three month period ended June 30, 2004 compared to the same period in 2003, primarily as a result of a reduction in headcount of 11 full-time employees, and ongoing cost reduction efforts.

Interest income (expense) and other, net

Interest income (expense) and other, net for the three and six months ended June 30, 2004 and 2003, respectively, are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income:
On cash and investments	$6	$57	$51	$121
Interest expense	(23)	—	(24)	—
Other income (expense)	—	—	5	(1)

Total	$(17)	$57	$32	$120

The reduction in earned interest results from a reduction of our cash balances, and approximately 0.15% lower effective annual interest rates during the three and six month periods ended June 30, 2004 as compared to the same periods in 2003. Interest expense recorded in the three month period ended June 30, 2004 resulted from a VAT related tax assessment in France.

Foreign currency transaction gains (losses)

For the three and six month periods ended June 30, 2004, we recorded a transaction gain of approximately $213,000 and a transaction loss of $359,000, respectively. For the three and six month periods ended June 30, 2003, we recorded transaction gains of approximately $854,000 and $890,000, respectively. These transaction gains and losses are attributable to fluctuations related primarily to the Israeli Shekel in relation to the Euro and U.S. dollar (USD). For the three and six month periods ended June 30, 2004 and 2003, the relationship of the Israeli Shekel to the Euro and to the USD was as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
USD % Change	-0.8%	-7.9%	3.1%	-8.5%
Euro % Change	-1.6%	-2.3%	-0.8%	-0.1%

In those periods where the foreign currency change is positive, we recorded a transaction loss related primarily to fluctuations in the Israeli Shekel. Conversely, in those periods where the foreign currency change is negative, we recorded a transaction gain.

Provision for income taxes

The income taxes recorded include primarily international taxes and state taxes. The income tax provision of $56,000 for the quarter ended June 30, 2004 includes an international tax expense of $46,000 and U.S. state tax expense of $10,000. The income tax provision of $16,000 for the quarter ended June 30, 2003 is comprised of an international tax expense of $6,000 and U.S. state tax expense of $10,000. The income tax provision of $106,000 for the six months ended June 30, 2004 consists of an international tax expense of $78,000 and U.S. state tax expense of $28,000. The income tax benefit of $301,000 for the six months ended June 30, 2003 resulted primarily from German tax refunds of $481,000, net of international tax expense of $172,000 and U.S. state tax expense of $8,000. Our effective tax rate for 2004 is estimated to be approximately 3% due to our current tax loss position.

Liquidity and capital resources

June 30, 2004
(in millions)
Consists of:
Cash and cash equivalents	$22.1
Short-term investments	0.1
For the three month period:
Net cash provided by operating activities	1.6
Net cash used in investing activities	(0.5)
Net cash provided by financing activities	0.8

Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary stock offerings and preferred stock issuances, from which we derived aggregated net proceeds of approximately $72.5 million. We do not have a bank line of credit.

Our aggregate cash, cash equivalents and short-term investments increased from $20.3 million as of December 31, 2003 to $22.2 million as of June 30, 2004. Cash provided by operating activities, resulted primarily from collections of accounts receivable and various non-cash expenses included in the net loss in the first half of the year, offset by the reduction in accounts payable, accrued liabilities, payroll and payroll-related expenses, deferred revenues, and long-term liabilities.

Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any material commitments with regard to future capital expenditures as of June 30, 2004.

Net cash provided by financing activities in the six months ended June 30, 2004 reflects the exercise of options by our employees as governed by our employee stock option plans and the purchase of our common stock through the employee stock purchase plan.

Our Board of Directors has authorized the purchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. During the six months ended June 30, 2004, we did not repurchase any shares of our common stock. Cumulatively as of June 30, 2004, we have repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for an approximate total cost of $20.8 million.

At June 30, 2004, we had working capital of $10.1 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Contractual obligations

A table of our contractual obligations as of June 30, 2004 is included in Note 5 to Condensed Consolidated Financial Statements - Commitments and contingencies.

Off-balance sheet arrangements

As of June 30, 2004, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended.

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

The Company has issued options under the Company Plans to provide employees with an opportunity to acquire or increase their ownership interest in NetManage, thereby creating a stronger incentive for them to continue their employment with the Company and to contribute to the attainment of the Company’s business and financial objectives and the creation of value for all the Company’s stockholders. The reason for this offer was that many of the outstanding options, whether or not they were currently exercisable, had exercise prices that were significantly higher than the then current market price of the Company’s common stock. For this reason, the Company believed that these options did not effectively retain and motivate employees and were unlikely to be exercised in the foreseeable future. By making the offer to exchange outstanding options for replacement options that had an exercise price equal to the market value of our common stock on the grant date, the Company wanted to provide its employees a benefit of owning options that over time may have a greater potential to increase in value, thereby providing them with a more meaningful incentive to remain with the Company, to contribute to the attainment of the Company’s business and financial objectives, and to create value for all the Company’s stockholders.

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

The exchange program was accounted for in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and resulted in no compensation expense.

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

Foreign currency risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately ten foreign currencies worldwide, of which the most significant to our operations are the euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. The net results of the transaction gains or losses appear in the line entitled foreign currency transaction gain or loss in the Condensed Consolidated Statements of Operations. At the end of each period, the translation of Condensed Consolidated Balance Sheets from local currency to the group currency appear in the Condensed Consolidated Statements of Comprehensive Loss under the foreign currency translation adjustments line.

The following table presents the potential impact on cash flow of changes in exchange rates as noted (in thousands):

	Cash flow impact on change in exchange rates
	Fair Value as of June 30, 2004	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1)	$8,678	$(481)	$(303)	$248	$356
Accounts payable (1)	(1,872)	161	101	(83)	(119)
Intercompany with U.S. (2)	(4,888)	871	548	(449)	(644)

(1)	The offset entry for this change in exchange rates would be to Accumulated comprehensive loss in the Condensed Consolidated Balance Sheets.

(2)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of June 30, 2004 and that there is no change in rates between the various non U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Condensed Consolidated Statements of Operations.

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

We had a net loss in the first half of 2004 of $0.2 million and a net loss of approximately $2.7 million for the year ended December 31, 2003. We have not achieved profitability on an annual basis since 1995, and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, price competition may make it difficult for us to achieve profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We expect prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our revenues or to maintain our prices and profit margins. We need to increase our sales volume and/or reduce our costs to be profitable in future periods. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. This could occur despite our efforts to introduce and enhance our existing products.

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

Furthermore, our results of operations may also be materially adversely affected by changes in the inventory strategies of our distributors, which can occur rapidly and may not be related to end-user demand. As part of our continued strategy of selling through multiple distribution channels, we expect to continue using indirect distribution channels, particularly value-added resellers and system integrators, in addition to distributors and original equipment manufacturers. Any material increase in our indirect sales as a percentage of revenues may adversely affect our average selling prices and gross margins due to lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively, will be qualified to provide timely and cost-effective customer support and service, or will continue to represent our products. If we are unable to recruit or retain important resellers or distributors or if they decrease their sales of our products, we may suffer a material adverse effect on our business, financial condition or results of operations.

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

The markets for our products are intensely competitive and characterized by rapidly changing technology, evolving industry standards, price erosion, changes in customers’ needs, and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our markets, and accordingly, the markets for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplaces including the proliferation of Microsoft Windows client server technology, and the continued implementation of web-based access to corporate mainframe and midrange computer systems. Our connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, and Sun Microsystems, Inc., as well as smaller networking software companies such as Jacada Ltd. and Seagull Holding HV. We also face competition from makers of terminal emulation software such as Attachmate Corporation and WRQ, Inc.

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

Certain of our products incorporate software and other technologies developed and maintained by third parties. We license these technologies from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements or find suitable replacements, we would not be able to ship many of our products and our business would be materially harmed. For example, we have a license agreement with Dart Technologies, Inc., renewable annually, for Power TCP Telnet and Power TCP VT320, which we use in our OnWeb product line. There can be no assurance that we would be able to replace the functionality provided by the third-party technologies currently offered in conjunction with our products if those technologies become unavailable to us or obsolete or incompatible with future versions of our products or market standards.

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

Our future success depends on our ability to maintain and enter into new strategic alliances and OEM relationships to develop necessary products or technologies, to expand our distribution channels or to jointly market or gain market awareness for our products. We currently rely on strategic relationships, such as those with Microsoft, to provide us with state of the art technology, to assist us in integrating our products with leading industry applications, and to help us make use of economies of scale in manufacturing and distribution. However, we do not have written agreements with many of our strategic partners and cannot ensure these relationships will continue for a significant period of time. Many of our agreements with these partners are informal and may be terminated by them at any time. There can be no assurance that we will be successful in maintaining current alliances or developing new alliances and relationships or that such alliances and relationships will achieve their intended purposes.

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

We derived approximately 27% of our net revenues from sales outside of North America (United States and Canada) during the quarter ended June 30, 2004. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

•	unexpected changes in regulatory requirements;

•	legal uncertainty, particularly regarding intellectual property rights and protection;

•	costs and risks of localizing products for foreign countries;

•	costs and risks related to local employment practices;

•	longer accounts receivable payment cycles;

•	language barriers in business discussions;

•	cultural differences in the negotiation of contracts and conflict resolution;

•	time zone differences;

•	the limitations imposed by U.S. export laws (see Government Regulation and Legal Uncertainties below);

•	changes in markets caused by a variety of political, social and economic factors;

•	tariffs and other trade barriers;

•	difficulties in managing international operations;

•	currency exchange rate fluctuations;

•	potentially adverse tax consequences;

•	repatriation of earnings; and

•	the burdens of complying with a wide variety of foreign laws.

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

As of July 31, 2004, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 2.0 million shares, or approximately 22.1% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

We have adopted a stockholder rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could prevent us from being acquired. In addition, our board of directors has the authority without any further vote or action on the part of the stockholders to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over, and harm the rights of the holders of, our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, the issuance of the preferred stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

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

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act are expensive and time-consuming and may not ultimately result in a favorable outcome

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “S-O Act”) within the prescribed period described under Item 4 below, the Company has been engaged in a process to document and evaluate its internal controls over financial reporting. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to [(i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting]. These efforts have resulted in, and may continue to result in, significant expenditures and the diversion of management attention from the Company’s business. In addition, the Company cannot assure you that its management will be able to conclude that the Company’s internal controls over financial reporting are effective as of December 31, 2005 or any subsequent date.

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

Changes in internal controls.

As indicated on the cover page of this report, NetManage is not an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act. Accordingly, NetManage will be required to include in its periodic filings under the Exchange Act the disclosures contemplated by Section 404 of the S-O Act beginning with its Annual Report on Form 10-K for the year ended December 31, 2005, to be filed in 2006. Section 404 will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

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

Item 2. Changes in Securities

On May 26, 2004 during the Company’s 2004 Annual Meeting of Stockholders, participating stockholders voted to amend and restate the Company’s Certificate of Incorporation. The Certificate of Incorporation, as amended, authorized the issuance of up to 125,000,000 shares of common stock, par value of $0.01 per share, and up to 5,000,000 shares of preferred stock, par value $0.01 per share of the Company. The Board adopted and the stockholders approved an amendment and restatement of the Certificate of Incorporation to decrease the authorized number of shares of common stock and preferred stock from an aggregate of 130,000,000 shares to 37,000,000 shares, of which 36,000,000 shares are common stock, each having a par value of one cent ($0.01), and 1,000,000 shares are preferred stock, each having a par value of one cent ($0.01). As so amended and restated, the first paragraph of Article IV of the Certificate of Incorporation now reads as follows:

A. This corporation is authorized to issue two classes of stock to be designated, respectively, “Common Stock” and “Preferred Stock”. The total number of shares, that the corporation is authorized to issue, is Thirty-seven Million (37,000,000) shares. Thirty-six million (36,000,000) shares shall be Common Stock, each having a par value of one cent ($0.01), and one million (1,000,000) shares shall be Preferred Stock, each having a par value of one cent ($0.01).

The Board of Directors determined that a decrease in the authorized number of shares of common stock was in the best interests of the Company, and its stockholders, because it would result in a decrease in the amount of Delaware Franchise Taxes paid by the Company to the State of Delaware on an annual basis.

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

The exchange program was accounted for in accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 and resulted in no compensation expense.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

NetManage’s 2004 Annual Meeting of Stockholders was held at our offices at 10725 N. DeAnza Boulevard, Cupertino, California on Wednesday, May 26, 2004 at 9:00 a.m. Pacific Daylight Time, for the following purposes:

1. To elect two directors to hold office until the Annual Meeting of Stockholders in the year 2007;

2. To ratify the selection of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2004;

3. To approve an amendment and restatement to our Certificate of Incorporation;

4. To approve an amendment to our 1999 Non-statutory Stock Option Plan; and

5. To conduct such other business as may properly come before the meeting or any adjournment or postponement thereof.

Stockholders of record at the close of business on March 29, 2004 were entitled to vote at the meeting.

a.	Regarding the vote for the election of directors, the following individuals received the number of votes indicated:

	For	Withheld
Mr. John Bosch	7,995,023	376,676
Dr. Shelley A. Harrison	7,582,984	788,714

b.	Regarding the ratification of the selection of Deloitte & Touche LLP as our independent accountants, participating stockholders voted as follows:

For	Against	Abstain
8,158,754	199,044	13,901

c.	Regarding the approval of the amendment and restatement of our Certificate of Incorporation, participating stockholders voted as follows:

For	Against	Abstain
4,758,618	77,573	20,145

d.	Regarding the amendment to our 1999 Non-statutory Stock Option Plan, participating stockholders voted as follows:

For	Against	Abstain
3,103,620	1,682,012	70,703

The affirmative vote of the holders of a majority of the outstanding shares of Common Stock present and entitled to vote at the meetings was necessary for the approval of this proposal. The total shares voted for the proposal represent approximately 35.2% of the 8,816,469 shares outstanding as of May 26, 2004 and therefore, the proposal did not pass.

Item 5. Other Information

We file electronically with the Securities and Exchange Commission (“SEC”) our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the 1934 Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http:// www.sec.gov.

On July 26, 2004, the Company furnished a current report on Form 8-K, announcing its second quarter fiscal 2004 financial results for the three and six month periods ended June 30, 2004.

On August 4, 2004, the Company furnished a current report on Form 8-K, to report that Carol Montgomery-Adams, Vice President of Marketing left the Company effective August 2, 2004.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

3.5	Restated Certificate of Incorporation of NetManage, Inc. filed June 9, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K.

1. On July 26, 2004, the Company furnished a current report on Form 8-K, announcing its second quarter fiscal 2004 financial results for the three and six month period ended June 30, 2004.

2. On August 4, 2004, the Company furnished a current report on Form 8-K, to report that Carol Montgomery-Adams, Vice President of Marketing left the Company effective August 2, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC.
(Registrant)

DATE: August 10, 2004	By:	/s/ Michael Peckham
Chief Financial Officer and Senior Vice President (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.5	Restated Certificate of Incorporation of NetManage, Inc filed June 9, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.