Form 10-Q
period 2004-09-30
NETMANAGE INC
filed 2004-11-12
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-22158

NetManage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0252226
(State or other jurisdiction of Incorporation or organization)	(IRS employer identification no.)

20883 Stevens Creek Boulevard

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

Number of shares of registrant’s common stock outstanding as of November 8, 2004: 9,192,042

NetManage, Inc.

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$25,877	$20,160
Short-term investments	196	139
Accounts receivable, net of allowances of $889 and $922, respectively	4,905	12,781
Prepaid expenses and other current assets	2,800	3,204

Total current assets	33,778	36,284

Property and equipment, at cost:
Computer software and equipment	1,326	1,686
Furniture and fixtures	5,161	5,501
Leasehold improvements	2,224	1,356

	8,711	8,543
Less-accumulated depreciation	(5,842)	(6,364)

Net property and equipment	2,869	2,179

Goodwill	1,762	1,762
Other intangibles, net	163	1,591
Other assets	74	35

Total assets	$38,646	$41,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,104	$2,328
Accrued liabilities	3,072	5,853
Accrued payroll and related expenses	2,903	3,079
Deferred revenue	12,384	15,939
Income taxes payable	1,385	1,238

Total current liabilities	21,848	28,437
Long-term liabilities	2,256	584

Total liabilities	24,104	29,021

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value - Authorized - 1,000,000 and 5,000,000 shares, respectively No shares issued and outstanding	—	—
Common stock, $0.01 par value - Authorized - 36,000,000 and 125,000,000 shares, respectively Issued – 10,972,424 and 10,787,553 shares, respectively Outstanding - 8,895,576 and 8,710,705 shares, respectively	110	108
Treasury stock, at cost - 2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	179,349	178,080
Accumulated deficit	(140,153)	(140,842)
Accumulated other comprehensive loss	(3,960)	(3,712)

Total stockholders’ equity	14,542	12,830

Total liabilities and stockholders’ equity	$38,646	$41,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
License fees	$4,813	$4,022	$13,570	$14,258
Services	6,820	7,355	20,939	23,109

Total net revenues	11,633	11,377	34,509	37,367

Cost of revenues:
License fees	369	277	1,115	1,353
Services	920	1,066	2,717	3,593
Amortization of developed technology	336	294	923	953

Total cost of revenues	1,625	1,637	4,755	5,899

Gross margin	10,008	9,740	29,754	31,468

Operating expenses:
Research and development	1,722	1,831	5,247	6,547
Sales and marketing	5,663	5,805	16,404	19,440
General and administrative	1,951	2,958	7,011	8,727
Restructuring charges, net	32	339	(106)	1,829
Amortization of intangible assets	150	150	449	449

Total operating expenses	9,518	11,083	29,005	36,992

Income (loss) from operations	490	(1,343)	749	(5,524)
Loss on investments, net	—	—	—	(32)
Interest income (expense) and other, net	40	(109)	72	11
Foreign currency transaction gains (losses)	293	(401)	(66)	489

Income (loss) before income taxes	823	(1,853)	755	(5,056)
Provision (benefit) for income taxes	(40)	4	66	(297)

Net income (loss)	$863	$(1,857)	$689	$(4,759)

Net income (loss) per share:
Basic	$0.10	$(0.21)	$0.08	$(0.55)
Diluted	$0.09	$(0.21)	$0.07	$(0.55)
Weighted average common shares:
Basic	8,895	8,665	8,843	8,646
Diluted	9,189	8,665	9,395	8,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$863	$(1,857)	$689	$(4,759)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(28)	36	(69)	83
Foreign currency translation adjustments, net	(394)	407	(179)	(643)

Total comprehensive income (loss)	$441	$(1,414)	$441	$(5,319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$689	$(4,759)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,118	2,289
Loss on disposal of property, plant and equipment	13	22
Provision for doubtful accounts and returns	93	95
Stock compensation expense	458	67
Liquidation of dormant entities	(426)	—
Loss on investments, net	—	32
Changes in operating assets and liabilities:
Accounts receivable	7,783	12,845
Prepaid expenses and other current assets	404	203
Other assets	(74)	88
Accounts payable	(168)	(699)
Accrued liabilities, payroll and payroll-related expenses	(2,844)	(4,554)
Deferred revenue	(3,438)	(7,130)
Income taxes payable	147	210
Long-term liabilities	1,673	(303)

Net cash provided by (used in) operating activities	6,428	(1,594)

Cash flows from investing activities:
Purchases of short-term investments	(136)	(193)
Proceeds from sales and maturities of short-term investments	37	133
Purchases of property and equipment	(1,483)	(454)

Net cash used in investing activities	(1,582)	(514)

Cash flows from financing activities:
Proceeds from sale of common stock	813	32
Purchases of common stock	—	(175)

Net cash provided by (used in) financing activities	813	(143)

Effect of exchange rate changes on cash	58	(234)

Net increase (decrease) in cash and cash equivalents	5,717	(2,485)
Cash and cash equivalents, beginning of period	20,160	24,014

Cash and cash equivalents, end of period	$25,877	$21,529

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

Short-term investments

The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments classified as available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, reported in the condensed consolidated balance sheet as “Accumulated other comprehensive loss”. Held-to-maturity securities are valued using the amortized cost method. At September 30, 2004 and December 31, 2003, the fair value of the time deposit investments, which have original maturities in excess of 90 days, approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of the Company’s short-term investments by major security type consisted of the following as of September 30, 2004 and December 31, 2003 (in thousands):

Description	September 30, 2004	December 31, 2003
Time deposits	$127	$2
KANA Software, Inc*	69	137

	$196	$139

*	KANA Software, Inc. is a publicly traded company in which the Company owns a minority interest of less than 1%.

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

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives ranging from two to seven years. The following table provides a summary of the carrying amounts of other intangible assets (in thousands):

	September 30, 2004	December 31, 2003
Carrying amount of:
Developed technology	$11,506	$11,185
Customer base	3,177	3,177
RUMBA® trade name	1,492	1,492
Patents & copyrights	399	399

Gross carrying amount of other intangibles	16,574	16,253
Less accumulated amortization:
Developed technology	(11,439)	(10,139)
Customer base	(3,115)	(2,835)
RUMBA trade name	(1,463)	(1,331)
Patents & copyrights	(394)	(357)

Net carrying amount of other intangibles	$163	$1,591

The aggregate amortization expense for the three and nine months ended September 30, 2004 was $0.5 million and $1.4 million respectively. The aggregate amortization expense for the three and nine months ended September 30, 2003 was $0.4 million and $1.4 million respectively.

Estimated future amortization for the remainder of 2004 is $163,000 at which point the identifiable intangible assets as of September 30, 2004 will be fully amortized.

Accrued liabilities and restructuring

Accrued liabilities at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

Description	September 30, 2004	December 31, 2003
Current restructuring (see Note 4)	$436	$1,457
Other accruals	2,636	4,396

Total accrued liabilities	$3,072	$5,853

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

Long-term liabilities

Long-term liabilities at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

Description	September 30, 2004	December 31, 2003
Non-current restructuring (see Note 4)	$345	$336
Non-current deferred revenue	1,911	248

Total long-term liabilities	$2,256	$584

Concentrations of credit risk

Financial instruments, which subject the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. One customer accounted for approximately 23% of consolidated revenues in the three month period ended September 30, 2004 and no customer accounted for 10% or more of consolidated revenues in the three month period ended September 30, 2003. There were no customers that accounted for 10% or more of consolidated revenues in the nine month periods ended September 30, 2004 and 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$863	$(1,857)	$689	$(4,759)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(199)	(385)	(630)	(1,087)

Pro forma net income (loss)	$664	$(2,242)	$59	$(5,846)

Weighted average common shares:
Basic	8,895	8,665	8,843	8,646
Diluted	9,189	8,665	9,395	8,646
Basic income (loss) per share, as reported	$0.10	$(0.21)	$0.08	$(0.55)
Diluted income (loss) per share, as reported	$0.09	$(0.21)	$0.07	$(0.55)
Basic income (loss) per share, pro forma	$0.07	$(0.26)	$0.01	$(0.68)
Diluted income (loss) per share, pro forma	$0.07	$(0.26)	$0.01	$(0.68)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable periods:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Volatility	71.03%	83.63%	63.82%	82.35%
Risk-free interest rate	3.23-3.27%	2.63-3.27%	1.24-3.03%	1.00-3.03%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	3 - 4 months beyond vest date	3 - 4 months beyond vest date	3 - 4 months beyond vest date	3 - 4 months beyond vest date

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

On June 13, 2003, employees tendered options to purchase an aggregate of 542,150 shares in connection with the Offer. These options were cancelled under the Company’s 1992 Stock Option Plan as amended and restated, and the 1999 Non-statutory Stock Option Plan as amended, or Company Plans, following their exchange. Subject to the continued employment of the employees who exchanged options, replacement options were granted on or around December 16, 2003. As of December 16, 2003, the number of tendered options eligible for replacement were reduced to 531,047 due to the termination of certain employees after June 13, 2003.

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

For the three and nine month periods ended September 30, 2004 and 2003, potentially dilutive securities, consisting of stock options, are as shown in the following table. In those periods in which a net loss was recorded, the potentially dilutive securities were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Potentially dilutive shares	294,474	96,844	552,154	29,918

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$863	$(1,857)	$689	$(4,759)
Shares used to compute basic net income (loss) per share	8,895	8,665	8,843	8,646
Potentially dilutive shares used to compute net income per share on a diluted basis	294	97	552	30
Shares used to compute diluted net income (loss) per share	9,189	8,762	9,385	8,676
Net income (loss) per share:
Basic	$0.10	$(0.21)	$0.08	$(0.55)
Diluted	$0.09	$(0.21)	$0.07	$(0.55)

Income taxes

As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s condensed consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or the allowance in a period changes, the amount recognized as a provision for income taxes in the statement of operations could change. The income tax benefit of $40,000 for the quarter ended September 30, 2004 includes an international tax benefit of $24,000 and a U.S. state tax benefit of $16,000. The income tax provision of $4,000 for the quarter ended September 30, 2003 is comprised of an international tax benefit of $134,000 and U.S. state tax expense of $138,000. The income tax provision of $66,000 for the nine months ended September 30, 2004 consists of an international tax expense of $54,000 and a U.S. state tax expense of $12,000. The income tax benefit of $297,000 for the nine months ended September 30, 2003 resulted primarily from tax refunds of $481,000 in Germany, net of international tax expense of $38,000 and U.S. state tax expense of $146,000.

Recent accounting pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance for determining when an investment is other-than-temporally impaired. In addition, Issue 03-1 contains disclosure requirements regarding impairments that have not been recognized in the statement of operations which are effective with the Company’s annual report for the year ending December 31, 2004. Issue 03-1 requires that company’s have the ability and intent to hold an investment that has a fair value less than its adjusted cost basis for a reasonable period of time to permit recovery of the investment.

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

Reclassifications

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the current period presentation.

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

The restructuring charge for the nine month period ended September 30, 2004 includes approximately $34,000 of employee severance and related expenses, and the reduction of approximately $173,000 of facility expenses related to the reversal of restructuring costs for the Company’s leased facility in Ottawa, resulting from a partial sublease of space and reduction in other obligations related to the lease. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $3.1 million, which is expected to be funded from operations and existing cash balances. As of September 30, 2004, the Company had incurred net costs totaling $3.1 million related to the restructuring, which required $2.8 million in cash expenditures. The remaining reserve related to this restructuring is approximately $308,000, and is included in accrued liabilities as of September 30, 2004.

The following table lists the components of the January 2003 restructuring reserve for the nine month period ended September 30, 2004 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2003	$222	$324	$546
Net change in estimate recorded in restructuring expense	34	(173)	(139)
Reserve utilized in nine months ended September 30, 2004	(40)	(59)	(99)

Balance at September 30, 2004	$216	$92	$308

On August 8, 2002, the Company announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, the Company intended to reduce its workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for Company operations and $2.0 million of employee severance and other related expenses. In March 2003, based on a review of current operations, the decision was made to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a $1.3 million reversal of the restructuring accrual as of March 31, 2003, and a corresponding reduction of restructuring expense for the three months then ended. Such reversal was comprised of expected employee costs of approximately $0.9 million and expected facilities expenses of approximately $0.4 million. In June 2003, the Company recorded an additional $40,000 in restructuring expense relating to employee severance and other related expenses in Latin America. In September 2003, the Company recorded a reduction in obligations of approximately $25,000. This reduction resulted from the following: i) a reduction of the estimate of excess facility costs of approximately $0.9 million from the continued use of facilities scheduled for closure; ii) an offsetting change in estimate of approximately $1.0 million, resulting from the Company’s inability to sublet its excess space at certain facilities as the result of the short remaining lease term for these facilities and the slow real estate market that did not support subleasing of the facilities; iii) a reduction of approximately $46,000 in estimated property and equipment costs used in on-going operations instead of disposal; iv) a reduction in the estimated exit costs (moving, broker fees, travel, temporary labor costs) of approximately $64,000; and v) a reduction in expected employee related costs of approximately $19,000. In March 2004, the Company recorded a reduction in restructuring expenses composed of approximately $36,000 in reduced employee severance costs in Belgium and approximately $6,000 in facilities expenses primarily as a result of foreign exchange adjustments on future commitments. In June 2004, the Company recorded an additional reduction in restructuring expenses of approximately $19,000 in facilities expenses principally as a result of foreign exchange adjustments on future commitments. In September 2004, the Company recorded an increase in restructuring expense derived basically from the Company’s inability to sublet its excess space at certain facilities.

The distribution of the reduction in workforce was as follows:

	Terminations	Retained	Net Reduction
Operations	6	—	6
Services	17	—	17
Research and development	53	—	53
Sales and marketing	22	8	14
General and administrative	11	1	10

Total	109	9	100

As of September 30, 2004, the Company had incurred costs totaling $3.1 million related to this restructuring accrual which required $2.9 million in cash expenditures. The remaining reserve related to this restructuring is approximately $160,000, and is included in accrued liabilities as of September 30, 2004.

The following table lists the components of the August 2002 restructuring reserve for the nine month period ended September 30, 2004 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2003	$156	$674	$830
Net change in estimate recorded in restructuring expense	(36)	(17)	(53)
Reserve utilized in nine months ended September 30, 2004	(120)	(497)	(617)

Balance at September 30, 2004	$—	$160	$160

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

The following table lists the components of the restructuring reserve for the nine month period ended September 30, 2004 (in thousands):

Excess Facilities
Balance at December 31, 2003	$104
Reserve utilized in nine months ended September 30, 2004	(104)

Balance at September 30, 2004	$—

In August 1998, following the acquisition of FTP Software Inc., the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. In March 2004, the Company recorded an increase in the restructuring expense of approximately $19,000 related to the Company’s inability to sublease excess space and approximately $9,000 related to foreign exchange adjustments on long term lease commitments. In June 2004, the Company recorded an increase in the restructuring expense of approximately $25,000 of which approximately $17,000 related to the Company’s inability to sublease excess space and approximately $8,000 related to foreign exchange adjustments on long term lease commitments. In September 2004, the Company recorded an additional increase in restructuring expense of approximately $32,000 composed primarily of foreign exchange adjustments and the continuing inability to sublease excess space. The remaining reserve related to this restructuring at September 30, 2004 is approximately $313,000 and is included in accrued liabilities and long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the nine month period ended September 30, 2004 (in thousands):

Excess Facilities
Balance at December 31, 2003	$313
Change in estimate recorded in restructuring expense	86
Reserve utilized in nine months ended September 30, 2004	(86)

Balance at September 30, 2004	$313

5. Commitments and contingencies

The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company does not have any capital leases. As of September 30, 2004, future minimum rental and lease payments, net of any sublease income, under non-cancelable operating leases are as follows:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	12 months or less	13 to 24 months	25 to 36 months	More than 36 months
Operating leases	$11,778	$2,530	$2,029	$1,972	$5,247

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

The Company now markets its products under the NetManage Host Services Platform, or HSP, formerly referred to as the Host Access Platform, which incorporates the Company’s complete range of products offering access, presentation and integration services designed to provide NetManage’s customers with flexibility when addressing their evolving business needs. NetManage’s HSP includes solutions from both of the Company’s major product lines: RUMBA providing client-side solutions and OnWeb providing server-side solutions and also features common services such as user management, monitoring and reporting of system usage and events, and end-to-end communications security. These two product lines have similar economic characteristics and are similar with respect to the nature of the products, the nature of the production processes, the type of customer that the products are sold to and the methods used to distribute the products.

7. Related party transactions

On May 28, 2003, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison will receive compensation in consideration for consultancy and advisory services he is providing the Company over a two-year period. The terms of the agreement require the Company to pay Dr. Harrison a fixed fee of $138,000 per year, and a one time grant to Dr. Harrison of an option to purchase 146,800 shares of the Company’s common stock, at an exercise price of $1.92 per share, which represents the quoted market price of the stock at the date of grant. The option vests on a monthly basis over the two-year term of the agreement and expires five years from the date of issuance. The fair value of the option was determined using the Black-Scholes option pricing model with the following assumptions: stock price $2.95—$9.65; no dividends; risk free interest rate of 2.00%—3.27%; volatility of 63%—99%; and a contractual life of five years. The fair value of the option is subject to change over the vesting period of the option based on changes in the underlying assumptions (variable award accounting). For the three months ended September 30, 2004, the Company recorded a credit of approximately $73,000 to compensation expense under this agreement and for the nine months ended September 30, 2004, the Company has recorded approximately $458,000 in compensation expense under this agreement, based on an aggregate option fair value of $657,000. Compensation expense of $67,000 was recorded by the Company under this agreement for the three and nine months ended September 30, 2003. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003. For the nine months ended September 30, 2004, the Company recorded total aggregate cash and non-cash compensation of $561,000 related to this arrangement under General and Administrative expense in the Condensed Consolidated Statements of Operations.

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

Overview

We have operations worldwide with sales offices located in the United States, Europe, Canada, and Israel. We develop and market software and service solutions under NetManage’s Host Services Platform that are designed to enable our customers to access and leverage the considerable investment they have in their host-based business applications, processes and data. Our business is primarily focused on providing a broad spectrum of specific personal computer and network or application server-based software, software tools and related services. These products are designed to allow our customers to access and use their mission-critical line-of-business host applications and resources; to publish information from existing host systems in a web presentation, particularly to new users via the Internet; and to create new applications that leverage their existing host-based business processes.

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

Our principal products are compatible with Microsoft Windows Server 2003, Windows XP, Windows 2000, Windows NT, and Windows 98 operating systems, IBM operating systems, Novell, Inc. operating systems and various implementations of the industry standard UNIX operating system such as IBM’s AIX, Hewlett-Packard Company’s HP/UX, Sun Microsystems Inc.’s Solaris, and the open source Linux system.

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

For the three month period ended September 30, 2004 as compared to September 30, 2003, our net revenues increased approximately 2% and increased approximately 6% sequentially from the second quarter of 2004. This growth in net revenues resulted primarily from increased license fees, up approximately 20% from the third quarter of 2003. Until we have positive reinforcement on the improving economy and sustained improvement in net revenues, we will continue to focus on making our operations more efficient and reducing operating expenses.

During the third quarter of 2004, we entered into a definitive agreement with Librados, Inc., or Librados, and its shareholders to purchase all of the outstanding common shares of Librados. The transaction closed on October 22, 2004. The Librados adaptor technology will allow our OnWeb product to access information in such packaged applications as SAP, Siebel, Oracle, J.D. Edwards, IBM’s CICS, PeopleSoft and many others. Besides incorporating this technology into our OnWeb product line, the Company intends to continue to market these adaptors under the Librados brand name to Independent Software Vendors, or ISVs, and other end-user customers.

On January 31, 2003, NetManage announced a restructuring of its operations designed to improve efficiency and reduce operating expenses. As part of the restructuring, NetManage reduced its workforce in excess of 30%. As of September 30, 2004, we have recorded a total of $3.1 million in charges to operating expenses related to these restructuring activities, consisting of approximately $0.5 million of expenses related to leased facilities no longer needed for the Company’s operations and $2.6 million of employee severance and other related expenses (See Note 4 to Condensed Consolidated Financial Statements - Restructuring of operations).

On August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of this restructuring, we intended to reduce our workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included approximately $2.6 million of expenses related to facilities no longer needed for Company operations and $2.0 million of employee severance and other related expenses for employee terminations. We have adjusted the restructuring accrual in subsequent quarters in line with changes we have made to the originally planned restructuring activities (See Note 4 to Condensed Consolidated Financial Statements - Restructuring of operations).

The Company has recorded other restructuring charges in the past as described in Note 4 to Condensed Consolidated Financial Statements – Restructuring of operations.

Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Our operating expense levels are based, in part, on our expectation of future revenues and, to a large extent, are fixed. In the third quarter of 2004, operating expenses, excluding restructuring charges, declined when compared to the third quarter of 2003, and may fluctuate as a percentage of net revenues on a quarterly basis.

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

Three months ended September 30, 2004 compared to September 30, 2003 (dollars in millions):

	Three months ended September 30,
	2004	2003	Change
Net revenues
License fees	$4.8	$4.0	$0.8	20%
Services	6.8	7.4	(0.6)	-8%

Total net revenues	11.6	11.4	0.2	2%
As a percentage of net revenues:
License fees	41.4%	35.1%
Services	58.6%	64.9%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$4.4	$3.7	$0.7	19%
Gross margin - services	5.9	6.3	(0.4)	-6%
Gross margin - amortization of developed technology	(0.3)	(0.3)	—	—

Total gross margin	$10.0	$9.7	$0.3	3%
As a percentage of net revenues:
Gross margin - license fees	37.9%	32.5%
Gross margin - services	50.9%	55.3%
Gross margin - amortization of developed technology	-2.6%	-2.6%

Total gross margin	86.2%	85.2%
Research and development	$1.7	$1.8	$(0.1)	-6%
As a percentage of net revenues:	14.7%	15.8%
Sales and marketing	$5.7	$5.8	$(0.1)	-2%
As a percentage of net revenues:	49.1%	50.9%
General and administrative	$2.0	$3.0	$(1.0)	-33%
As a percentage of net revenues:	17.2%	26.3%
Restructuring charge, net	$—	$0.3	$(0.3)	-100%
As a percentage of net revenues:	0.0%	2.6%
Amortization of intangibles	$0.1	$0.2	$(0.1)	-50%
As a percentage of net revenues:	0.9%	1.8%
Interest income (expense) and other, net	$0.1	$(0.1)	$0.2	-200%
As a percentage of net revenues:	0.9%	-0.9%
Foreign currency transaction gains (losses)	$0.3	$(0.4)	$0.7	-175%
As a percentage of net revenues:	2.6%	-3.5%
Provision for income taxes	$—	$—	$—	—
Net income (loss)	$0.9	$(1.9)	$2.8	-147%
As a percentage of net revenues:	7.8%	-16.7%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine months ended September 30,
	2004	2003	Change
Net revenues
License fees	$13.6	$14.3	$(0.7)	-5%
Services	20.9	23.1	(2.2)	-10%

Total net revenues	34.5	37.4	(2.9)	-8%
As a percentage of net revenues:
License fees	39.4%	38.2%
Services	60.6%	61.8%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$12.5	$12.9	$(0.4)	-3%
Gross margin - services	18.2	19.5	(1.3)	-7%
Gross margin - amortization of developed technology	(0.9)	(1.0)	0.1	-10%

Total gross margin	$29.8	$31.4	$(1.6)	-5%
As a percentage of net revenues:
Gross margin - license fees	36.2%	34.5%
Gross margin - services	52.8%	52.1%
Gross margin - amortization of developed technology	-2.6%	-2.7%

Total gross margin	86.4%	83.9%
Research and development	$5.2	$6.5	$(1.3)	-20%
As a percentage of net revenues:	15.1%	17.4%
Sales and marketing	$16.4	$19.5	$(3.1)	-16%
As a percentage of net revenues:	47.5%	52.1%
General and administrative	$7.0	$8.7	$(1.7)	-20%
As a percentage of net revenues:	20.3%	23.3%
Restructuring charge, net	$(0.1)	$1.8	$(1.9)	-106%
As a percentage of net revenues:	-0.3%	4.8%
Amortization of intangibles	$0.5	$0.5	$0.0	—
As a percentage of net revenues:	1.4%	1.1%
Interest income (expense) and other, net	$0.1	$—	$0.1	—
As a percentage of net revenues:	0.3%	0.0%
Foreign currency transaction gains (losses)	$(0.1)	$0.5	$(0.6)	-120%
As a percentage of net revenues:	-0.3%	1.3%
Provision (benefit) for income taxes	$0.1	$(0.3)	$0.4	-133%
Net income (loss)	$0.7	$(4.8)	$5.5	-115%
As a percentage of net revenues:	2.0%	-12.8%

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

License fees increased $791,000, or approximately 20%, and services revenues decreased $535,000, or approximately 8%, resulting in a net increase of $256,000, or 2%, in net revenues for the three month period ended September 30, 2004 as compared to the same period in 2003. License fees included one large order, which represented approximately 48% of license fees and more than 10% of net revenues for the quarter.

We have operations worldwide with sales offices located in the United States, Europe, Canada, and customer support and research and development facilities in Canada and Israel. Revenues outside of the United States and Canada as a percentage of total net revenues were approximately 25% and 29% for the three months ended September 30, 2004 and 2003, respectively and 26% for each of the nine months ended September 30, 2004 and 2003.

One customer accounted for approximately 23% of net revenues in the three month period ended September 30, 2004. There were no customers which accounted for 10% or more of net revenues in the three month period ended September 30, 2003 and in the nine month period periods ended September 30, 2004 and 2003.

Gross margin

Gross margin for license fees increased in both absolute dollars and as a percentage of net revenues and services decreased in absolute dollars and as a percentage of net revenues for the three months ended September 30, 2004 as compared to the third quarter of 2003, primarily because of the 20% increase in license fee revenues, the reduction in the cost of sales related to license fees and services, offset in part by the decrease in services revenue of 8% and the amortization of developed technology.

Gross margin for license fees as a percentage of net revenues increased from 32.5% to 37.9% for the three month period ended September 30, 2004 as compared to the same period in 2003, primarily because of the increased license fees offset in part by higher cost of revenues for license fees. Cost of license fees in the third quarter of 2003 included a VAT refund. No similar refund was included in the third quarter of 2004. The gross margin for services decreased from 55.3% to 50.9% for the three month period ended September 30, 2004 as compared to the same period in 2003, primarily because of the reduction in services revenues of approximately 8%, offset in part by cost reductions.

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

Research and development

Research and development, or R&D, expenses consist primarily of salaries and benefits, occupancy and travel expenses, and fees paid to outside consultants. R&D expenses decreased in absolute dollar amounts and as a percentage of net revenues for the three month period ended September 30, 2004 as compared to the same period in 2003, primarily as a result of a reduction in headcount of three full-time employees, and ongoing cost reduction efforts.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established, which we categorize as a working model and beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors; including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in the three or nine months ended September 30, 2004 or 2003.

Sales and marketing

Sales and marketing expenses consist primarily of the salaries of sales and marketing personnel, commissions, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased in dollar amounts and as a percentage of net revenues for the three month period ended September 30, 2004 as compared to the same period in 2003, primarily due to our ongoing cost reduction efforts.

General and administrative

General and administrative expenses consist primarily of salaries, benefits, accounting, legal, and a proportionate share of occupancy and IT expenses for our human resources, legal, finance and general management functions. General and administrative expenses decreased in absolute dollar amounts and as a percentage of net revenues for the three month period ended September 30, 2004 compared to the same period in 2003, primarily as a result of a reduction in headcount of three full-time employees, the elimination of certain dormant entities, and ongoing cost reduction efforts.

Interest income (expense) and other, net

Interest income (expense) and other, net for the three and nine months ended September 30, 2004 and 2003, respectively, are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income:
On cash and investments	$39	$39	$90	$160
Interest expense	—	(148)	(24)	(148)
Other income (expense)	1	—	6	(1)

Total	$40	$(109)	$72	$11

The reduction in earned interest for the nine month period ended September 30, 2004 as compared to the same period in 2003 results from an approximate 0.07% lower effective annual interest rate on lower investment balances. For the three month period ended September 30, 2004 as compared to the same period in 2003, interest rates were slightly higher, 0.18%, on lower investment balances. Interest expense recorded in the nine month periods ended September 30, 2004 and September 30, 2003 resulted principally from VAT related tax assessments in France.

Foreign currency transaction gains (losses)

For the three and nine month periods ended September 30, 2004, we recorded a transaction gain of approximately $293,000 and a transaction loss of $66,000, respectively. The transaction gains and losses for the three and nine month periods ended September 30, 2004 include transaction gains of $425,000 and $366,000 related to the liquidation of certain dormant entities. For the three and nine month periods ended September 30, 2003, we recorded a transaction loss of $401,000 and a transaction gain of $489,000, respectively. The transaction gain for the nine month period ended September 30, 2003 includes a transaction gain of $58,000 related to the liquidation of dormant entities. The dormant entities were companies related to the acquisitions of FTP Software Limited, Wall Data Incorporated and Simware Inc. which ceased all operating activities and have been wound-up as a result. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli Shekel in relation to the Euro and U.S. dollar (USD). For the three and nine month periods ended September 30, 2004 and 2003, the relationship of the Israeli Shekel to the Euro and to the USD was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
USD % Change	-0.6%	2.4%	2.4%	-6.3%
Euro % Change	2.1%	3.8%	1.3%	3.7%

In those periods where the foreign currency change is positive, we recorded a transaction loss related primarily to fluctuations in the Israeli Shekel. Conversely, in those periods where the foreign currency change is negative, we recorded a transaction gain.

Provision for income taxes

The income taxes recorded include primarily international taxes and state taxes. The income tax benefit of $40,000 for the quarter ended September 30, 2004 includes an international tax benefit of $24,000 and a U.S. state tax benefit of $16,000. The income tax provision of $4,000 for the quarter ended September 30, 2003 is comprised of a U.S. state tax expense of $138,000 offset by an international tax benefit of $134,000. The income tax provision of $66,000 for the nine months ended September 30, 2004 consists of an international tax expense of $54,000 and a U.S. state tax expense of $12,000. The income tax benefit of $297,000 for the nine months ended September 30, 2003 resulted primarily from tax refunds of $481,000 in Germany, net of international tax expense of $38,000 and U.S. state tax expense of $146,000. Our effective tax rate for 2004 is estimated to be approximately 5% due to our current tax loss position.

Liquidity and capital resources

September 30, 2004
(in millions)
Consists of:
Cash and cash equivalents	$25.9
Short-term investments	0.2
For the three month period:
Net cash provided by operating activities	6.4
Net cash used in investing activities	(1.6)
Net cash provided by financing activities	0.8

Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary stock offerings and preferred stock issuances, from which we derived aggregated net proceeds of approximately $72.5 million. We do not have a bank line of credit.

Our aggregate cash, cash equivalents and short-term investments increased from $20.3 million as of December 31, 2003 to $26.1 million as of September 30, 2004. Cash provided by operating activities, resulted primarily from collections of accounts receivable, various non-cash expenses included in net income for the nine months ended September 30, 2004, increases in accounts payable, payroll and payroll-related expenses, and long-term liabilities, offset by reductions in accrued liabilities, deferred revenue and income taxes payable.

Our principal investing activities to date have been the purchase of short-term and long-term investments, business acquisitions, and equipment purchases. We do not have any material commitments with regard to future capital expenditures as of September 30, 2004.

Net cash provided by financing activities in the nine months ended September 30, 2004 reflects the exercise of options by our employees as governed by our employee stock option plans and the purchase of our common stock through the employee stock purchase plan.

Our Board of Directors has authorized the purchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. During the three and nine month periods ended September 30, 2004, we did not repurchase any shares of our common stock. Cumulatively, from the inception of the program through September 30, 2004, we have repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for an approximate total cost of $20.8 million.

At September 30, 2004, we had working capital of $11.9 million. We believe that our current cash balances and future operating cash flows will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Contractual obligations

A table of our contractual obligations as of September 30, 2004 is included in Note 5 to Condensed Consolidated Financial Statements - Commitments and contingencies.

Off-balance sheet arrangements

As of September 30, 2004, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended.

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

The following table presents the potential impact on cash flow of changes in exchange rates as noted (in thousands):

	Cash flow impact on change in exchange rates
	Fair Value as of September 30, 2004	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1)	$5,794	$(319)	$(201)	$164	$236
Accounts payable (1)	(2,104)	163	103	(84)	(120)
Inter-company with U.S. (2)	(2,744)	532	335	(274)	(393)

(1)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.
(2)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of September 30, 2004 and that there is no change in rates between the various non U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Condensed Consolidated Statements of Operations.

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

We earned net income for the nine month period ended September 30, 2004 of $0.7 million and reported a net loss of approximately $2.7 million for the year ended December 31, 2003. We have not achieved profitability on an annual basis since 1995, and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, price competition may make it difficult for us to achieve profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We expect prices for our software products to decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our revenues or to maintain our prices and profit margins. We need to increase our sales volume and/or reduce our costs to be profitable in future periods. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. This could occur despite our efforts to introduce and enhance our existing products.

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

Software products as complex as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Errors may also arise as a result of defects in third-party products or components, which are incorporated into our products. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products or product enhancements after commencement of commercial shipments, which could result in loss of or delay in market acceptance. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could have a material adverse effect on our business, financial condition, and results of operations:

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

We derived approximately 25% of our net revenues from sales outside of North America (United States and Canada) during the quarter ended September 30, 2004. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

The terrorist attacks in the United States, the United States response to these attacks, the current instability in the Middle East, and the related decline in consumer confidence and continued economic weakness have had an adverse impact on our operations. If consumer confidence continues to decline or does not recover, our revenues and results of operations may continue to be adversely impacted in 2004 and beyond. Any escalation in these events, or similar future events may disrupt our operations or those of our customers. These events have had and may continue to have an adverse impact on the United States and world economy in general and consumer confidence and spending in particular, which has and could continue to harm our sales. Any of these events could increase volatility in the United States and worldwide financial markets and economy, which could harm our stock price and may limit the capital resources available to us and our customers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock and on the future price of our common stock.

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

As of October 31, 2004, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 2.2 million shares, or approximately 23.0% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act are expensive and time-consuming and may not ultimately result in a favorable outcome

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “S-O Act”) within the prescribed period described under Item 4 below, the Company has been engaged in a process to document and evaluate its internal controls over financial reporting. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. These efforts have resulted in, and may continue to result in, significant expenditures and the diversion of management attention from the Company’s business. In addition, the Company cannot assure you that its management will be able to conclude that the Company’s internal controls over financial reporting are effective as of December 31, 2005 or any subsequent date.

Item 3. Quantitative and qualitative disclosures about market risk

There have been no material changes in reported market risks since December 31, 2003. Information regarding interest rate risk and foreign currency risk is discussed herein in Item 2 under “Disclosure of Market Risk.”

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this filing, we performed an evaluation under the supervision and with the participation of NetManage’s management, including NetManage’s Chief Financial Officer (CFO), of the effectiveness of the design and operation of NetManage’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Following that evaluation, NetManage’s management, including the CFO, concluded that based on the evaluation, the design and operation of NetManage’s disclosure controls and procedures were effective at that time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no repurchases of our common stock during three and nine month periods ended September 30, 2004.

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

On September 27, 2004, the Company furnished a current report on Form 8-K, announcing that on September 22, 2004, it entered into a definitive Stock Purchase Agreement, or the Purchase Agreement, with Librados, Inc., and each of David James Richards, James Milton Campigli, Mohammad Naeem Akhtar, Vincent Eagen, Keith Graham, Chris Walton, Satish N. N. Numburi, Madhuri Suda, Vivian Stark, Susan Poulter, and Larry Webster, or the Shareholders . The Company and its affiliates have no material relationship with Librados and the Shareholders other than in respect of the Purchase Agreement.

On November 12, 2004, in connection with the Purchase Agreement, the Company furnished a current report on Form 8-K, announcing that on October 22, 2004, it acquired all of the issued and outstanding capital stock of Librados and offered employment to substantially all of the current employees of Librados. The purchase price for the acquired Librados stock was a combination of cash and shares of the common stock of the Company totaling approximately $3.4 million, which was delivered to the Shareholders at closing. The Purchase Agreement also provides that certain Shareholders will not compete with the acquired business for certain specified periods of time.

On October 25, 2004, the Company furnished a current report on Form 8-K, announcing its third quarter fiscal 2004 financial results for the three and nine month periods ended September 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

10.20	Lease between the Registrant and Stevens Creek Office Center Associates dated June 15, 2004.

10.21	Stock Purchase Agreement by and among the Registrant, Librados Inc., a Delaware corporation, and holders of securities of Librados Inc., dated as of September 22, 2004.

10.22	Registration Rights Agreement by and among the Registrant, and holders of securities of Librados Inc. dated October 22, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K.

1. On September 27, 2004, the Company furnished a current report on Form 8-K, announcing that on September 22, 2004, it entered into a definitive Stock Purchase Agreement with Librados, Inc. and each of David James Richards, James Milton Campigli, Mohammad Naeem Akhtar, Vincent Eagen, Keith Graham, Chris Walton, Satish N. N. Numburi, Madhuri Suda, Vivian Stark, Susan Poulter, and Larry Webster .

2. On October 25, 2004, the Company furnished a current report on Form 8-K, announcing its third quarter fiscal 2004 financial results for the three and nine month periods ended September 30, 2004.

3. On November 12, 2004, the Company furnished a current report on Form 8-K, announcing that on October 22, 2004, it had completed the acquisition of Librados, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC.
(Registrant)

DATE: November 12, 2004	By:	/s/ Michael Peckham
Michael Peckham Chief Financial Officer and Senior Vice President (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.20	Lease between the Registrant and Stevens Creek Office Center Associates dated June 15, 2004.

10.21	Stock Purchase Agreement by and among the Registrant, Librados Inc, a Delaware corporation, and holders of securities of Librados Inc, dated as of September 22, 2004.

10.22	Registration Rights Agreement by and among the Registrant, and holders of securities of Librados Inc. dated October 22, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.