Form 10-K
period 2004-12-31
NETMANAGE INC
filed 2005-03-22
CIK 909793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to         .

Commission File No. 0-22158

NetManage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0252226
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

20883 Stevens Creek Boulevard,
Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(408) 973-7171

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value, including related Preferred Shares Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the NASDAQ National Market, was $38,318,489 as of December 31, 2004(1).

The number of shares of Common Stock outstanding as of March 15, 2005 was 9,230,296.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders for the registrant’s annual meeting of stockholders to be held on June 15, 2005, which is expected to be filed on or before April 22, 2005 with the U.S. Securities and Exchange Commission, are incorporated by reference into Part III of this report.

(1)	Excludes 3,257,674 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at December 31, 2004. Exclusion of shares held by any person should not be construed to indicate that such persons possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant or that such person is otherwise an “affiliate” for any other purpose.

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

Item 1—Business.

General

NetManage, Inc. was incorporated in 1990 as a California corporation and we reincorporated in Delaware in 1993 in connection with our initial public offering. References in this Annual Report on Form 10-K to “NetManage”, “the Company”, “we”, “our”, and “us” collectively refer to NetManage, Inc., a Delaware corporation, its subsidiaries and its California predecessor. NetManage operates through only one business segment. Please see Item 8, Financial statements and supplementary data, of this Annual Report for more details.

NetManage®, OnWeb®, RUMBA®, OneStep®, ViewNow®, OnNet®, Chameleon®, SupportNow®, InterDrive®, Librados™, the NetManage logo, NetManage partner logo and the lizard logo are registered trademarks, registered service marks, trademarks or service marks of NetManage, Inc., its subsidiaries and its affiliates in the United States and/or other countries. UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company Limited. Windows and ActiveX are registered trademarks in the United States and other countries of Microsoft Corporation (Microsoft). AIX, AS/400 and iSeries are registered trademarks in the United States and other countries of International Business Machines Corporation (IBM). Java is a trademark of Sun Microsystems, Inc. (Sun). All other trademarks are the property of their respective owners.

Overview

We develop, market and sell software and service solutions that allow our customers to access and leverage their considerable investment in host and non-host based business applications, processes and data. Our business is primarily focused on providing a broad spectrum of personal computer, browser-based and server-based software and tools. These products allow our customers to access, Web-enable, and extend the use of their mission-critical line-of-business applications.

Specifically, our core products allow our customers to:

1.	access their host applications through “green-screen” terminal emulation on personal computers or within Web browsers;

2.	publish information from existing applications in a Web presentation;

3.	create new Web-based applications that utilize their existing business processes and applications; and

4.	encapsulate existing business processes into reusable components, such as Web services, .NET Assemblies, JavaBeans, Enterprise JavaBeans and portlets. These components can then be used to develop new applications based on application frameworks such as Microsoft .NET or the various Java (J2EE) environments such as IBM WebSphere or BEA Systems (BEA), WebLogic.

In addition, we develop, market and sell a range of application specific adapter software products, including SAP, PeopleSoft, JD Edwards, Siebel and Oracle, amongst others, and generally referred to herein as non-host systems, that allow the integration of applications which are written on major application frameworks with existing enterprise applications.

Our business is targeted at taking advantage of the on-going projects within corporations that in addition to initiating new Business-to-Business (B2B), or Business-to-Consumer (B2C), applications are increasingly adopting a Services Oriented Architecture (SOA) as their enterprise IT architecture. Our products help our customers bridge the gap between their existing systems and those required to compete in the B2B and B2C marketplaces as well as those required for the delivery of existing business processes as part of a SOA.

A company’s internal corporate computer systems are generally the systems of record for the business and are therefore the basis of any new initiatives being considered. Alongside these solutions, we are focused on providing products that allow existing corporate business processes to be componentized and extended to business partners in the supply and demand chains where SOA plays a significant role. We also focus on taking advantage of continuing trends: the expansion of the Internet and its adoption as the B2B infrastructure for both medium and large enterprises; the adoption of mobile information access and display devices by corporate users; and the availability of broader access to corporate data and information for people internal and external to an organization.

We develop and market these software solutions to allow our customers to access and leverage applications, business processes and data on IBM corporate mainframe computers, IBM mid-range computers such as AS/400 or iSeries, generally referred to herein as host systems, UNIX-based servers and Windows-based servers. We also provide support, maintenance, and technical consultancy services to our customers in association with the products we license.

Our principal products are compatible with Microsoft Windows XP, Windows 2000, Windows NT and Windows 98 operating systems, IBM mainframe and mid-range host operating systems, Novell, Inc.’s, network operating systems, and various implementations of the industry standard UNIX operating system including IBM AIX, Hewlett-Packard Company (HP) HP/UX, Sun Solaris, and the open source Linux system.

Industry background

The number and variety of applications that utilize internal company networks and the Internet continues to grow rapidly, driven in part by corporate initiatives to increase the responsiveness and agility of the business. Additionally, enterprises are faced with much tighter restrictions on corporate IT budgets and new application initiatives. IT organizations are more focused on leveraging their current investments in systems and applications, to improve operational efficiencies, reduce costs and extend their company’s market reach.

We develop products that are designed to assist companies in meeting these needs. Our products include:

1.	traditional host access products for desktops to communicate with corporate host systems;

2.	products that allow organizations to transform corporate applications into systems that can service external users, partners and customers through the Web; and

3.	development platforms that allow organizations to create new applications based on information and data from one or more existing applications.

In addition, we provide products that allow access to and use of existing business processes and transactions for customers using application server development platforms such as IBM WebSphere, BEA WebLogic and Microsoft .NET. These products are referred to as “connecters” or “adapters” and allow corporate applications to be presented in formats such as Web Services. These products address the access and integration markets which over time have converged, as both customers and the industry call for more integrated solutions. We believe that these trends will continue and gain momentum as businesses experience the often rapid return on investment derived from these solutions.

The growth of the Internet has also been matched by an increase in the use of mobile computing allowing users to access all of a company’s computer systems from a remote location within the confines of an organization’s security and access-control policies. As the Internet continues to grow, the number of different communication and inter-networking options required by major corporations to support their businesses is also increasing. The number and type of mobile computing and communication devices now includes wireless handheld devices, Personal Digital Assistants (PDAs) and Web-enabled cellular phones and Smartphones. We anticipate that these trends will continue to accelerate over the next several years.

More companies are seeking ways to make certain applications accessible to customers, partners and vendors in order to enhance the flow of information and reduce expenses. This major move, utilizing the Internet as the inter-networking solution, covers the full migration of business processes to the Web and the sharing of those processes with partners—allowing electronic selling, trading and transactions on the Web. We are focused on providing solutions to our customers that allow them to more easily share business processes and business services in a secure environment.

We believe that the open and interoperable characteristics of inter-networking technology, the use of intranets and the software that enables them, and the continued adoption of the Internet as an inter-company communication mechanism will continue to grow.

We believe that the adoption of SOA will drive the requirement to incorporate existing applications as key components in the new approach to corporate IT systems. The ability to “componentize” existing business processes in an industry standard way and deliver those components to new applications and frameworks easily and quickly will ensure that corporations get new and increased value from their existing IT assets.

Our vision is to provide our integration products and solutions to greatly improve and extend the reach and value of existing corporate systems, regardless of what the end-user devices are or where the end-user devices are located. As we continue to deliver on our vision, we intend to support our customers in implementing business-to-employee (B2E), B2B, and B2C business solutions and SOA. See “Factors that may affect our future results and financial condition” under Item 7 below for a discussion of risk factors.

Products and technology

Our broad suite of products provides organizations with cost-effective solutions for connecting companies with their employees, partners and customers. Our products extend the functionality of these organizations’ technology investments by providing essential services that are not included in desktop and network operating systems. Our solutions are designed to streamline communication, reduce the total cost of ownership, and increase productivity throughout an organization.

Our current products include:

RUMBA	Connectivity software focused on connecting PCs to IBM mainframe and iSeries systems and UNIX host systems. RUMBA provides state-of-the-art terminal and printer emulation, file sharing, and file transfer solutions.

OnWeb Web-to-Host	A browser-based product for fast deployment of host access solutions to any browser supporting ActiveX or Java. OnWeb Web-to-Host can be deployed from virtually any Web server and can lower total cost of ownership of terminal emulators by eliminating the need to configure individual desktops during initial installation and future updates. This product was formerly marketed under the RUMBA brand name until the fourth quarter of 2003.

OnWeb Server

A broad, robust, and highly scalable server-based solution designed to allow customers to leverage their existing enterprise applications, information, and business processes for new presentation methods and integration projects.

OnWeb Server is designed to enable application publishing on the Web by mapping one or more human-based transactions or processes to a Web-based presentation. OnWeb can also generate .NET Assemblies, JavaBeans, Enterprise JavaBeans or portlets from back-end transactions. These components can then be reused in building new applications and services.

ViewNow X Server and ViewNow InterDrive NFS	Connectivity software allowing PCs to share files with UNIX host systems using Network File System, or NFS, and to access and run X Windows applications on UNIX hosts.

Librados Application and Technology Adapters	An extensive range of high performance and highly scalable application and technology adapters for both Java J2EE application servers and Microsoft BizTalk servers. Adapters are available for a wide-range of enterprise applications such as SAP, PeopleSoft, JD Edwards, Siebel and Oracle, amongst others, for a wide-range of databases including Oracle, Informix, IBM DB2 and Sybase and for a broad range of technology connections including support for Electronic Data Interchange (EDI) standards. This technology resides entirely within the bounds of the application server environment negating the need for intermediary (or proxy) servers which may hinder performance and increase implementation complexity.

A significant portion of our net revenues has been derived from the sale of products that provide host access, presentation and integration solutions for the Microsoft Windows environment (clients and servers), and are marketed primarily to Windows users. In addition, our strategy of developing products based on the Windows operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. We have no agreement with Microsoft giving us pre-release access to future Windows products. Also, we have products which are similar to functionality included in some Microsoft products. Microsoft is expected to increase development of such products.

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

We have had a number of acquisitions over time, including our most recent acquisition of Librados, Inc. in the fourth quarter of 2004 that have provided technology incorporated into our current product offerings. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make acquisitions in the future if we determine that an acquisition would further our corporate strategy.

For a discussion of risk factors that may affect our business and financial results, see “Factors that may affect our future results and financial condition” in Item 7 below.

Backlog

Since we generally ship software products within a short period of time after receipt of an order, we do not typically have a material backlog of unfilled orders. Our revenues, in particular our license fees, in any one quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter.

Sales and marketing

We develop products that are designed to allow our customers to deploy solutions across a wide-range of industries. Successful installations can be found in government agencies, as well as companies in the finance, health care, manufacturing and insurance industries. Our products are designed to improve business processes throughout these organizations.

To bring our products to market we use a combination of telesales and direct sales personnel specifically assigned to meet the needs of major customer accounts. As part of our continuing strategy to develop multiple distribution channels, we expect to continue our use of indirect channels, such as resellers, particularly value added resellers and systems integrators, distributors and original equipment manufacturers, both in the United States and internationally. Any material increase in our indirect sales may adversely affect our average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels.

In the United States, we have nine sales offices, and internationally, we have sales offices in Canada, France, Germany, Israel, Italy, the Netherlands, Spain, and the United Kingdom. We also utilize local distributors and resellers internationally. We support the sales activity of these sales offices and distributors in specific countries through localization of products and sales material, local training, and participation in local trade shows.

In 2004, 2003 and 2002 respectively, we derived approximately 27%, 29% and 28% of net revenues from sales outside of North America (United States and Canada). We believe that the potential international markets for our products are substantial, based on the extent to which Windows, UNIX and inter-networking products are used internationally. Accordingly, we localize many of our products for use in the native language of specific countries. We intend to continue to target major European countries for additional sales and marketing activity, and to expand our Israel subsidiary in the support of our international sales.

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

Historically, our business and levels of revenues have fluctuated on a seasonal basis. Our fourth quarter has typically been our strongest revenue quarter, we believe in large part driven by customer spending patterns and the sales organization’s focus on achieving sales incentives.

Customer support

Our North America support organization consists of a staff of engineers and other professionals providing support by telephone from our facilities in Ottawa, Ontario, Canada. Both telephone support and regular update releases of our products are provided to customers that purchase an annual or multi-year maintenance and support agreement. Our sales and customer support organizations work together to provide customer satisfaction. Our customers outside North America are supported by our personnel located in Haifa, Israel, by various international sales offices and by local distributors and resellers who are trained by us.

Research and development

We believe that our future success will depend on our ability to enhance our existing products and to develop and introduce new products providing access, presentation and integration services, which address customer needs in the areas of B2B, B2C, B2E and SOA. On December 31, 2004 we had 56 employees involved in research and development activities. Our research and development expenses for the years ended December 31, 2004, 2003 and 2002 were $7.0 million, $8.3 million and $13.1 million, respectively.

Competition

The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers’ needs, and frequent new product introductions. To maintain or improve our position in the industry, we must continue to successfully develop, introduce and market new products and product enhancements on a timely and cost-effective basis. Three key factors will contribute to the continued growth of our marketplace: the proliferation of Microsoft Windows client and server technology, the proliferation of the use of the UNIX operating system—particularly the UNIX Open Source version and the continued implementation of Web-based access to corporate computer systems.

We compete directly with providers of Windows inter-networking applications, such as IBM, Attachmate Corporation, WRQ, Inc. and Hummingbird Ltd. as well as other major PC connectivity vendors. We also compete with companies such as Jacada Ltd., Seagull Holding NV, IBM, BEA, and Computer Associates International, Inc. with respect to web integration server products and with iWay and Attunity with respect to application adapter products.

Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do. Significant price competition characterizes the markets for our products and we anticipate that we will face increasing pricing pressures from competitors in the future. Moreover, given that there are low barriers to entry into the software market, and the market is rapidly evolving and subject to rapid technological change, we believe that competition will persist and intensify in the future. We have experienced price declines over the last several years. A reduction in the price of our products would negatively affect gross margins as a percentage of net revenues, and would require us to increase software unit sales, in order to maintain net revenues at existing levels.

Proprietary rights

We rely on a combination of patent, copyright, trade secret, confidentiality procedures, trademark laws, and contractual provisions to protect our intellectual property and proprietary rights. However, the basic TCP/IP protocols on which our products are based are non-proprietary, and other companies have developed their own versions. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and to a lesser extent, patent laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In selling our products, we rely primarily on click-wrap licenses that are not signed by licensees, and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. In addition, the number of patents applied for and granted for software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against us. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, seeking indemnification against such infringement or indicating that we may be required to obtain a license or royalty from such third parties.

We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal means of protecting our technology.

Employees

On December 31, 2004, we had a total of 225 regular full-time employees, of whom 105 were engaged in sales, marketing, technical support and consulting, 59 in general management, administration and finance, 56 in software development and engineering and 5 in production. None of our employees is subject to a collective bargaining agreement, and we have not experienced any work stoppage.

The majority of our workforce is located in the competitive employment markets of the Silicon Valley in California; Ottawa, Ontario, Canada and Haifa, Israel.

Executive officers of the registrant

The executive officers, their ages and their positions as of March 15, 2005 are as follows:

Name	Age	Position
Zvi Alon	53	Chairman of the Board, President and Chief Executive Officer
Michael R. Peckham	54	Chief Financial Officer, Senior Vice President, Finance and Secretary
Ido Hardonag	44	Senior Vice President, Worldwide Engineering
Peter R. Havart-Simkin	52	Senior Vice President, Worldwide Strategic Development
Cheli Aflalo-Karpel	51	Vice President, European and Israel Operations
Ibrahim Ayat	41	Vice President, North American Sales
Yuan Huntington	36	Vice President, Marketing
Andrew Murchison	52	Vice President, Partnerships and Alliances
David Richards	34	Vice President and General Manager, Librados Product Line
Ronald Rudolph	55	Vice President, Human Resources
Bret L. England	46	Corporate Controller and Treasurer
Steve D. Mitchell	51	General Counsel

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

Ido Hardonag re-joined us in October 2002 as Senior Vice President, Worldwide Engineering. Mr. Hardonag is responsible for worldwide engineering and research and development for the company’s current and future product lines and was previously employed by NetManage from July 1992 to January 2000 in several engineering management positions, the most recent as Vice President, Research and Development. Prior to re-joining the Company, Mr. Hardonag served as an independent consultant, between October 2001 to September

2002, providing consulting services to a number of companies. Prior to that Mr. Hardonag was with TeleKnowledge Group, a start-up company in Israel where he served as Vice President, Research and Development from January 2000 to September 2001. He was responsible for core product development, new product releases and customer-related projects for its Total e-billing product. Mr. Hardonag received a B.S. in computer science from Tel-Aviv University in Tel-Aviv, Israel and a M.S. in computer science from the University of Southern California.

Peter R. Havart-Simkin joined us in August 1998 as Senior Vice President, Marketing. In November 1999, he was appointed as Senior Vice President, Worldwide Strategic Development. Mr. Havart-Simkin came to NetManage through our acquisition of FTP Software where he had served as Chief Technology Officer since July 1996. Prior to joining FTP, Mr. Havart-Simkin served with Firefox as Vice President and Chief Technical Officer from January 1994 to July 1996, when Firefox was acquired by FTP, and as Vice President of Marketing and Product Strategy from August 1989 until January 1994. As the original founder of Firefox, Mr. Havart-Simkin also served as a director of Firefox from August 1989 to February 1995. Mr. Havart-Simkin studied physics and mathematics at Windsor College in the United Kingdom. Mr. Havart-Simkin is also a Fellow of the Institute of Sales and Marketing Management (FInstFMM) and a registered Consultant in Information Technology (CIT).

Cheli Aflalo-Karpel re-joined us in March 2003 as Director, European and Israel Operations and was promoted to Vice President, European and Israel Operations in November 2004. Prior to re-joining the Company, Ms. Karpel worked as a consultant from November 2002 to March 2003. From December 2000 to November 2002 Ms. Karpel worked for Anota Ltd., a provider of e-business solutions for host-to-web access, initially as COO and was promoted to CEO in September 2001. Ms. Karpel worked from December 1999 to December 2000 for Internet2Anywhere, an Israeli based wireless internet provider, as Vice President, Marketing. From May 1993 to January 1999 Ms. Karpel worked for the Company and was a founding team member for NetManage Ltd. Ms. Karpel holds a B.A. degree in Political Science and Literature and has completed M.S. studies in Social Sciences from Haifa University. She also holds a diploma in Systems Analysis and Management from Bar-Iian University in Israel and a diploma in Management and Planning from Israeli Institute of Technology.

Ibrahim (Abe) Ayat joined the Company in October 2003. Prior to joining us, Mr. Ayat worked as a consultant from October 2002 to October 2003 specializing in the area of mergers and acquisitions. Mr. Ayat served as Vice President, Americas Field Operations with ON Technology Corporation, a company specializing in enterprise infrastructure and asset management software, from June 2001 to September 2002. From January 2001 to June 2001, Mr. Ayat worked as an independent consultant. From July 1995 to January 2001, Mr. Ayat served as vice president of North American Field Services and Sales Support with Novadigm, Inc., a software company that provides IT infrastructure and management solutions for the enterprise. Mr. Ayat held various sales and management positions at OpenVision Technologies, Inc. and Ingres Corporation, prior to joining Novadigm. Mr. Ayat holds a B.S. degree in Computer Science from the University of San Francisco, California.

Yuan Huntington joined us in August 2004 as Director, Product Marketing and was promoted to Vice President, Marketing in February 2005. From April 2004 to July 2004, Ms. Huntington worked as a consultant for the Company. Prior to joining the Company, Ms. Huntington was on sabbatical from September 2003 to March 2004. Before that, Ms. Huntington was the Vice President of Business Development from August 2001 to August 2003 for Talkway Communications, a company focused on providing video-based communication solutions. Ms. Huntington worked from April 2001 to August 2001 at WebGain, a Java tools company funded by Warburg Pincus and BEA Systems, as the Senior Director of Product Management. From April 2000 to February 2001, Ms. Huntington was the Executive Director of Business Applications at Broadband Office, an internet start-up funded by Kleiner-Perkins Caulfield & Byer, Microsoft and Sun. Prior to Broadband Office, Ms. Huntington spent four years at Netscape Communications, an internet software company, as the Director of Product Marketing. Ms. Huntington received a B.S. degree in Management Economics from the University of California at Davis.

Andrew Murchison joined us in February 2005, as Vice President, Partnerships and Alliances. Mr. Murchison worked as a consultant from November 2004 to February 2005. Mr. Murchison was the Vice President of Strategic Business Alliances, with Computer Associates International/Platinum Global and Industry Alliances, from January 1999 to October 2004. During his tenure with Computer Associates, he managed Strategic RDBMS, ERP and ISV relationships. Prior to joining Computer Associates, Mr. Murchison was Vice President of Sales at Mercantec Inc., an e-commerce software company, from July 1996 to December 1998. From July 1990 to July 1996, Mr. Murchison was Vice President of Sales at Micro Focus Inc., managing both worldwide OEM and direct sales territories. Mr. Murchison has a B. S. degree in Physics, with a Computer Science emphasis, from Loma Linda University.

David Richards joined us in October 2004 as Vice President & General Manager of the Librados product line. Mr. Richards came to the Company as part of the acquisition of Librados, Inc. where he served as the Chairman, President and CEO since March 2003. From September 1999 to March 2003 Mr. Richards served as the President and CEO of Insevo, Inc., a leader in the enterprise integration business. Mr. Richards also ran his own consulting company for 4 years specializing in the implementation of ERP systems with customers such as Mitsubishi, General Electric and ICI. Mr. Richards has also served on the boards of ObjectWeb, a leading open source application server company based in France and the EAI Industry Consortium where he also chaired the adapter committee. Mr. Richards received a B.S. in Computer Science from the University of Huddersfield in Yorkshire, England.

Ronald Rudolph joined us in April 2003. Mr. Rudolph worked as a consultant from August 2001 to March 2003. Mr. Rudolph was the Senior Vice President of Administration at Infogrames Interactive Software, Inc., an interactive software manufacturer, from December 1999 to July 2001. Prior to that, he was the Vice President of Administration at Wyse Technology, Inc, a computer manufacturer, from August 1998 to December 1999. Mr. Rudolph worked at 3COM Corporation, a computer-networking manufacturer, from October 1994 to August 1998 as Vice President of Human Resources Operations. Mr. Rudolph holds a M.S. and Psy. D. in Psychology from California Coast University, Santa Ana, CA, and a B.A. in Psychology from University of California, Santa Cruz. Mr. Rudolph also studied Increasing Human Resources Effectiveness at Harvard University and received a Certificate in Executive Management from the Wharton School, University of Pennsylvania.

Bret L. England joined NetManage in December 2004 as Corporate Controller and Treasurer. From September 2003 to December 2004, Mr. England was the President and Founder of England Asset Management and Consulting Services. Previous to September 2003 Mr. England worked as a senior financial executive at several public and private software and internet companies including Satmetrix System—Chief Financial Officer, March 2003 to September 2003, Portal Software—VP Finance, Chief Accounting Officer, September 2001 to January 2003, Alta Vista—Chief Financial Officer, June 2000 to September 2001, Informix Software—International Controller, April 1999 to June 2000, and Symantec—EMEA Finance, Treasury Director, and International Tax Manager, November 1992 to April 1999. Mr. England also worked for Deloitte & Touche from June 1985 to November 1992 and KPMG from December 1983 to June 1985. Mr. England has a B.S. in Accounting from Weber State University, a Masters in Taxation from Golden Gate University, and an Executive Education Certificate from the Stanford Graduate School of Business. Mr. England is a Certified Public Accountant.

Steve D. Mitchell joined us in October 2002 as General Counsel. Prior to joining us, Mr. Mitchell served from January 1990 to July 2002 in increasingly responsible positions for Hitachi Data Systems Corporation (Hitachi), a supplier of large and medium scale servers and data storage devices. While with Hitachi, Mr. Mitchell was President and Chief Operating Officer from June 2001 to April 2002 and Vice President, General Counsel and Secretary from October 2000 to June 2001 of its subsidiary, Hitachi Innovative Solutions Corporation, a systems integrator and CRM software implementer. From January 1990 until October 2000, Mr. Mitchell held a number of responsible legal positions at Hitachi and assisted with patent infringement litigation and other legal matters. Mr. Mitchell initiated his career with sales and contracts management positions with Sears, Radionix Corp., and Fujitsu America, Inc. Mr. Mitchell holds a B.S. in Organizational Psychology from the University of San Francisco and a J.D. from the Monterey College of Law. Mr. Mitchell is admitted to practice law in California and before the U.S. Supreme Court.

Available Information

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the United States Securities and Exchange Commission (SEC). We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available on our website (www.netmanage.com), free of charge, as soon as reasonably practicable after we have electronically filed or furnished such materials to the SEC. These filings are also available on the SEC’s web site at www.sec.gov. In addition, you may read and copy any documents we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the regional offices of the SEC located at 233 Broadway, New York, New York 10279, and at 175 West Jackson Blvd., Suite 900, Chicago, Illinois 60604. You may obtain information on the operation of the SEC’s public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330. You can also read and copy our SEC filings at the office of the National Association of Securities Dealers, Inc. at 1735 K Street, Washington, D.C. 20006.

Item 2—Properties.

Substantially all of our office space is leased. We have approximately 52,800 square feet of total leased space in North America including our 24,550 square foot headquarters building in Cupertino, California. This location supports executive, legal, finance, human resources, marketing, sales, and administration. Other primary sites are located in Kirkland, Washington, which houses sales, support, and marketing, and Woburn, Massachusetts which houses sales and support for the east coast of the U.S. Ottawa, Ontario, Canada houses the consulting, technical support, and research and development groups primarily for the presentation and integration services products. Regional sales offices are located in Chicago, IL and Cupertino, CA with local sales offices throughout the United States.

Internationally, we lease approximately 31,000 square feet of office space in Haifa, Israel for the purpose of international sales, marketing, technical support, administration, and research and development. We also lease sales office space in France, Germany, Italy, Spain, the Netherlands, and the United Kingdom.

Item 3—Legal proceedings.

On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company and its affiliates Network Software Associates, Inc., or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. Mr. Fisher purported to file the action on behalf of himself and the United States federal government. NetManage acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Mr. Fisher, as relator, on behalf of himself and the government. NetManage, and its affiliates, first learned of the action when the Company was served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss the Company from this action, without prejudice, in exchange for an agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

On January 31, 2002, on an order of the court granting in part and denying in part defendant’s motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Amended Complaint, Mr. Fisher filed a Third Amended Complaint, or complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. Mr. Fisher is asserting the claims in the present complaint solely in his capacity as relator on behalf of the United States. The complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the complaint alleges that from 1993 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2). In addition, the complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by working to fraudulently continue NSA’s certification as a Section 8(a) entity for alleged use by NSA’s Federal Systems Division and by getting fraudulent claims allowed and paid by virtue of the alleged fraudulent Section 8(a) status, in violation of 31 U.S.C. § 3729 (a) (3). NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. According to the earlier amended complaint (although not alleged in the current complaint), Mr. Fisher’s theory was that the liabilities of NSA and NetSoft, including alleged liability in this suit, passed to NetManage. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. NetManage and its affiliates dispute Mr. Fisher’s allegations.

NetManage has demanded indemnification for all damages arising out of this case, including attorney’s fees and costs, from the former shareholders of NSA and the successor in interest to the Federal Systems Division of NSA pursuant to the Stock Purchase Agreement governing NetManage’s acquisition of NSA and the Bill of Sale under which NSA divested the assets comprising the Federal Systems Division. We express no view as to the likelihood of NetManage prevailing on its indemnification claims or collecting on any judgment it might obtain in connection with those claims.

On July 23, 2004, the defendants jointly filed a motion for partial summary judgment seeking to dismiss a portion of Mr. Fisher’s claims. The motion has yet to be decided.

On October 27, 2004, the court issued an order permitting Mr. Fisher’s counsel to withdraw, leaving him without representation in this action. On December 15, 2004, defendants filed a motion to dismiss Mr. Fisher’s claims based on that fact. The court has stayed all proceedings in the case until May 13, 2005 pending a ruling on the motion to dismiss.

The Company is unable to ascertain whether an amicable resolution will be reached in this case and has insufficient information at this time to estimate the possible loss, if any, which might result from this lawsuit. The Company intends to vigorously defend against the action.

In addition, the Company is party to various legal disputes and proceedings that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Item 4—Submission of matters to a vote of security holders.

Not applicable.

PART II

Item 5—Market for registrant’s common equity and related stockholder matters.

Market price of common stock

Our common stock is traded on the NASDAQ National Market under the symbol NETM. As of March 15, 2005, there were 926 stockholders of record and approximately 13,500 beneficial owners of our common stock.

The high and low closing sales prices of our common stock as reported on the NASDAQ National Market for each quarter of 2004 and 2003 were as follows:

	First	Second	Third	Fourth
2004
High	$11.39	$10.67	$7.65	$6.65
Low	$5.31	$6.10	$4.67	$4.95
2003
High	$2.67	$2.98	$4.32	$6.06
Low	$1.41	$1.16	$2.95	$4.05

Dividends

We have not declared or paid cash dividends on our common stock and do not currently intend to pay any cash dividends in the foreseeable future. We are not subject to any agreements or debt instruments that restrict the payment of cash dividends.

Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders:
1992 Plan (2)	1,139,641		5.06		884,787	(2)
Directors’ Plan	46,860		7.77		153,140
1993 Employee Stock Purchase Plan (3)	N/A		N/A		573,121	(3)

Aggregate total of all equity compensation plans approved by security holders	1,186,501	(4)	5.17	(4)	1,611,048

Equity compensation plans not approved by security holders:
1999 Plan	409,937		3.90		77,797

Aggregate total of all equity compensation plans not approved by security holders	409,937		3.90		77,797

(1)	Excludes shares of common stock issuable upon the exercise of the outstanding options, warrants and rights listed in the column (a).
(2)

On June 5, 2002, the stockholders approved an automatic share increase provision to the 1992 Plan pursuant to which the share reserve under the plan shall automatically increase on the first trading day of January in each calendar year. Beginning with the 2003 calendar year through the calendar year 2007, the share reserve under the plan shall increase by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the immediately preceding calendar year, subject to a maximum annual increase of 285,714 shares.

(3)	On June 5, 2002, the stockholders approved an automatic share increase provision to the 1993 Employee Stock Purchase Plan pursuant to which the share reserve under the plan shall automatically increase on the first trading day of January in each calendar year. Beginning with the 2003 calendar year through the calendar year 2007, the share reserve under the plan shall increase by an amount equal to one percent (1%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the immediately preceding calendar year, subject to a maximum annual increase of 107,143 shares.
(4)	Does not include shares to be issued under the Company’s 1993 Employee Stock Purchase Plan which has as its purchase periods May 1 to October 31 and November 1 to April 30 of each year. The purchase price for shares under the purchase plan is the lesser of (a) 85% of the fair market value of the common shares on the first business day of the purchase period or (b) 85% of the fair market value of the common shares on the last business day of the purchase period.

Recent Sales of our Stock

We issued 263,678 unregistered shares of our common stock in connection with the acquisition of Librados, Inc. on October 22, 2004. The stock was issued to the former stockholders of Librados, Inc. and is to be registered pursuant to a Form S-3 initially filed on February 17, 2005. As of the date of this Annual Report, the Form S-3 has not yet been declared effective.

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

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data: (1)
Net revenues (2)	$47,666	$50,663	$65,740	$79,284	$102,702
Income (loss) from operations (3)	1,507	(4,663)	(16,941)	(11,942)	(75,363)
Net income (loss)	1,424	(2,685)	(21,994)	(12,269)	(71,473)
Net income (loss) per share, basic (4)	$0.16	$(0.31)	$(2.46)	$(1.32)	$(7.71)
Net income (loss) per share, diluted (4)	$0.15	$(0.31)	$(2.46)	$(1.32)	$(7.71)
Weighted average common shares, basic (4)	8,928	8,658	8,927	9,276	9,266
Weighted average common shares, diluted (4)	9,359	8,658	8,927	9,276	9,266
Balance Sheet Data:
Cash and cash equivalents and short term investments	$19,789	$20,299	$24,094	$33,830	$38,320
Working capital (5)	9,860	7,847	10,830	19,471	22,333
Total assets	47,834	41,851	53,238	75,646	108,662
Long-term liabilities	2,543	584	2,622	1,620	3,106
Total stockholders’ equity	16,974	12,830	16,087	38,588	51,904

(1)	We acquired one company in each of 2004 and 2000.
(2)	Net revenues have been revised to reflect a reclassification from cost of goods to net revenues related to shipping costs.

(3)	Income (loss) from operations includes write-offs of in-process research and development of $1.7 million for the year ended December 31, 2000. Additionally, income (loss) from operations includes restructuring charges of $1.8 million, $4.7 million, and $5.6 million for the years ended December 31, 2003, 2002 and 2000, respectively. Also, income (loss) from operations includes asset impairment charges of approximately $5.6 million and $39.8 million for the years ended December 31, 2002 and 2000, respectively and an insurance recovery of $3.8 million for the year ended December 31, 2000. See further discussion in Item 7, “Management’s discussion and analysis of financial condition and results of operations.”
(4)	All share and per share data has been retroactively adjusted to give effect to our one-for-seven reverse stock split that became effective at the close of business on September 3, 2002.
(5)	Working capital has been revised to reflect a reclassification from accrued liabilities to long-term liabilities of restructuring obligations of $1.0 million, $0.8 million and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Item 7—Management’s discussion and analysis of financial condition and results of operations.

Some of the statements contained in this Management’s discussion and analysis of financial condition and results of operations section of this Annual Report are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Management’s discussion and analysis of financial condition and results of operations section of this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements, including those described in this report under the caption “factors that may affect our future results and financial condition”. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements included in this Management’s discussion and analysis of financial condition and results of operations section are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

We develop and market software and service solutions that are designed to enable our customers to access and leverage the considerable investment they have in their corporate business applications, processes and data. Our business is focused on providing a broad spectrum of personal computer, browser-based and server-based software and tools. These products allow our customers to access and leverage applications, business processes and data on IBM and IBM compatible mainframe computers, and IBM mid-range computers such as the iSeries or A/S 400 series, in packaged applications such as SAP, Siebel, Oracle and PeopleSoft, amongst others, and on UNIX and Microsoft based servers. We provide support, maintenance, and technical consultation services to our customers in association with the products we develop and market. We provide applications and management consultancy to our customers primarily in association with the server-based products we deliver that are designed to allow customers to develop and deploy new web-based applications and services.

Four important industry trends have strong influences on our business strategy:

1.	the rapid adoption of electronic commerce by major corporations worldwide and the increasing acceptance of these approaches in mid-tier and mid-sized companies;

2.	the continuing development of the Internet, intranets and extranets for delivery of mission-critical business applications in large and mid-sized companies;

3.	an increased desire on the part of corporations to make business processes and information broadly accessible internally and externally to their employees and business partners; and

4.	the continued mobilization of users of personal computers and the proliferation of wireless and handheld devices requiring corporate system access on a global basis.

The growth of the Internet has also been matched by an increase in the use of mobile computing allowing users to access all of a company’s computer systems from a remote location within the confines of an organization’s security and access-control policies. As the Internet continues to grow, the number of different communication and inter-networking options required by major corporations to support their businesses is also increasing. The number and type of mobile computing and communication devices now includes wireless handheld devices, PDAs and Internet and Web-enabled cellular phones and smartphones. We anticipate that these trends will continue to accelerate over the next several years.

We believe that our customers require a single set of solutions that address the traditional need for host access combined with the need for the presentation of existing corporate systems with a Web application look and feel, and the delivery of existing corporate processes and transactions as reusable programmatic components such as Web services. In assessing the change in the marketplace, we have focused our sales and marketing efforts both in our organization and with our resources to meet the changing needs of our customers. The Company’s products are designed and built to incorporate common components and technologies and to utilize common underlying services such as user management, system management, security, auditing and reporting. Our solutions consist of a range of products that are designed to allow IT departments to provide end users access to applications running on IBM and IBM compatible mainframes, IBM iSeries (AS/400), UNIX systems and Microsoft Windows and UNIX servers. Several technologies are employed to provide the solutions; these include traditional fat client or desktop solutions; thin client or browser-based solutions; zero footprint or server-based solutions and application adapter or connecter technologies. Within this marketplace, we believe the trend is away from desktop solutions and toward zero footprint solutions. We believe this movement is primarily driven by a desire to reduce the total cost of ownership associated with deploying these solutions. We also believe that a major element of our customer base will deploy a mixture of all types of solutions. The market is also made up of a number of products that allow organizations to reduce costs or increase revenue by allowing them, or their business partners, to interact via the Internet with corporate business applications that are the backbone of their business processes. A primary example of this kind of solution is found in self-service call center applications. Companies are building solutions that allow customers to determine order status over the Internet without involving a customer support representative. This approach simultaneously minimizes staffing costs and improves customer service. Our goal is to assist our customers in building solutions that quickly transform corporate applications into Web-based solutions.

Acquisitions

We have acquired a number of companies over the past several years. These acquisitions have allowed us to expand our existing customer base, obtain recurring revenue streams derived primarily from existing maintenance contracts and to acquire intellectual property.

On October 22, 2004, we completed our acquisition of Librados, Inc., or Librados, an early stage company selling adapters for packaged applications including SAP, Siebel, Oracle, JD Edwards, PeopleSoft, and others. We paid approximately $2.0 million in cash and issued 263,678 shares of NetManage common stock valued at approximately $1.4 million. Transaction costs were approximately $0.2 million in cash. Additionally 65,920 shares of NetManage common stock may be issued under terms of the related agreement if a certain level of cumulative revenue from the sale of Librados product is achieved by December 31, 2006. The acquisition was accounted for as a purchase and accordingly, the results of operations of Librados from the date of acquisition have been included in the Company’s consolidated financial statements. In connection with the acquisition, we recorded net liabilities of $0.8 million, identified intangibles assets of $2.5 million and goodwill of $1.9 million.

Our primary growth strategy is based on the development of new software products and the enhancement of existing products internally. However we have had a history of acquisitions and we regularly evaluate product and technology acquisition opportunities. We anticipate that we may make additional technology focused acquisitions in the future if we determine that such an acquisition would further our corporate strategy and enhance our ability to address time-to-market concerns.

As described in detail below, under the heading “Factors that may affect our future results and financial condition”, acquisitions involve a number of risks, including risks relating to the integration of the acquired company’s operations, personnel and products. Our inability to integrate recent or future acquisitions could have a material adverse affect on our results of operations and financial condition.

Restructurings

During the past several years, we have undertaken a number of initiatives intended to control costs and reduce operating expenses including the discontinuance of several low revenue-generating products and the implementation of worldwide restructurings of our operations as a result of acquisitions and prevailing market conditions.

On January 30, 2003 we announced a restructuring of the Company in response to the sluggish North American and European economies. We believe it was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. We implemented a reduction in our workforce of more than 30% and recorded a $2.0 million restructuring charge consisting of $1.6 million relating to employee and other-related expenses for employee terminations and $0.4 million related to facilities no longer needed for company operations as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in the first quarter of 2003. Additional restructuring charges and credits, related to the January 2003 restructuring, of $0.9 million, $0.4 million and $(0.1) million were recorded in the second, third and fourth quarters of 2003, respectively. During 2004, we recorded approximately $(0.2) million to reflect a change in estimate primarily related to the successful sublease of unoccupied space in our Ottawa facility. We anticipate that the execution of the restructuring actions will require total cash expenditures of $3.0 million which is expected to be funded from internal operations and existing cash balances. As of December 31, 2004, $2.7 million has been paid, leaving a remaining restructuring accrued liability of $0.2 million and other long-term liability of $0.1 million.

In fiscal 2002, we experienced a continuing reduction in revenues, which we believe related primarily to the worsening North American and European economies. Customers were postponing or canceling decisions to purchase technology products because of uncertainties within their own businesses. We believed it was necessary to refocus our operations and reduce our operating expenses to bring them more in line with our revised anticipated revenue levels. Consequently, on August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of the restructuring, we reduced our workforce by 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included $2.6 million of expenses related to facilities no longer needed for company operations, and $2.0 million of employee and other-related expenses for employee terminations. Approximately $0.2 million of this restructuring activity relates to write-off of excess equipment, furniture, software and leasehold improvements and is included in the $2.6 million related to facilities. In 2003, based on a review of current operations, a decision was made to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a $0.9 million reduction in accrued severance costs and $0.4 million reduction in accrued facility costs. In 2004, we recorded a reduction in our estimate of $58,000, composed of $36,000 in reduced employee severance costs in Belgium, $11,000 in reduced facility expenses for our Andover, MA and Kirkland, WA offices, an increase of $7,000 for sublease income not realized and a reduction of $18,000 relating to our Haifa, Israel facility primarily due to foreign exchange adjustments on future commitments. We anticipate that the execution of the restructuring actions will require total cash expenditures of $3.0 million, which is expected to be funded from internal operations and existing cash balances. As of December 31, 2004, approximately $3.0 million has been paid, leaving a remaining restructuring accrued liability of less than $0.1 million.

In prior years, we have recorded restructuring charges related to current economic pressures or as a result of business acquisitions. As of December 31, 2004, the remaining restructuring reserves related to these restructurings totaled $0.4 million, with $0.3 million and $0.1 million included in accrued liabilities and other long-term liabilities, respectively.

Stock repurchase program

Our Board of Directors has authorized the repurchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. No purchases of our common stock were made in 2004. During 2003, we purchased 71,931 shares of our common stock on the open market at an average purchase price of $2.44 per share for a total cost of $0.2 million. Cumulatively, as of December 31, 2004, we had repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for a total cost of approximately $20.8 million from 1998 to 2003.

Application of critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies used in preparing our consolidated financial statements:

Revenue Recognition: We derive revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software license maintenance and consulting. We license our software products both on a term basis and on a perpetual basis. Our term based arrangements are primarily for a period of 12 months. We also license our software in both source code and object code format. We apply the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

We recognize revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a soft key has been transmitted to our customer.

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

For arrangements with multiple elements (for example, undelivered maintenance and support), we allocate revenue to each element of the arrangement using the residual value method based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. This means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the sales contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Service revenues are derived from providing our customers with software updates for existing software products, user documentation and technical support, under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE of fair value is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and collection is deemed probable. To date, consulting revenue has not been significant.

Allowance for doubtful accounts, sales returns and rebates: In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. We analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $15.8 million and $12.8 million, net of our allowance for doubtful accounts of $0.9 million and $0.9 million as of December 31, 2004 and 2003, respectively.

In preparing our financial statements for the year ended December 31, 2004 we estimated product returns in a range from $14,000 to $124,000. In each of the years in the three-year period ended December 31, 2004 our actual returns have not deviated significantly from our estimates. Our actual product returns for 2004 and 2003 were approximately $94,000 and $157,000, respectively. Our reserves for returns were $124,000 and $15,000 at December 31, 2004 and 2003, respectively, and represented less than 0.3% and 0.1% of total net revenues for 2004 and 2003, respectively.

In preparing our financial statements for the year ended December 31, 2004, we estimated rebates in a range from $40,000 to $100,000. In each of the years in the three-year period ended December 31, 2004 our actual rebates have not deviated significantly from our estimates. Our actual rebates for 2004 and 2003 were approximately $25,000 and $195,000, respectively. Our reserves for rebates were $100,000 and $40,000 at December 31, 2004 and 2003, respectively, and represented less than 0.3% and 0.1% of total net revenues for 2004 and 2003, respectively.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves balance was $0.7 million and $1.8 million as of December 31, 2004 and 2003, respectively.

On January 30, 2003 we announced a restructuring of the Company in response to the sluggish North American and European economies. We believe it was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. We implemented a reduction in our workforce of more than 30% and recorded a restructuring charge as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in the first quarter of 2003. For further discussion see Note 4 to the Notes to Consolidated Financial Statements.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2004, we had a net deferred tax asset of approximately $80.9 million, consisting primarily of net operating loss carry-forwards. Realization of such carry-forwards before they expire is dependent on our generating sufficient future taxable income. We recorded a valuation allowance for the entire balance of the net deferred tax assets at December 31, 2004 due to uncertainties related to our ability to utilize the carry-forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we will adjust these estimates in future periods.

Valuation of long-lived and intangible assets and goodwill: We believe that the accounting estimate related to asset impairment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period as it requires us to make assumptions about future revenues over the life of our software products and services; and (2) the impact that recognizing an impairment has on the assets reported on our Consolidated Balance Sheet and the net income (loss) reported in our Consolidated Statement of Operations could be material.

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

We assess the carrying value of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the carrying value of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at a minimum, annually. SFAS No. 142, Goodwill and Other Intangible Assets requires that if the fair value of a company’s individual reporting unit is less than the reported value of the individual reporting unit, an asset impairment charge must be recognized in the financial statements. The amount of the impairment is calculated by subtracting the fair value of the asset from the carrying value of the asset. We measure impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

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

At December 31, 2002, we determined that the fair value of our intangible assets was less than the recorded value of those assets. Consequently, we determined that an asset impairment in the amount of $4.9 million had occurred as of December 31, 2002 and recorded a charge in our Consolidated Statement of Operations in the fourth quarter of 2002. In addition, we recorded an impairment of developed technology of $0.7 million in the fourth quarter of 2002. As of December 31, 2004, all identifiable intangible assets relating to acquisitions prior to 2004 were fully amortized.

We reviewed our recorded goodwill for impairment at December 31, 2004 and 2003. The indicated fair value of the goodwill was substantially greater than the carrying value, and accordingly, we concluded that there was no impairment as of these dates.

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

	Year Ended December 31,
	2004	2003	Change
Net revenues
License fees	$19.4	$20.7	$(1.3)	(6.3)%
Services	28.3	30.0	(1.7)	(5.7)%

Total net revenues	47.7	50.7	(3.0)	(5.9)%
As a percentage of net revenues:
License fees	40.7%	40.8%
Services	59.3%	59.2%

Total net revenues	100.0%	100.0%

Gross margin—license fees	$17.8	$18.8	$(1.0)	(5.3)%
Gross margin—services	24.7	25.4	(0.7)	(2.8)%
Gross margin—amortization of intangibles	(1.1)	(1.2)	0.1	(8.3)%

Total gross margin	$41.4	$43.0	$(1.6)	(3.7)%
As a percentage of net revenues:
Gross margin—license fees	37.3%	37.1%
Gross margin—services	51.8%	50.1%
Gross margin—amortization of intangible	(2.3)%	(2.4)%
Total gross margin	86.8%	84.8%
Research and development	$7.0	$8.3	$(1.3)	(15.7)%
As a percentage of net revenues:	14.7%	16.4%
Sales and marketing	$23.2	$25.5	$(2.3)	(9.0)%
As a percentage of net revenues:	48.6%	50.3%
General and administrative	$9.1	$11.5	$(2.4)	(20.9)%
As a percentage of net revenues:	19.1%	22.7%
Restructuring charges	$—	$1.8	$(1.8)	(100.0)%
As a percentage of net revenues:	0.0%	3.6%
Amortization of other intangible assets	$0.6	$0.6	$—	0.0%
As a percentage of net revenues:	1.3%	1.2%
Interest income and other, net	$0.1	$0.1	$—	0.0%
As a percentage of net revenues:	0.2%	0.2%
Foreign currency transaction gains (losses)	$(0.1)	$0.6	$(0.7)	(116.7)%
As a percentage of net revenues:	-0.2%	1.2%
Provision (benefit) for income taxes	$0.1	$(1.3)	$1.4	(107.7)%
Effective tax rate (benefit)	6.9%	N/A (1)

Net income (loss)	$1.4	$(2.7)	$4.1	(151.9)%
As a percentage of net revenues:	2.9%	(5.3)%

(1)	The effective tax rate for 2003 was less than 1% due to the consolidated tax loss position.

Net revenues

Historically, a substantial portion of our net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with product licenses.

Net revenues decreased 6% during the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decline in net revenues resulted from a decline in license revenues of $1.3 million, or 6% and a decline in services revenues of $1.7 million, or 6% from 2003. Revenue from the Librados acquisition represented approximately 1% of total net revenues in 2004. The decrease in our net revenues in 2004 resulted from continued customer decisions to cancel or postpone purchases of our products, due to the slow North American (including Latin America), and European economies, and ongoing pressures on average selling prices. We generally ship software products within a short period of time after receipt of an order and therefore we do not have a material backlog of unfilled orders.

Historically, our business has fluctuated on a seasonal basis. From 2001 through 2003, we experienced declines in our revenues in the first three quarters of year with a seasonal increase in the fourth quarter of each year. In 2004, we experienced a decline in our revenue from the first to second quarter which we believe related in large part to a temporary weakening in customer confidence in the economy. Our revenues increased sequentially from the second quarter to the third quarter of 2004 and again from the third quarter of 2004 to the fourth quarter.

Overall incoming orders increased approximately 7% in 2004, when compared to 2003. We experienced a slight decline in incoming orders in the second quarter of 2004, when compared to the first quarter of 2004, as it appeared that customer confidence in the economy faltered temporarily. Incoming orders increased sequentially in the third and fourth quarters of 2004, with the fourth quarter being the strongest quarter for maintenance contract renewals. Maintenance contracts are recognized as revenue ratably over the terms of such agreements.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 27% and 29% for the years ended December 31, 2004 and 2003, respectively.

No customer accounted for more than 10% of net revenues during the years ended December 31, 2004 and 2003.

Gross margin

Gross margin decreased in absolute dollars for both license fees and services for the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily because of the decline in net revenues of 6%.

Gross margin for license fees as a percentage of net revenues was flat at 37% in 2004 and 2003 primarily due to a reduction in fixed costs offset in part by the 6% reduction in license fees. The gross margin for services increased from 50% in 2003 to 52% in 2004 due to a reduction in costs offset in part by the 6% reduction in services revenues. The impact on gross margin from the Librados acquisition was not material.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R & D expenses decreased, in absolute dollars and as a percentage of net revenues for 2004 as compared to 2003, primarily as a result of strong cost controls and a full year’s benefit of the reduction in headcount from 2003.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in 2004 or in 2003.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, salaries of marketing personnel, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased $2.3 million, or 9%, as a percentage of net revenues for the year 2004, as compared to the year 2003, primarily as a result of strong cost controls and a full year’s benefit of the reduction in headcount from 2003 offset in part by severance costs of $1.2 million related to the termination of senior sales management in Europe. In addition, expenses directly related to the reduction in headcount, benefits and travel, commission expense, and occupancy costs were lower in 2004 than 2003.

General and administrative

General and administrative, or G & A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. General and administrative expenses decreased $2.4 million, or 21% as a percentage of net revenues for the year 2004 as compared to 2003 primarily as a result of strong cost controls, a full year’s benefit of the reduction in headcount from 2003 and lower consulting costs.

Restructuring charges

On January 30, 2003 the Company announced a restructuring of its operations in response to the sluggish North American and European economies. It was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. The Company implemented a reduction in our workforce of more than 30% and recorded a $3.2 million restructuring charge related to expenses for employee terminations and expenses related to facilities no longer needed for company operations as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $3.0 million, which is expected to be funded from internal operations and existing cash balances. As of December 31, 2004, restructuring costs totaling $3.0 million required $2.7 million in cash expenditures, leaving a remaining restructuring current liability of $0.2 million and a long-term liability of $0.1 million.

Amortization of other intangible assets

On January 1, 2002, the Company implemented SFAS No. 142 Goodwill and Other Intangible Assets which requires that goodwill periodically be reviewed for impairment but no longer amortized. In 2004, $1.7 million of other intangibles were amortized. In 2003, $1.8 million of other intangibles were amortized. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life from two years to five years.

Interest income and other, net

Interest income and other, net was $0.1 million, or 0.2% for both 2004 and 2003. Cash balances and money market interest rates were approximately the same during 2004 and 2003.

Foreign currency transaction gains ( losses)

For the year ended December 31, 2004, we recorded a transaction loss of $0.1 million and for the year ended December 31, 2003, a transaction gain of $0.6 million. The transaction loss for the year ended December 31, 2004 includes a transaction gain of $0.4 million related to the liquidation of certain dormant entities. For the year ended December 31, 2003, the transaction gain includes $0.1 million related to the liquidation of dormant entities. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli Shekel in relation to the U.S. dollar (USD), the British Pound (Pound) and the Euro. For the years ended December 31, 2004 and 2003, the relationship of the Israeli Shekel to the U.S. dollar (USD), the British Pound and the Euro was as follows:

	The year ended December 31,
	2004	2003
USD% Change	0.1%	-7.9%
Pound% Change	7.6%	2.1%
Euro% Change	8.0%	10.3%

Provision for income taxes

We recorded a provision for income taxes for the year ended December 31, 2004 of approximately $0.1 million, which consisted of domestic state income taxes and foreign income taxes. Our effective tax rate for 2004 was approximately 7%, due to our current U.S. consolidated tax loss position. We recorded a net income tax benefit for the year ended December 31, 2003 of approximately $1.3 million, which consisted primarily of refunds of foreign income taxes paid in prior years, offset in part by domestic state income taxes and foreign income taxes. Our effective tax rate benefit for 2003 was approximately 33%, primarily because of the inclusion of $1.6 million in foreign tax benefits recorded during 2003. Excluding the tax benefits, the effective tax rate for 2003 would be less than 1% due to our consolidated tax loss position.

As of December 31, 2004, we had a gross deferred tax asset of approximately $80.9 million. Realization of the gross deferred tax asset is dependent on our generating sufficient future taxable income. We have fully reserved the gross deferred tax asset, because the realization of the deferred tax assets is uncertain.

Misclassifications in press release dated January 31, 2005

In the Company’s press release dated Monday, January 31, 2005, the Company inadvertently classified certain fourth quarter 2004 revenues related to services as license fees The total amount misclassified was $426,000. The reclassification of these revenues does not change total net revenues, net income or net income per share as reported by the Company. Additionally subsequent to the press release the Company has reclassified $50,000 to short-term liabilities and $150,000 to long-term liabilities which were reported in the press release as a reduction in assets. The adjusted classifications are as shown on the Consolidated Statements of Operations and on the Consolidated Balance Sheets respectively, as reported in Part II, Item 8—Financial statements and supplementary data of this Form 10-K.

Year ended December 31, 2003 compared to year ended December 31, 2002

	Year Ended December 31,		Change
	2003	2002
Net revenues
License fees	$20.7	$31.4	$(10.7)	(34.1)%
Services	30.0	34.3	(4.3)	(12.5)%

Total net revenues	50.7	65.7	(15.0)	(22.8)%
As a percentage of net revenues:
License fees	40.8%	47.8%
Services	59.2%	52.2%

Total net revenues	100.0%	100.0%

Gross margin—license fees	$18.8	$29.1	$(10.3)	(35.4)%
Gross margin—services	25.4	28.0	(2.6)	(9.3)%
Gross margin—amortization of intangibles	(1.2)	(2.9)	1.7	(58.6)%

Total gross margin	$43.0	$54.2	$(11.2)	(20.7)%
As a percentage of net revenues:
Gross margin—license fees	37.1%	44.3%
Gross margin—services	50.1%	42.5%
Gross margin—amortization of intangible	(2.4)%	(4.4)%
Total gross margin	84.8%	82.4%
Research and development	$8.3	$13.1	$(4.8)	(36.6)%
As a percentage of net revenues:	16.4%	19.9%
Sales and marketing	$25.5	$35.4	$(9.9)	(28.0)%
As a percentage of net revenues:	50.3%	53.9%
General and administrative	$11.5	$12.2	$(0.7)	(5.7)%
As a percentage of net revenues:	22.7%	18.6%
Restructuring charges	$1.8	$4.7	$(2.9)	(61.7)%
As a percentage of net revenues:	3.6%	7.2%
Goodwill and other intangible assets impairment	$—	$4.9	$(4.9)	(100.0)%
As a percentage of net revenues:	0.0%	7.5%
Amortization of other intangible assets	$0.6	$0.8	$(0.2)	(25.0)%
As a percentage of net revenues:	1.2%	1.2%
Loss on investments, net	$—	$(2.8)	$2.8	(100.0)%
As a percentage of net revenues:	(0.0)%	(4.3)%
Interest income and other, net	$0.1	$0.4	$(0.3)	(75.0)%
As a percentage of net revenues:	0.2%	0.6%
Foreign currency transaction gains (losses)	$0.6	$(1.6)	$2.2	(137.5)%
As a percentage of net revenues:	1.2%	(2.4)%
Provision (benefit) for income taxes	$(1.3)	$1.1	$(2.4)	(218.2)%
Effective tax rate (benefit)	N/A (1)	N/A (1)

Net loss	$(2.7)	$(22.0)	$19.3	(87.7)%
As a percentage of net revenues:	(5.3)%	(33.5)%

(1)	The effective tax rate for 2003 and 2002 was less than 1% due to the consolidated tax loss position.

Net revenues

Net revenues decreased 23% during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decline in net revenues resulted from a decline in license revenues of $10.7 million, or 34% and a decline in services revenues of $4.3 million, or 12% from 2002. The decreases resulted from customer decisions to cancel or postpone purchases of our products and services due to the slow North American (including Latin America), and European economies, and ongoing pressures on average selling prices.

We experienced a relatively flat level of incoming orders during the first three quarters of 2003. Incoming orders increased in the fourth quarter of 2003, seasonally our strongest quarter. In the first three quarters of 2002 we experienced a declining trend in orders with a typical seasonal increase in the fourth quarter of 2002.

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

Gross margin

Gross margin for both license fees and services decreased in absolute dollars for the year ended December 31, 2003 as compared to the year ended 2002, primarily because of the decline in net revenues of 23%, but was offset in part by cost reductions associated with the reduction in headcount of 20 full time employees in the Operations, Customer Support, and Consulting groups, the consolidation in the number of software distribution centers, and the implementation of electronic distribution initiatives.

Gross margin for license fees as a percentage of net revenues decreased from 44% to 37% in 2003 as compared to 2002 primarily because of the above noted expense reduction measures and the 34% reduction in license fees. The gross margin for services increased from 43% to 50% due to cost reductions and offset in part by the reduction in services revenues of 12%.

Research and development

R & D expenses decreased, in absolute dollars and as a percentage of net revenues for 2003 as compared to 2002, primarily as a result of the reduction in headcount of 35 full time employees as the R & D operations were consolidated from three facilities to two facilities. As a result of the reduced headcount, both facilities and travel costs were reduced as well.

Sales and marketing

Sales and marketing expenses decreased $9.9 million, or 28%, as a percentage of net revenues in 2003, as compared to 2002, primarily as a result of the reduction in sales and sales support staff by 43 full time employees as part of our restructuring in January 2003. Also directly related to the reduction in headcount, benefits and travel, commission expense, and occupancy costs were lower in 2003 than 2002.

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

General and administrative

General and administrative expenses decreased $0.7 million for 2003 as compared to 2002. The decrease in costs resulted from lower salary and benefits costs, a result of the reduction in staff of 16 full time employees offset in part by higher bonus incentives and consulting costs. G & A expenses increased as a percentage of net revenues, primarily because the decline in net revenues in 2003 was greater than the decrease in G & A expenses.

Restructuring charges

On January 30, 2003 the Company announced a restructuring of its operations in response to the sluggish North America and European economies. It was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. The Company implemented a reduction in our workforce of more than 30% and recorded a $3.2 million restructuring charge related to expenses for employee terminations and expenses related to facilities no longer needed for company operations as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during 2003. NetManage anticipates that the execution of the restructuring actions will require total cash expenditures of $3.0 million, which is expected to be funded from internal operations and existing cash balances. As of December 31, 2003, restructuring costs totaling $3.2 million required $2.7 million in cash expenditures, leaving a remaining restructuring liability of $0.5 million which is included in accrued liabilities. The Company anticipates additional restructuring expenses and cash expenditures of less than $0.1 million in 2004 as required under SFAS No. 146. The change in estimate of $0.1 million reflects additional bonuses for longer than anticipated employee transitions, decisions to retain a small number of employees deemed originally to be terminated and additional funds to close a European sales office.

Goodwill and other intangible assets impairment

In the fourth quarter of 2002, based on our analysis of revised product directions, revenue forecasts and future cash flows, taking into account the estimated impact on product development and customer support resulting from the reductions in personnel, we determined that there was a permanent impairment of the long-lived assets related to certain acquisitions. We re-evaluated the fair value of these long-lived assets and intangibles using primarily the estimated discounted cash flows method. We used the same methodology to evaluate the fair value of our long-lived assets and intangibles to allocate purchase price at the time of acquisition. As a result, we wrote off $5.6 million of goodwill and intangible assets, consisting of $4.9 million of goodwill and $0.7 million of other intangibles, through a charge to operations. There were no similar impairment charges during 2003.

Amortization of other intangible assets

On January 1, 2002, NetManage implemented SFAS No. 142 Goodwill and Other Intangible Assets which requires that goodwill periodically be reviewed for impairment but no longer amortized. In 2003, $1.8 million of other intangibles were amortized. In 2002, $3.0 million of other intangibles were amortized. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life of five years.

Loss on investments, net

In the third quarter of 2002, we determined that our investments in easyBASE Ltd. and fusionOne, Inc. were permanently impaired, as a result of continued weakness in the software development industry and our analysis of data provided to us by both companies. In the past, we had invested in a number of companies that had developed technologies that we felt had related use with our products, and had significant opportunity in their own markets. In large part as a result of the current economy, we had determined that these investments in easyBASE and fusionOne were permanently impaired and wrote them down by $1.5 million and $0.3 million, respectively, to expected realizable values. In addition, we realized a loss of approximately $0.8 million on our investment in Kana Software, Inc. In the fourth quarter of 2002, as a result of our determination of further deterioration in their business outlook, we wrote off a bridge loan to easyBASE in the amount of $0.3 million that we believed would not be collectible. As a result, we recorded an aggregate loss on investments of approximately $2.8 million in 2002. There were no similar investment write-offs in 2003.

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

Provision for income taxes

We recorded a net income tax benefit for the year ended December 31, 2003 of approximately $1.3 million, which consisted primarily of refunds of foreign income taxes paid in prior years, offset in part by domestic state income taxes and foreign income taxes. Our effective tax rate benefit for 2003 was approximately 33%, primarily because of the inclusion of $1.6 million in foreign tax benefits recorded during 2003. Excluding the tax benefits, the effective tax rate for 2003 would be less than 1% due to our consolidated tax loss position. We recorded a provision for income taxes for the year ended December 31, 2002 of approximately $1.1 million, which consisted primarily of foreign income taxes, net of state income tax benefits. Our effective tax rate for 2002 was less than 1% due to our consolidated tax loss position.

As of December 31, 2003, we had a gross deferred tax asset of approximately $74.5 million. Realization of the gross deferred tax asset is dependent on our generating sufficient future taxable income. We have fully reserved the gross deferred tax asset, because the realization of the deferred tax assets is uncertain.

Disclosures about market risk

Disclosures about market risk can be found below, under Item 7A—Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources

	2004	2003
	(in millions)
Cash and cash equivalents	$19.6	$20.2
Short-term investments	0.2	0.1
Net cash provided by (used in) operating activities	3.0	(3.4)
Net cash provided by (used in) investing activities	(4.6)	(1.0)
Net cash provided by (used in) financing activities	1.0	(0.1)

During the year ended December 31, 2004, our aggregate cash and cash equivalents, and short-term investments decreased from $20.3 million to $19.8 million. This decrease was due primarily to net cash used in investing activities of $4.6 million, which includes $2.3 million in property and equipment purchases, in part related to our relocation to lower priced facilities in Cupertino, CA, Kirkland, WA, and Ottawa, Ontario, Canada, $2.2 million related to the acquisition of Librados including transaction costs, and approximately $0.1 for the purchase of short-term and long-term investments. Net cash used in investing activities was offset by net cash provided by operating activities of approximately $3.0 million and by net cash provided by financing activities in 2004 of approximately $1.0 million from the issuance of shares under our employee stock purchase plan and stock option plans.

At December 31, 2004, we had working capital of $9.9 million. We believe that our current cash balance and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements and complete currently identified projects and planned objectives for the next 12 months. Although we do not have any specific commitments with regard to future capital expenditures, we do anticipate normal capital expenditures for the replacement and addition of computer equipment and furniture and fixtures related to our operations. Our cash balance could be impacted by the risks and uncertainties outlined later in this section, however there are no additional trends or uncertainties that will materially impact our cash balance.

A table of our contractual future obligations as of December 31, 2004 is as follows (in thousands):

	Amount of commitment expiration per period
	Total	Less Than 12 Months	13-24 Months	25-36 Months	More Than 36 Months
Capital leases	$—	$—	$—	$—	$—
Operating leases	$11,330	$1,902	$1,652	$1,777	$5,999

Total	$11,330	$1,902	$1,652	$1,777	$5,999

Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary public stock offerings and private preferred stock issuances, which aggregated net proceeds to us of approximately $72.5 million. The domestic and international economic events over the past three years have negatively impacted our ability to generate sufficient cash to offset our cash outflows. We have taken a number of measures to reverse this trend including restructuring our organization, reducing our operating expenses through the closing of excess facilities, subleasing excess facility space, and carefully monitoring our discretionary expenses. Our business has been and will be dependent upon the spending of our customers and their respective IT organizations

As of December 31, 2004, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity. If our credit rating was to change materially it could impact our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Our Board has authorized the repurchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. No purchases of our common stock were made in 2004. During 2003, we repurchased 71,931 shares of our common stock for $0.2 million on the open market at an average price of $2.44 per share. During 2002, we repurchased 616,401 shares of our common stock on the open market at an average purchase price of $3.83 per share for a total cost of $2.4 million. Cumulatively, as of December 31, 2004, we had repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for a total cost of $20.8 million.

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

Since we generally ship software products within a short period of time after receipt of an order, we do not typically have a material backlog of unfilled orders, and our revenues in any one quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter. Our expenses are based in part on our expectations as to future revenues and to a large extent are fixed. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in demand for our products in relation to our expectations or any material delay of customer orders would have an almost immediate adverse impact on our operating results and on our ability to achieve profitability.

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

We have only been profitable in one year since 1995 and may never achieve profitability in the future which would weaken our financial condition.

With the exception of the net income reported for 2004, we have not achieved profitability on an annual basis since 1995 and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. As a result, we will need to generate significant revenues to attain profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We anticipate that the prices for our software products may decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our prices and profit margins. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

We rely significantly on third parties for sales of our products and our revenues could decline significantly with little or no notice.

We rely significantly on our independent distributors and value-added resellers for certain elements of the marketing and distribution of our products. The agreements in place with these organizations are generally non-exclusive, of limited duration, are terminable with little or no notice by either party and generally do not contain minimum purchase requirements. There can be no assurance that we will be able to attract or retain distributors and resellers who will be able to market our products effectively. These distributors of our products are not within our control and generally represent competing product lines of other companies in addition to our products. There can be no assurance that these organizations will give a high priority to the marketing of our products, and they may give a higher priority to the products of our competitors.

Furthermore, our results of operations can also be materially adversely affected by changes in the inventory strategies of our resellers, which can occur rapidly and may not be related to end-user demand. As part of our continued strategy of selling through multiple distribution channels, we expect to continue using indirect distribution channels, particularly value-added resellers and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total net revenues during 2005 and beyond, as a result of acquisitions or increased market penetration. Any material increase in our indirect sales as a percentage of revenues may adversely affect our average selling prices and gross margins due to lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively, will be qualified to provide timely and cost-effective customer support and service, or will continue to represent our products. If we are unable to recruit or retain important resellers or distributors or if they decrease their sales of our products, we may suffer a material adverse effect on our business, financial condition or results of operations.

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

We may not be able to successfully make acquisitions of or investments in other companies or technologies which could limit our future growth and access to technology.

We have limited experience in acquiring or making investments in companies, technologies or services. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make additional acquisitions in the future if we determine that an acquisition would further our corporate strategy. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel from the acquired business. However, the key personnel of the acquired business may decide not to work for us. In addition we may not be successful in the integration of product lines and customers of an acquired company. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect us, or that any such acquisition will be successful in enhancing our business.

We are dependent upon our key management and employees for our future success, and few of our key managers and employees are obligated to stay with us.

Our success depends in part on our ability to attract and retain key senior management and certain other personnel. Many of our key employees are employed on an at-will basis. If any of our key employees left or were unable to work and we were unable to find a suitable replacement, then our business, financial condition and results from operations could be materially harmed.

We face significant competition and competition in our market is likely to increase and could harm our business.

The markets for our products are intensely competitive and characterized by rapidly changing technology, evolving industry standards, price erosion, changes in customers’ needs, and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our markets, and accordingly, the markets for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplaces including the proliferation of Microsoft Windows client server technology, and the continued implementation of web-based access to corporate mainframe and mid-range computer systems. Our connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, BEA, Computer Associates International, Inc. and Sun Microsystems, Inc., as well as smaller networking software companies such as Jacada Ltd., Seagull Holding HV, and Hummingbird Ltd. We also face competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc. and with respect to adapters, we face competition from iWay and Attunity Ltd.

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

From time to time, many of our customers have delayed purchase decisions due to confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve our position in this industry, we must successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. We have experienced difficulty from time to time in developing and introducing new products and enhancing existing products, in a manner which satisfies customer requirements and changing market demands. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition, and results of operations. The failure to develop products or product enhancements incorporating new functionality on a timely basis could cause customers to delay purchase of our current products or cause customers to purchase products from our competitors; either situation would adversely affect our business, financial condition, and results of operations. We may not be successful in developing new products or enhancing our existing products on a timely basis, and any new products or product enhancements developed by us may not achieve market acceptance. In addition, we incorporate software and other technologies owned by third parties and as a result, we are dependent upon such third parties’ ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes.

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements we will not be able to ship many of our products and our business will be seriously harmed.

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

A significant portion of our net revenues have been derived from the sales of products that provide inter-networking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of certain of our products would be negatively impacted by developments adverse to Microsoft Windows products. As well, if competing technologies such as Linux are successful in negatively impacting Microsoft’s success, our ability to sell our products would be further limited. In addition, our strategy of developing products based on the Windows operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. We have no agreement with Microsoft giving us pre-release access to future Windows products. If we are unable to gain such access our ability to develop new products compatible with future Windows release in a timely manner could be harmed. Also, we have products which are similar to functionality included in some Microsoft products. Microsoft is expected to increase development of such products, which could have a material adverse effect on our business, financial condition or results of operations.

We depend upon the compatibility of our products with applications operating on UNIX platforms to sell our products.

A small percentage of our net revenues have been derived from the sales of products that provide inter-networking applications for UNIX environments, including Linux and Solaris and are marketed primarily to the Fortune 1000 companies running UNIX platforms as their servers. As a result, sales of certain of our products would be negatively impacted by developments adverse to UNIX products or developments in the Open Source community based around Linux adverse to our own Linux-based products. In addition, our strategy of developing products based on the UNIX operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future UNIX developments by various companies including IBM, Hewlett-Packard and Sun. No agreement between a developer of UNIX operating systems and us exists to provide pre-release access to future UNIX products. If we are unable to gain such access our ability to develop new products compatible with future UNIX product releases in a timely manner could be harmed.

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

We may be subject to product returns, product liability claims and reduced sales because of defects in our products which could reduce our revenues and otherwise adversely affect our financial results.

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

Our ability to compete depends substantially upon our internally developed proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws and contractual confidentiality agreements, which afford only limited protection, and, to a lesser extent, patent laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products and technology is difficult and, while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that our means of protecting our proprietary rights will be adequate, or our competitors will not independently develop similar technology. In selling a portion of our products, we rely primarily on “click-wrap” licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. If we are not successful in protecting our intellectual property, our business could be substantially harmed.

We rely upon our patents, trademarks, copyrights and trade secrets to protect our proprietary rights, but they may be only of limited value as we may not be able to prevent misappropriation of our technology.

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

If we are not successful in asserting our patent rights, our business could be substantially harmed. At the present time, we have one patent pending and 14 patents issued from the U.S. Patent Office.

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs, trade barriers and political and economic instability which could restrict our ability to compete effectively.

We derived approximately 27% of our net revenues from sales outside of North America (United States and Canada) during the year ended December 31, 2004. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our sales offices and distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

The terrorist attacks in the United States, the United States response to these attacks, the current instability in Iraq, and the related decline in consumer confidence and continued economic weakness have had an adverse impact on our operations. Consumer reports indicate that consumer confidence is at some of the lowest levels since 1993. If consumer confidence continues to decline or does not recover, our revenues and results of operations may continue to be adversely impacted in 2005 and beyond. Any escalation in these events or similar future events may disrupt our operations or those of our customers. These events have had and may continue to have an adverse impact on the United States and world economies in general and consumer confidence and spending in particular, which has and could continue to harm our sales. Any of these events could increase volatility in the United States and worldwide financial markets and economies, which could harm our stock price and may limit the capital resources available to us and our customers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock and on the future price of our common stock.

It may be difficult to raise needed capital in the future, which could significantly harm our business by limiting our ability to grow or make acquisitions.

We may require substantial additional capital to finance growth, acquisitions and fund ongoing operations in future years. Our capital requirements will depend on many factors including, among other things:

•	our results of operations;

•	acceptance of and demand for our products;

•	the number and timing of any acquisitions and the cost of these acquisitions;

•	the costs of developing new products;

•	the costs associated with our refocusing on core products and technologies; and

•	the extent to which we invest in new technology and research and development projects.

Although our current business plan does not foresee the need for further financing activities to fund our operations for the foreseeable future, due to risks and uncertainties in the marketplace as well as a potential of pursuing further acquisitions, we may need to raise additional capital. If we issue additional stock to raise capital, current percentage ownership in the company would be diluted. If we raise capital through debt; our debt servicing costs will increase. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction.

As of March 15, 2005, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 2.2 million shares, or 23% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Certain provisions of our stock option plan, our stockholder rights plan and our certificate of incorporation and bylaws make changes of control difficult even if they would be beneficial to stockholders.

Our 1992 Stock Option Plan and our 1999 Non-statutory Stock Option Plan provide that, in the event of a change of control of NetManage, all options outstanding under those plans would become fully vested and exercisable for at least 10 days prior to the consummation of such change of control transaction. These accelerations of vesting provisions would increase the cost to any potential acquirer and could have the effect of deterring or reducing the per share price paid to purchase NetManage.

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

We face risks from the uncertainties of current and future governmental regulation which could have a negative impact on our ability to operate our business.

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

We acquired Librados, Inc. in the fourth quarter of 2004 and have made a number of acquisitions in the last ten years. These acquisitions were motivated by various factors, including the desire to obtain new technologies, expand and enhance our product offerings, expand our customer base, attract key personnel, and strengthen our presence in the international and OEM marketplaces. Product and technology acquisitions entail numerous risks, including:

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

Standards for compliance with section 404 of the Sarbanes-Oxley Act of 2002 are new and complex, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. This requirement may first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2005 based on market capitalization on June 30, 2005. The standards that must be met for management to assess the internal controls over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and NASDAQ National Market rules, are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

These developments could make it more difficult for us to retain qualified members of our board of directors or executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing and magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase.

Recent accounting pronouncements

The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date with the exception of stock options granted to a director in his capacity as a consultant to the Company. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if NetManage had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed below. (See the Stock compensation section of Note 2 of the Notes to Consolidated Financial Statements.) Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issues 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue no. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance in necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

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

In April 2003 the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FASB Interpretation FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement had no impact on NetManage’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. NetManage has adopted the disclosure requirements of FIN 45 and the adoption did not have a material affect on the financial statements.

Item 7A—Quantitative and qualitative disclosures about market risk.

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

The table below presents the carrying value, market value and related weighted average interest rates for our cash and interest-bearing investment portfolio as of December 31, 2004. All investments mature, by policy, in four years or less.

	Carrying Value	Market Value	Average Interest Rate
	(in millions, except for average interest rates)
Investment Securities:
Cash and cash equivalents—fixed rate	$19.6	$19.6	0.8%

A hypothetical change of 10% in interest rates would not have a material impact on our financial position.

Foreign currency risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately ten foreign currencies worldwide, of which the most significant to our operations are the Euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. The net results of the transaction gains or losses appear in the line entitled foreign currency transaction gains (losses) in the Consolidated Statements of Operations. At the end of each period, the translation of the Consolidated Balance Sheets from local currency to the group currency appear in the Consolidated Statements of Comprehensive Income (Loss) under the foreign currency translation adjustments line.

We currently do not enter into financial instruments for hedging or speculative purposes. There were no forward foreign exchange contracts used during the three year period ended December 31, 2004. We may institute a foreign currency hedging program in the future.

The following table presents the potential impact on cash flow of changes in exchange rates as noted (in thousands):

	Fair Value as of December 31, 2004	Cash flow impact on change in exchange rates
		-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1)	$16,663	$(1,060)	$(667)	$546	$783
Accounts payable (1)	(2,763)	211	133	(109)	(156)
Intercompany with U.S. (2)	(2,358)	564	355	(291)	(417)

(1)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Consolidated Balance Sheet.
(2)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of December 31, 2004 and that there is no change in rates between the various non U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Consolidated Statements of Operations.

Item 8—Financial statements and supplementary data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetManage, Inc.:

We have audited the accompanying consolidated balance sheets of NetManage, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetManage, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 21, 2005

NETMANAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$19,570	$20,160
Short-term investments	219	139
Accounts receivable, net of allowances of $883 and $922, respectively	15,780	12,781
Prepaid expenses and other current assets	2,608	3,204

Total current assets	38,177	36,284

Property and equipment:
Computer software and equipment	1,101	1,686
Furniture and fixtures	2,687	5,501
Leasehold improvements	988	1,356

	4,776	8,543
Less-accumulated depreciation	(1,546)	(6,364)

Net property and equipment	3,230	2,179

Goodwill	3,667	1,762
Other intangibles, net	2,376	1,591
Other assets	384	35

Total assets	$47,834	$41,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,763	$2,328
Accrued liabilities	2,992	5,853
Accrued payroll and related expenses	3,612	3,079
Deferred revenue	17,517	15,939
Income taxes payable	1,433	1,238

Total current liabilities	28,317	28,437

Long-term liabilities:
Deferred revenue	1,757	249
Other long-term liabilities	786	335

Total long-term liabilities	2,543	584

Total liabilities	30,860	29,021

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized—1,000,000 and 5,000,000 shares in 2004 and 2003, respectively No shares issued and outstanding
Common stock, $0.01 par value
Authorized—36,000,000 and 125,000,000 shares in 2004 and 2003, respectively Issued—11,275,373 and 10,787,553 shares in 2004 and 2003, respectively Outstanding—9,198,525 and 8,710,705 shares in 2004 and 2003, respectively	113	108
Treasury stock, at cost—2,076,848 shares	(20,804)	(20,804)
Additional paid-in capital	180,968	178,080
Accumulated deficit	(139,418)	(140,842)
Accumulated other comprehensive loss	(3,885)	(3,712)

Total stockholders’ equity	16,974	12,830

Total liabilities and stockholders’ equity	$47,834	$41,851

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Net revenues:
License fees	$19,350	$20,644	$31,452
Services	28,316	30,019	34,288

Total net revenues	47,666	50,663	65,740

Cost of revenues:
License fees	1,554	1,801	2,378
Services	3,563	4,636	6,243
Amortization and impairment of developed technology	1,101	1,236	2,911

Total cost of revenues	6,218	7,673	11,532

Gross margin	41,448	42,990	54,208

Operating expenses:
Research and development	6,997	8,258	13,075
Sales and marketing	23,189	25,501	35,397
General and administrative	9,162	11,489	12,239
Restructuring charges	(28)	1,806	4,693
Goodwill impairment	—	—	4,939
Amortization of other intangible assets	621	599	806

Total operating expenses	39,941	47,653	71,149

Income (loss) from operations	1,507	(4,663)	(16,941)
Loss on investments, net	—	(32)	(2,809)
Interest income and other, net	129	68	374
Foreign currency transaction gains (losses)	(106)	635	(1,550)

Income (loss) before income tax provision (benefit)	1,530	(3,992)	(20,926)
Income tax provision (benefit)	106	(1,307)	1,068

Net income (loss)	$1,424	$(2,685)	$(21,994)

Net income (loss) per share:
Basic	$0.16	$(0.31)	$(2.46)
Diluted	$0.15	$(0.31)	$(2.46)
Weighted average common shares and equivalents:
Basic	8,928	8,658	8,927
Diluted	9,359	8,658	8,927

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Net income (loss)	$1,424	$(2,685)	$(21,994)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net	(61)	61	47
Foreign currency translation adjustments	(112)	(703)	1,391

Comprehensive income (loss)	$1,251	$(3,327)	$(20,556)

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, January 1, 2001	9,140,115	$105	$(18,267)	$177,421	$(116,163)	$(4,508)	$38,588
Sale of common stock under employee stock purchase plan	169,394	2	—	415	—	—	417
Repurchase of common stock for cash	(616,401)	—	(2,362)	—	—	—	(2,362)
Unrealized gain on investments	—	—	—	—	—	47	47
Foreign currency translation adjustment	—	—	—	—	—	1,391	1,391
Net loss	—	—	—	—	(21,994)	—	(21,994)

Balance, December 31, 2002	8,693,108	$107	$(20,629)	$177,836	$(138,157)	$(3,070)	$16,087
Sale of common stock under employee stock purchase plan	87,283	1	—	81	—	—	82
Exercise of common stock options	2,245	—	—	5	—	—	5
Stock compensation	—	—	—	158	—	—	158
Repurchase of common stock for cash	(71,931)	—	(175)	—	—	—	(175)
Unrealized gain on investments	—	—	—	—	—	61	61
Foreign currency translation adjustment	—	—	—	—	—	(703)	(703)
Net loss	—	—	—	—	(2,685)	—	(2,685)

Balance, December 31, 2003	8,710,705	$108	$(20,804)	$178,080	$(140,842)	$(3,712)	$12,830
Sale of common stock under employee stock purchase plan	75,354	1	—	332	—	—	333
Exercise of common stock options	148,788	1	—	654	—	—	655
Common stock issued in connection with Librados acquisition	263,678	3	—	1,397	—	—	1,400
Stock compensation	—	—	—	505	—	—	505
Unrealized loss on investments	—	—	—	—	—	(61)	(61)
Foreign currency translation adjustment	—	—	—	—	—	(112)	(112)
Net income	—	—	—	—	1,424	—	1,424

Balance, December 31, 2004	9,198,525	$113	$(20,804)	$180,968	$(139,418)	$(3,885)	$16,974

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,424	$(2,685)	$(21,994)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,777	2,937	4,802
Provision for doubtful accounts and returns	326	122	24
Stock compensation expense	505	158	—
Transaction gain on liquidation of dormant entities	(470)	—	—
Loss (gain) on disposal of property, plant & equipment	(124)	38	432
Loss on investments	—	32	2,809
Non-cash impairment charges	—	—	5,605
Change in operating assets and liabilities:
Accounts receivable	(2,919)	4,957	(551)
Prepaid expenses and other current assets	960	(24)	495
Other assets	(391)	186	138
Accounts payable	284	(279)	(206)
Accrued liabilities, payroll and payroll-related expenses	(2,223)	(3,810)	3,544
Deferred revenue and other long-term liabilities	708	(2,998)	(2,904)
Income taxes payable	195	40	572
Long term liabilities	1,960	(2,038)	1,002

Net cash provided by (used in) operating activities	3,012	(3,364)	(6,232)

Cash flows from investing activities:
Purchases of short-term investments	(151)	(151)	(11)
Proceeds from sales and maturities of short-term investments	41	143	11
Purchases of property and equipment	(2,293)	(935)	(875)
Acquisition of Librados, net of cash acquired	(2,223)	—	—
Bridge financing provided to investee	—	—	(275)

Net cash provided by (used in) investing activities	(4,626)	(943)	(1,150)

Cash flows from financing activities:
Proceeds from sale of common stock	988	87	417
Repurchase of common stock	—	(175)	(2,362)

Net cash provided by (used in) financing activities	988	(88)	(1,945)

Effect of exchange rate changes on cash	36	541	303

Net decrease in cash and cash equivalents	(590)	(3,854)	(9,024)
Cash and cash equivalents, beginning of year	20,160	24,014	33,038

Cash and cash equivalents, end of year	$19,570	$20,160	$24,014

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$104	$246	$716
Interest	$24	$167	$31
Value of common stock issued in acquisition of Librados, Inc.	$1,400	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and organization:

NetManage, or the Company, develops and markets software and service solutions that are designed to allow its customers to access and leverage the investment they have in their corporate business applications, processes and data. NetManage’s business is primarily focused on providing a full spectrum of personal computer, browser-based and server-based software programs and software tools. These products are intended to allow NetManage customers to access and use their mission-critical line-of-business applications and resources to publish information from existing corporate systems in a web presentation particularly to new users via the Internet and create new Web-based applications that leverage a corporation’s existing business processes.

NetManage’s software solutions are designed to allow its customers to access and leverage applications, business processes and data on IBM mainframe computers, and IBM mid-range computers such as the AS/400 or iSeries, in packaged applications such as SAP, Siebel, Oracle and PeopleSoft, amongst others, and on UNIX host systems and UNIX and Microsoft based servers. The Company provides support, maintenance, and technical consultancy services to its customers in association with the products it develops and markets. NetManage also provides applications and management consultation to its customers primarily in association with the server-based products it sells that allow customers to develop and deploy new web-based applications and to deliver existing host-based business processes in an industry standard component form to new application frameworks.

NetManage’s products, which are designed to enable end-user devices, including personal computers, to communicate with large centralized corporate computer systems and the applications that are hosted on them, are marketed and licensed under the brand name of RUMBA. The Company’s products designed to allow devices running Web browsers to communicate with large centralized corporate computer systems through either software downloaded into the client browser or through solutions that deliver connectivity for Web browser users without the requirement for software on the user’s device other than the browser itself, are marketed and licensed under the brand name OnWeb. These solutions also allow single or multiple host applications to be completely presented with a Web look and feel. NetManage’s server-side solutions are designed to allow the integration of single or multiple existing host-based business processes into reusable software components, such as Web Services, Microsoft .Net Assemblies or Enterprise Java Beans, that can be incorporated into new applications being built on the major application frameworks including .Net and J2EE, are marketed and licensed under the OnWeb brand name. The Company’s range of individual application adapter products are designed to allow for the integration of applications being written on major application frameworks with existing enterprise applications, such as SAP, PeopleSoft, JD Edwards, Siebel and Oracle, and are marketed and licensed under the Librados brand name.

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

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency translation, foreign exchange contracts and comprehensive income

The functional currency of NetManage’s foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are included in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in net income (loss).

NetManage currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three year period ended December 31, 2004.

Total comprehensive income (loss) is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gains or losses and unrealized gains or losses on marketable securities.

Cash and cash equivalents

NetManage considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-term investments

NetManage accounts for its investments under the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards, (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, NetManage’s investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, reported in the condensed consolidated balance sheet as “Accumulated other comprehensive loss”. Held to maturity securities are valued using the amortized cost method. At December 31, 2004 and 2003, the fair value of the time deposit investments, which have original maturities in excess of 90 days, approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of NetManage’s short-term investments by major security type consisted of the following as of December 31, 2004 and 2003 respectively (in thousands):

Description	December 31, 2004	December 31, 2003
Time deposits	$142	$2
KANA Software, Inc	77	137

	$219	$139

NetManage owns a minority interest of less than 1% in KANA Software Inc., a publicly traded company. In the third quarter of 2002, NetManage determined that the investment in KANA was permanently impaired and wrote off $0.8 million of its investment.

Property and equipment

Property and equipment are recorded at cost. Improvements, renewals and extraordinary repairs that extend the lives of the asset are capitalized, other repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

Classification	Life
Computer software and equipment	2 to 3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for 2004, 2003 and 2002 was $1.1 million, $1.1 million and $1.8 million, respectively.

Net property and equipment in North America and Europe is as follows (in thousands):

	Years Ended December 31,
	2004	2003
North America	$2,651	$1,245
Europe	579	934

Total	$3,230	$2,179

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

Effective January 1, 2002, NetManage adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. NetManage performs its annual impairment review during the fourth quarter of each year. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. NetManage determines an impairment loss using the discounted future cash flows method. Upon the adoption of SFAS No. 142 on January 1, 2002, NetManage ceased amortization of assembled workforce and reclassified the net carrying amount of $0.2 million to goodwill.

In connection with its annual impairment review, in the fourth quarter of 2002 NetManage determined that the net carrying amount of goodwill was impaired and recorded a $4.9 million impairment loss. In addition, goodwill was reduced by $0.1 million in 2003 and $0.7 million in 2002 as a result of the utilization of pre-acquisition tax attributes (see Note 8). There were no impairment charges in fiscal years 2004 or 2003.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	December 31, 2004	December 31, 2003
Carrying amount of:
Developed technology	$13,351	$11,185
Employment contracts	800	—
Customer base	3,177	3,177
Trade names	1,792	1,492
Patents & copyrights	399	399

Gross carrying amount of other intangibles	19,519	16,253
Less accumulated amortization:
Developed technology	(11,998)	(10,139)
Employment contract	(67)	—
Customer base	(3,177)	(2,835)
Trade names	(1,502)	(1,331)
Patents & copyrights	(399)	(357)

Net carrying amount of other intangibles	$2,376	$1,591

The remaining net carrying amount of other intangibles is expected to be amortized as follows (in thousands):

Year	Amortization Expense
2005	$740
2006	673
2007	340
2008	340
2009	283

$2,376

Accrued liabilities

Accrued liabilities at December 31, 2004 and 2003 consisted of the following (in thousands):

Description	December 31, 2004	December 31, 2003
Current restructuring (see Note 4)	$302	$1,457
Other accruals	2,690	4,396

Total	$2,992	$5,853

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force, (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also requires that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146, which the Company adopted for restructuring activities initiated after December 31, 2002, may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Long-term liabilities

Long-term liabilities at December 31, 2004 and 2003 consisted of the following (in thousands):

Description	December 31, 2004	December 31, 2003
Long-term restructuring (see Note 4)	$394	$336
Long-term other	392	—
Long-term deferred revenue	1,757	248

Total long-term liabilities	$2,543	$584

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

Concentrations of credit risk

Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash investments and trade receivables. NetManage has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. There were no customers that accounted for more than 10% of consolidated revenues in 2004, 2003 or 2002.

Net income (loss) per share

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

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method.

As of December 31, 2004 and 2003, potentially dilutive securities, consisting of stock options, are as shown in the following table. In those periods in which a net loss was recorded, the potentially dilutive securities were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

	December 31, 2004	December 31, 2003	December 31, 2002
Potentially dilutive shares	430,851	34,506	6,857

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	December 31, 2004	December 31, 2003	December 31, 2002
Net income (loss)	$1,424	$(2,685)	$(21,994)

Shares used to compute basic net income (loss) per share	8,928	8,658	8,927
Potentially dilutive shares used to compute net income per share on a diluted basis	431	—	—

Shares used to compute diluted net income (loss) per share	9,359	8,658	8,927

Net income (loss) per share:
Basic	$0.16	$(0.31)	$(2.46)
Diluted	$0.15	$(0.31)	$(2.46)

Revenue recognition

NetManage derives revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software license maintenance and consulting. NetManage licenses its software products on a term basis and on a perpetual basis. Its term based arrangements are primarily for a period of 12 months. NetManage also licenses its software in both source code and object code format. NetManage applies the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

NetManage recognizes revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a soft key has been transmitted to our customer.

Product is sold, without the right of return, except for distributor inventory rotation of old or excess product. Certain of its sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the distributor sells the merchandise. NetManage recognizes sales to international distributors upon shipment, provided all other revenue recognition criteria have been met. NetManage gives rebates to customers on a limited basis. These rebates are presented in its Consolidated Statements of Operations as a reduction of revenue.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For arrangements with multiple elements (for example, undelivered maintenance and support), the Company allocates revenue to each element of the arrangement using the residual value method based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. This means that it defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the sales contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Service revenues are derived from providing our customers with software updates for existing software products, user documentation and technical support, under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE of fair value is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and collection is deemed probable. To date, consulting revenue has not been significant.

Advertising and sales promotion costs

Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales promotion costs totaled $0.3 million, $0.8 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the method of accounting prescribed in APB Opinion No. 25 and, as a result, must provide pro forma disclosures of net income (loss) and net income (loss) per share and other disclosures as if the fair value based method of accounting had been applied. Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share data):

	2004	2003	2002
Net income (loss) as reported	$1,424	$(2,685)	$(21,994)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(927)	(3,460)	(3,370)
Less: Stock based compensation expense included in net income (loss)	85	74	—

Pro forma net income (loss)	$582	$(6,071)	$(25,364)

Earnings (loss) per share:
Earnings (loss) per basic share, as reported	$0.16	$(0.31)	$(2.46)
Earnings (loss) per diluted share, as reported	$0.15	$(0.31)	$(2.46)
Earnings (loss) per basic share, proforma	$0.07	$(0.70)	$(2.84)
Earnings (loss) per diluted share, proforma	$0.06	$(0.70)	$(2.84)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable periods:

	2004	2003	2002
Volatility	76.2%	77.3%	131.19%
Weighted average risk-free interest rate	3.20%	2.58%	3.82%
Dividend yield	0.00%	0.00%	0.00%
Expected term	3 - 4 months beyond vest date	3 - 4 months beyond vest date	3 - 4 months beyond vest date

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option exchange offer

On May 16, 2003 the Company announced a voluntary stock option exchange program for certain of its employees. The offer to exchange options was open to eligible option holders, excluding non-employee members of the board of directors and non-exempt employees, holding options to purchase shares of the Company’s common stock with an exercise price per share of $1.50 or greater. In accordance with the terms of the offer, participating employees tendered their eligible options in exchange for replacement options. Under the terms of the offer, replacement options will vest and become exercisable for the balance of the option shares in accordance with the same vesting schedule that was in effect for the cancelled options, but measured from the grant date of the replacement options. In addition, no vesting credit will be provided for the period between the date the original options were tendered and the date the replacement options were granted.

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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) as disclosed above. Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In September 2004, the Financial Accounting Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issues 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the recognition and measurement guidance in EITF Issue no. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance in necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

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

3. Acquisitions:

On October 22, 2004, the Company completed its acquisition of Librados, Inc., (Librados) an early stage company that develops, markets and sells adapters for packaged applications including SAP, Siebel, Oracle, JD Edwards and PeopleSoft. The Company paid $2.0 million in cash and issued 263,678 shares of NetManage

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock valued at approximately $1.4 million for 100% of the outstanding common shares of Librados. Transaction costs were $0.2 million in cash. On February 17, 2005, NetManage filed a Form S-3 with the SEC to register its common shares issued with respect to the acquisition and to fulfill its obligation under the registration rights agreement with Librados and its stockholders. As of the date of this Annual Report, the Form S-3 has not yet been declared effective. Additionally 65,920 shares of NetManage common stock may be issued under the terms of the related agreement if a certain level of cumulative revenue is achieved by December 31, 2006. NetManage hired all five employees of Librados. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Librados from the date of acquisition forward have been recorded in the Company’s consolidated financial statements.

The aggregate purchase price of the acquisition of Librados was computed as follows (in thousands):

Cash compensation	$2,000
Value of NetManage common stock issued	1,400
Acquisition costs	225

$3,625

The purchase price is allocated as follows (in thousands):

Cash and investments	$2
Other current and non-current assets	406
Equipment	15
Intangible assets	4,405
Deferred revenue	(987)
Other liabilities assumed	(216)

Net assets acquired	$3,625

Intangible assets of $4.4 million, consisting of goodwill of $1.9 million and other intangible assets of $2.5 million, including developed technology of $1.4 million, employment/non-compete agreements of $0.8 million and trade name of $0.3 million were recorded in connection with the acquisition. Other intangible assets are being amortized over their estimated useful lives of two to five years.

4. Restructuring charges:

On January 30, 2003 NetManage announced a restructuring of its operations in response to the sluggish North America and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses to bring them in line with its revised anticipated revenue levels. The Company implemented a reduction in its workforce of more than 30% and recorded a $3.2 million restructuring charge related to expenses for employee terminations and expenses related to facilities no longer needed for Company operations during 2003 as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During 2004, the Company recorded an approximately $0.2 million reduction in estimate primarily related to the successful sublease of unoccupied space in the Ottawa facility. As of December 31, 2004, restructuring costs totaling $3.0 million required $2.7 million in cash expenditures, leaving a remaining restructuring accrued liability of $0.2 million and other long-term liability of $0.1 million.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The distribution of the reduction in workforce was as follows (number of employees):

	Terminations	Replacements	Net Reduction
Operations	10	6	4
Services	14	1	13
Research and development	19	—	19
Sales and marketing	44	4	40
General and administrative	24	5	19

Total	111	16	95

The restructuring charge of $3.0 million includes approximately $2.6 million for employee severances and related expenses, plus approximately $0.4 million in facility expenses related to leased facilities in Germany and Canada.

The following table lists the components of the January 2003 restructuring charge for the year ended December 31, 2004 and 2003 (in thousands):

	Employee Costs	Excess Facilities	Total
Initial reserve established in 2003	$2,551	$561	$3,112
Change in estimates in 2003	18	68	86
Reserves utilized in year ended December 31, 2003	(2,347)	(305)	(2,652)

Balance at December 31, 2003	$222	$324	$546
Reserve provided in 2004	34	—	34
Change in estimates in 2004	(22)	(174)	(196)
Reserves utilized in year ended December 31, 2004	(29)	(68)	(97)

Balance at December 31, 2004	$205	$82	$287

On August 8, 2002, NetManage announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, NetManage reduced its workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included $2.6 million of expenses related to facilities no longer needed for Company operations and $2.0 million of employee and other-related expenses for employee terminations. Approximately $0.2 million of this restructuring activity relates to the write-off of excess equipment, furniture, software and leasehold improvements and is included in the $2.6 million related to facilities. In 2003, based on a review of current operations, the Company made the decision to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a reduction in its estimate of $0.9 million for employee costs and $0.4 million for facility costs. In 2004, the Company recorded a reduction in its estimate of $58,000, composed of $36,000 in reduced employee severance costs in Belgium, $11,000 in reduced facility expenses for our Andover, MA and Kirkland, WA offices, an increase of $7,000 for sublease income not realized and a reduction of $18,000 relating to our Haifa, Israel facility primarily due to foreign exchange adjustments on future commitments. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $3.0 million, which is expected to be funded from internal operations and existing cash balances. As of December 31, 2004, approximately $3.0 million has been paid, leaving a remaining restructuring liability of less than $0.1 million which is included in accrued liabilities as of December 31, 2004.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table lists the components of the August 2002 restructuring charge for the year ended December 31, 2004, 2003 and 2002 (in thousands):

	Employee Costs	Excess Facilities	Total
Initial reserve established in 2002	$2,043	$2,557	$4,600
Reserves utilized in year ended December 31, 2002	(921)	(401)	(1,322)

Balance at December 31, 2002	1,122	2,156	3,278
Change in estimates in 2003	(762)	(499)	(1,261)
Reserves utilized in year ended December 31, 2003	(204)	(983)	(1,187)

Balance at December 31, 2003	156	674	830
Change in estimates in 2004	(36)	(22)	(58)
Reserves utilized in year ended December 31, 2004	(120)	(612)	(732)

Balance at December 31, 2004	$—	$40	$40

In the fourth quarter of 1999, following the acquisitions of Wall Data and Simware, NetManage initiated a plan to restructure its worldwide operations in connection with the integration of operations of the two acquired companies. In connection with this plan, NetManage recorded a $3.8 million charge to operating expenses in 1999. The reserve has been fully utilized as of December 31, 2004 and all restructuring activities have been completed.

The following table lists the components of the 1999 restructuring charge for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Excess Facilities	Other	Total
Balance at January 1, 2002	$958	$—	$958
Change in estimates in 2002	(128)	—	(128)
Reserve utilized in year ended December 31, 2002	(395)	—	(395)

Balance at December 31, 2002	435	—	435
Change in estimates in 2003	194	—	194
Reserves utilized in year ended December 31, 2003	(525)	—	(525)

Balance at December 31, 2003	104	—	104
Reserves utilized in year ended December 31, 2004	(104)	—	(104)

Balance at December 31, 2004	$—	$—	$—

In August 1998, following the acquisition of FTP Software, or FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, NetManage recorded a $7.0 million charge to operating expenses in 1998. In 2004, the Company recorded an increase in restructuring expense of approximately $184,000 composed of $40,000 in rent adjustments, $70,000 in sublease income not recovered and $74,000 in foreign exchange adjustments. The remaining reserve related to this restructuring is approximately $0.4 million, which is included in accrued liabilities as of December 31, 2004.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table lists the components of the August 1998 restructuring reserve for the years ended December 31, 2004, 2003 and 2002 (in thousands):

Excess Facilities
Balance at January 1, 2002	$465
Change in estimates in 2002	691
Reserve utilized in year ended December 31, 2002	(483)

Balance at December 31, 2002	673
Change in estimates in 2003	(249)
Reserves utilized in year ended December 31, 2003	(111)

Balance at December 31, 2003	$313
Change in estimates in 2004	184
Reserves utilized in year ended December 31, 2004	(128)

Balance at December 31, 2004	$369

5. Commitments and contingencies:

Legal proceedings

On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company and its affiliates Network Software Associates, Inc., or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. Mr. Fisher purported to file the action on behalf of himself and the United States federal government. NetManage acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Mr. Fisher, as relator, on behalf of himself and the government. NetManage, and its affiliates, first learned of the action when the Company was served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss the Company from this action, without prejudice, in exchange for an agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

On January 31, 2002, on an order of the court granting in part and denying in part defendant’s motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Amended Complaint, Mr. Fisher filed a Third Amended Complaint, or complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. Mr. Fisher is asserting the claims in the present complaint solely in his capacity as relator on behalf of the United States. The complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the complaint alleges that from 1993 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2). In addition, the complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by working to fraudulently continue NSA’s certification as a Section 8(a) entity for alleged use by NSA’s Federal Systems Division and by getting fraudulent claims allowed and paid by virtue of the alleged fraudulent Section 8(a) status, in violation of 31 U.S.C. § 3729 (a) (3). NetManage did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. According to the earlier amended complaint (although not alleged in the current

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complaint), Mr. Fisher’s theory was that the liabilities of NSA and NetSoft, including alleged liability in this suit, passed to NetManage. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. NetManage and its affiliates dispute Mr. Fisher’s allegations.

NetManage has demanded indemnification for all damages arising out of this case, including attorney’s fees and costs, from the former shareholders of NSA and the successor in interest to the Federal Systems Division of NSA pursuant to the Stock Purchase Agreement governing NetManage’s acquisition of NSA and the Bill of Sale under which NSA divested the assets comprising the Federal Systems Division. We express no view as to the likelihood of NetManage prevailing on its indemnification claims or collecting on any judgment it might obtain in connection with those claims.

On July 23, 2004, the defendants jointly filed a motion for partial summary judgment seeking to dismiss a portion of Mr. Fisher’s claims. The motion has yet to be decided.

On October 27, 2004, the court issued an order permitting Mr. Fisher’s counsel to withdraw, leaving him without representation in this action. On December 15, 2004, defendants filed a motion to dismiss Mr. Fisher’s claims based on that fact. The court has stayed all proceedings in the case until May 13, 2005 pending a ruling on the motion to dismiss.

The Company is unable to ascertain whether an amicable resolution will be reached in this case and has insufficient information at this time to estimate the possible loss, if any, which might result from this lawsuit. The Company intends to vigorously defend against the action.

In addition, the Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company does not have any capital leases. As of December 31, 2004, future minimum rental and lease payments under operating leases are as follows (in thousands):

Year	Operating Leases
2005	$2,756
2006	2,358
2007	2,043
2008	1,757
2009	1,748
Thereafter	2,493

Gross lease obligations	$13,155
Less sublease income	(1,825)

Total minimum obligations, net of sublease income	$11,330

Rent expense was approximately $2.3 million, $3.0 million and $4.0 million for the years ended December 31, 2004, 2003 and 2002 respectively, net of sublease payments.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NetManage Ltd., a wholly owned subsidiary of NetManage Inc., has entered into a lease arrangement with the owner of the building in Haifa, Israel where our offices are located. The lease agreement requires NetManage, Inc. to guarantee three promissory notes totaling approximately $0.1 million in lieu of providing a security deposit. The lease for the building expired in February 2005.

Other

As an element of its standard commercial terms, NetManage includes an indemnification clause in its software licensing agreements that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement by its software. NetManage’s indemnification limitation is the cost to defend any third party claim brought against its customers, and to the maximum, a refund of the purchase price. To date, the Company has not experienced any claims related to its indemnification provisions and therefore has not established an indemnification loss reserve. NetManage licenses its software products on a term and a perpetual basis.

6. Stockholders’ equity:

Common stock

As of December 31, 2004, NetManage reserved the following shares of authorized but unissued common stock:

Employee stock option plans	2,512,162
Directors’ stock option plan	200,000
Employee stock purchase plan	573,121

Total shares reserved	3,285,283

Stock repurchase plan

Previously, NetManage’s Board of Directors authorized the repurchase of up to 2,142,857 shares of the Company’s common stock from time to time for possible reissue and general corporate purposes. No purchases of the Company’s common stock were made in 2004. During 2003 and 2002 NetManage repurchased 71,931 and 616,401 shares of NetManage common stock, respectively, on the open market at an average purchase price of $2.44 and $3.83 per share, respectively, for a total cost of $0.2 million and $2.4 million respectively.

Authorized Shares Decrease

On June 9, 2004, the NetManage stockholders approved an amendment to NetManage’s Certificate of Incorporation to decrease the authorized number of shares of preferred stock and common stock from 5,000,000 and 125,000,000 shares, respectively, to 1,000,000 and 36,000,000 shares, respectively.

Stockholder Rights Plan

On April 26, 1999, pursuant to a Preferred Shares Rights Agreement between NetManage and BankBoston, N.A., as rights agent, the Company’s Board of Directors declared a dividend of one right to purchase one one-thousandth share of the Company’s Series A Participating Preferred Stock for each outstanding share of Common Stock. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $24.00, subject to adjustment. The rights will not be exercisable until

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the earlier of: (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Common Shares or (ii) 10 business days following the commencement of, or announcement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding Common Shares. Upon the occurrence of certain events, the holders of rights (other than certain “Acquiring Persons” as defined in the rights agreement) will thereafter have the right to receive, upon exercise of the right, Common Shares having a value equal to two times the exercise price then in effect. The rights expire on May 7, 2009 unless redeemed prior to that date.

7. Stock option, stock purchase plans, and employee benefit plan:

Employee stock option plans

In October 1999, the Board of Directors adopted the 1999 Non-Statutory Stock Option Plan, (the 1999 Plan). The Board of Directors authorized and reserved for the issuance of 571,429 shares of NetManage common stock. The 1999 Plan provides for the grant of non-qualified stock options for employees. Options may not be granted to officers and directors, except as an essential inducement to an officer entering into an employment agreement regarding his or her initial service with NetManage. The 1999 Plan does not allow for issuance to NetManage’s directors. The exercise price of the stock options, issued under the 1999 Plan, is established by the 1999 Plan Administrator, which is a committee of the Board of Directors. Options granted under the 1999 Plan become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the 1999 Plan is 10 years.

During 1992, the Board of Directors approved the 1992 Employee Stock Option Plan, (the 1992 Plan). At the Company’s Annual Stockholder’s Meeting, on June 5, 2002, a majority of the stockholders of the Company present or represented and entitled to vote at the Meeting approved the following: (i) an increase in the number of shares reserved for issuance under the 1992 Plan by 214,286 shares; (ii) the addition of an annual share increase provision to the 1992 Plan beginning in the calendar year 2003 and continuing through calendar year 2007; and (iii) an extension of the term of the 1992 Plan to July 22, 2012. As of December 31, 2004, NetManage stockholders had authorized a total of 2,594,220 shares for issuance under the 1992 Plan including 261,321, 261,470 and 214,286 shares authorized for issuance in 2004, 2003 and 2002, respectively. The 1992 Plan provides for the grant of incentive stock options to employees and officers and non-statutory stock options to employees, officers, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant (110% of such fair market value in the case of a grant to a holder of more than 10% of the voting power of NetManage’s outstanding capital stock (a 10% stockholder)); the exercise price of non-statutory options may not be less than 85% of such fair market value. Under the 1992 Plan stock options generally vest over a period of four years. The maximum term of a stock option under the 1992 Plan is 10 years (five years in the case of an incentive option granted to a 10% stockholder).

Non-employee directors’ stock option plan

The 1993 Non-Employee Director Plan, (the Director Plan) was initially adopted by the Board on July 22, 1993, and amended and restated on April 29, 2003. On May 28, 2003 at our Annual Meeting of Stockholders’ a majority of the stockholders of the Company present or represented and entitled to vote at the meeting approved an increase in the number of shares authorized so that the maximum numbers of shares of our Common Stock that may be delivered in respect of options granted under the Director’s Plan is 200,000 shares and extended the term of the plan to July 22, 2013. Under the Directors’ Plan, options may be granted only to non-employee

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors at an exercise price of 100% of the fair market value of the stock on the date of grant. Options granted under the Directors’ Plan become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the Directors’ Plan is 10 years.

Employee stock purchase plan

In July 1993, the Company adopted the Employee Stock Purchase Plan (the Purchase Plan). On June 5, 2002 at our Annual Meeting of Stockholders’ a majority of the stockholders of the Company present or represented and entitled to vote at the meeting approved the following: (i) an increase in the number of shares reserved for issuance under the Purchase Plan by 214,286 shares, (ii) the addition of the annual share increase provision to the Purchase Plan beginning in the calendar year 2003 and continuing through calendar year 2007, and (iii) an extension of term of the Purchase Plan to April 30, 2012. As of December 31, 2004, NetManage’s stockholders authorized 1,159,977 shares of common stock for issuance under the Purchase Plan including 87,107, 87,156 and 214,286 shares authorized for issuance in 2004, 2003 and 2002, respectively. Under the Purchase Plan, NetManage employees, subject to certain restrictions, may purchase shares of common stock at a price per share that is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. For the years ended December 31, 2004, 2003 and 2002, 75,354, 87,686 and 169,394 shares, respectively, were issued under the Purchase Plan at prices ranging from $4.39 to $4.51, $0.72 to $1.15 and $0.89 to $3.99, respectively.

Stock-based compensation

Option activity, including the acquired options, under NetManage’s stock option plans was as follows:

	Options Available	Options Issued & Outstanding	Weighted Average Exercise Price
Balance at December 31, 2001	1,049,158	990,767	$16.03
Authorized	214,286	—
Granted	(227,205)	227,205	3.82
Exercised	—	—
Terminated	208,550	(208,550)	15.72

Balance at December 31, 2002	1,244,789	1,009,422	13.34
Authorized	347,661	—
Granted	(1,388,739)	1,388,739	4.20
Exercised	—	(2,245)	2.29
Canceled tendered options	542,150	(542,150)	16.04
Terminated	342,627	(342,627)	14.05

Balance at December 31, 2003	1,088,488	1,511,139	4.46
Authorized	261,323	—
Granted	(436,652)	436,652	5.88
Exercised	—	(148,788)	4.38
Terminated	202,565	(202,565)	4.80

Balance at December 31, 2004	1,115,724	1,596,438	$4.84

Exercisable at December 31, 2002		565,019	$16.82
Exercisable at December 31, 2003		522,552	$5.30
Exercisable at December 31, 2004		690,861	$4.65

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes NetManage’s outstanding options as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.88–$4.48	260,760	8.23	$1.91	162,870	$1.96
$4.78–$4.78	808,587	8.96	$4.78	459,731	$4.78
$5.11–$30.84	527,091	9.04	$6.39	68,260	$10.15

$0.88–$30.84	1,596,438	8.87	$4.84	690,861	$4.65

The weighted average fair values of options granted during 2004, 2003 and 2002 were $3.27, $3.09 and $2.30 per share, respectively.

Employee benefit plan

NetManage has an Employee 401(k) Savings Plan, (the 401(k) Plan) established in 1992 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 25% of their eligible pre-tax compensation up to the amount allowable under current income tax regulations. Under the plan NetManage is not required to make contributions and has not made any contributions since inception.

8. Income taxes

The provision (benefit) for income taxes is based upon income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Domestic	$2,533	$(974)	$(16,207)
Foreign	(1,003)	(3,018)	(4,719)

Income (loss) before income tax provision (benefit)	$1,530	$(3,992)	$(20,926)

The components of the provision (benefit) for income taxes, net of valuation allowances, are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	79	(43)	(141)
Foreign	27	(1,264)	1,209

Total current	106	(1,307)	1,068

Deferred	—	—	—

Provision (benefit) for income taxes	$106	$(1,307)	$1,068

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes differs from the amounts that would result by applying the applicable statutory federal income tax rate to income before taxes, as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Provision (benefit) at federal statutory rate	$535	$(1,397)	$(7,324)
State income taxes, net of federal tax benefits	41	(43)	(141)
Incremental tax (benefit) on non-U.S. operations	365	(207)	2,799
Change in valuation allowance	9,680	313	5,284
Nondeductible goodwill amortization	—	—	413
Tax loss on liquidation	(10,579)	—	—
Nondeductible expenses	67	31	41
Other permanent differences	(3)	(4)	(4)

Provision (benefit) for income taxes	$106	$(1,307)	$1,068

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Deferred tax assets:
Deferred revenue recognized currently for tax purposes	$878	$19	$63
Reserves and accruals not currently deductible for tax purposes	637	1,565	1,532
Net operating loss carry forwards	64,319	56,844	58,673
Tax credit carry forwards	3,772	2,673	2,352
Deferred R & D expenses	6,031	6,432	7,069
Basis difference in fixed assets	—	458	508
Amortizable intangibles	5,451	5,670	5,600
Other temporary differences	197	849	852

Total deferred tax asset	81,285	74,510	76,649

Deferred tax liabilities:
Basis difference in fixed assets	(424)	—	—

Total deferred tax liabilities	(424)	—	—

Net total deferred tax asset	80,861	—	—
Less: Valuation allowance	(80,861)	(74,510)	(76,649)

Net deferred tax asset	$—	$—	$—

The pretax income (loss) from foreign subsidiaries, which is comprised of Canadian, European, Asian, and Latin American operations, was $(1.0) million, $(3.0) million and $(4.7) million, in 2004, 2003 and 2002, respectively. Undistributed earnings of NetManage’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, NetManage would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax expense of $0.1 million for the year ended December 31, 2004 resulted primarily from U.S. state and local foreign taxes not offset by losses. NetManage obtained a tax benefit of $10.6 million resulting from the loss on liquidation of subsidiaries recorded in 2004. As the Company’s currently believes that it is not more likely than not that these tax assets will be realized before they expire an offsetting valuation allowance was recorded. The income tax benefit of $1.3 million for the year ended December 31, 2003 resulted primarily from German tax refunds of $1.4 million. The income tax provision of $1.1 million for the year ended December 31, 2002 resulted primarily from a $0.7 million purchase accounting adjustment relating to Canadian pre-acquisition tax assets and international tax expense of $0.5 million.

Currently, management believes it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has recorded a valuation allowance for the entire balance. This is due to the history of net operating losses that NetManage has incurred. The amount of the deferred tax asset considered realizable, however, may change if actual future taxable income differs from estimated amounts.

At December 31, 2004, NetManage had net operating loss carry forwards of approximately $152.2 million and $66.1 million for federal income tax purposes and state income tax purposes, respectively, expiring at various dates through 2024 and federal tax credit carry forwards of approximately $1.1 million that expire in various years through 2011. At December 31, 2004, NetManage had foreign net operating loss carry forwards of approximately $55.0 million available to offset future taxable income in several foreign jurisdictions. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a three year period results in an annual limitation on its ability to utilize its net operating loss carry forward from tax periods prior to the ownership change. Such a change in ownership occurred with respect to NetManage’s past acquisition of certain companies. Accordingly, NetManage’s net operating losses and credits are subject to these limitations. Included in the above net operating loss carry forwards are $62.4 million and $19.4 million of federal and state operating losses, respectively, which are limited as referred to above. There are also $0.8 million and $0.1 million in federal and foreign tax credit carry forwards, respectively, which are similarly limited. These tax loss and tax credit carry forwards relate to acquisitions accounted for under the purchase method of accounting. The benefit of such losses and tax credits, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense subject to limitations under the Internal Revenue Code and similar state provisions. These limitations may result in the expirations of these net operating tax loss and tax credit carry forwards before utilization. At December 31, 2004, the net carrying amount of goodwill and other non-current intangible assets against which such pre-acquisition tax attributes could be applied is $6.0 million. During 2003 and 2002, NetManage utilized pre-acquisition net operating losses and tax credits to reduce current tax liabilities for those years on Canadian taxable income to zero. The benefit from the release of valuation allowance attributable to these tax attributes, which approximated $0.1 million and $0.7 million in 2003 and 2002, respectively, has been recorded as a reduction of goodwill.

During the years ended December 31, 2004, 2003 and 2002, NetManage recognized benefits of $0.8 million, $0.2 million and $0.4 million, respectively from the utilization of foreign post-acquisition net operating loss carry forwards for which NetManage had previously established a full valuation allowance. Because of the full valuation allowance against the deferred tax assets, the benefit from the utilization of these tax attributes had not been previously recognized.

NetManage’s subsidiary in Haifa, Israel (NetManage, Ltd.), has received government approved enterprise status for its investment plans. Under these plans, NetManage, Ltd. was granted a ten-year tax holiday. During the first two years of the tax holiday, NetManage, Ltd. was exempt from taxation on income generated during

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that period. For the remaining eight years in which income is generated by NetManage, Ltd., that generated income will be taxed at a reduced income tax rate of 10%. The plans currently in effect will expire at various dates through 2015.

9. Segment information

The Company operates in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). The Company designs, develops, markets and sells software products involving both client-side and server-side solutions. NetManage’s chief operating officer is its chief executive officer.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Years Ended December 31,
	2004	2003	2002
Net revenues:
North America operations	$34,851	$36,196	$47,196
European operations	11,929	13,329	15,862
Latin America operations	453	438	1,255
Asian operations	433	700	1,427

Total net revenues	$47,666	$50,663	$65,740

Approximately 82% and 57% of the Company’s net fixed assets are located in North America as of December 31, 2004 and 2003 respectively. Approximately 18% and 43% of the Company’s fixed assets are located in Europe as of December 31, 2004 and 2003 respectively.

10. Related party transactions

On May 28, 2003, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison will receive compensation in consideration for consultancy and advisory services he is providing the Company over a two-year period. The terms of the agreement require the Company to pay Dr. Harrison a fixed fee of $138,000 per year, and a one time grant to Dr. Harrison of an option to purchase 146,800 shares of the Company’s common stock, at an exercise price of $1.92 per share (which represents the quoted market price of the stock at the date of grant). The option vests on a monthly basis over the two-year term of the agreement. The option expires five years from the date of issuance. The fair value of the option was determined using the Black-Scholes option pricing model with the following assumptions: stock price $2.95–$6.45; no dividends; risk free interest rate of 2.00%–3.27%; volatility of 49%–100%; and a contractual life of five years. The fair value of the option is subject to change over the vesting period of the option based on changes in the underlying assumptions (variable award accounting). For the year ended December 31, 2004, the Company recorded approximately $505,000 to compensation expense under this agreement compared to the approximate $158,000 recorded for the year ended December 31, 2003. Total non-cash compensation expense recorded under this agreement is approximately $663,000, based on an aggregate option fair value of $682,000. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003. In 2004, the Company recorded total aggregate cash and non-cash compensation of $643,000 under General and Administrative expense in the Consolidated Statements of Operations.

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

The following table sets forth unaudited consolidated quarterly financial information for 2004 and 2003. This unaudited information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all normal and reoccurring adjustments necessary for the fair presentation of the information for the periods presented.

2004 Quarter Ended (Unaudited) (in thousands, except per share amounts)

	December 31	September 30	June 30	March 31
Statement of Operations Data:
Net revenues	$13,157	$11,633	$10,996	$11,880
Gross margin	11,694	10,008	9,429	10,317
Income from operations	758	490	117	142
Net income (loss)	$735	$863	$257	$(431)

Net income (loss) per share, basic	$0.08	$0.10	$0.03	$(0.05)
Net income (loss) per share, diluted	$0.08	$0.09	$0.03	$(0.05)

Weighted average common shares, basic	9,184	8,895	8,868	8,766
Weighted average common shares, diluted	9,439	9,189	9,469	8,766

2003 Quarter Ended (Unaudited) (in thousands, except per share amounts)

	December 31	September 30	June 30	March 31
Statement of Operations Data:
Net revenues	$13,296	$11,377	$11,872	$14,118
Gross margin	11,522	9,740	9,759	11,969
Income (loss) from operations	861	(1,343)	(2,609)	(1,572)
Net income (loss)	$2,074	$(1,857)	$(1,714)	$(1,188)

Net income (loss) per share, basic	$0.24	$(0.21)	$(0.20)	$(0.14)
Net income (loss) per share, diluted	$0.23	$(0.21)	$(0.20)	$(0.14)

Weighted average common shares, basic	8,695	8,665	8,650	8,623
Weighted average common shares, diluted	8,942	8,665	8,650	8,623

Item 9—Changes in and disagreements with accountants on accounting and financial disclosure.

None

Item 9A—Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this filing, we performed an evaluation under the supervision and with the participation of NetManage’s management, including NetManage’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NetManage’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. An internal control system is designed to provide reasonable, but not absolute, assurance that the objectives of the control system are met, including, but not limited to, ensuring that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. Following that evaluation, NetManage’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that based on the evaluation, the design and operation of NetManage’s disclosure controls and procedures were effective at that time to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles.

Changes in internal controls.

As indicated on the cover page of this report, NetManage is not an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act. The Company must reassess its status of non-accelerated filer on June 30 2005, based on the Company’s market capitalization as of that date. NetManage will be required to include in its periodic filings under the Exchange Act the disclosures contemplated by Section 404 of the Sarbanes-Oxley Act beginning with its Annual Report on Form 10-K for the year ending December 31, 2005 if it is an accelerated filer as of June 30, 2005 or for the year ending December 31, 2006 if it is not an accelerated filer as of June 30, 2005. Section 404 will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s registered public accounting firm have issued an attestation report on management’s assessment of internal control over financial reporting.

There have been no changes in our internal controls during the Company’s most recent fiscal quarter covered by this report, or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter covered by this report.

Item 9B—Other Information

None

PART III

Item 10—Directors and executive officers of the registrant.

Our definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders, to be held on June 15, 2005. Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management—Compliance with the Reporting Requirements of Section 16(a)”.

Reference is made to the information regarding executive officers appearing in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Item 11—Executive compensation.

The information required by this item is incorporated herein by reference from the information contained in the Proxy Statement under the caption “Executive Compensation”.

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

The information required by this item is incorporated herein by reference from the information contained in our Proxy Statement under the caption “Certain Transactions”.

Item 14—Principal accountant fees and services.

The information required by this item is incorporated herein by reference from the information contained in the Proxy Statement under the caption “Fees paid to Deloitte & Touche LLP during 2004”.

PART IV

Item 15—Exhibits and financial statement schedules

(a) Consolidated Financial Statements, Consolidated Financial Statement Schedule and Exhibits

1.	Consolidated Financial Statements. The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Statements” are filed as part of this Annual Report.

2.	Consolidated Financial Statement Schedule. The consolidated financial statement schedule as listed in the accompanying “Index to Consolidated Financial Statements” is filed as part of this Annual Report.

All other schedules not listed in the accompanying index have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report.

(b) Exhibits

See Item 15(a)(3) of this Annual Report.

(c) Financial Statement Schedule

See Item 15 (a)(2) of this Annual Report.

NETMANAGE, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Revenues, Costs or Expenses	Additions, Deductions and Write-Offs		Balance at End of Period
	(in thousands)
Year ended December 31, 2002:
Allowance for doubtful accounts and sales returns	$2,448	$24	$(1,395	)(1)	$1,077
Year ended December 31, 2003:
Allowance for doubtful accounts and sales returns	$1,077	$122	$(277)		$922
Year ended December 31, 2004:
Allowance for doubtful accounts and sales returns	$922	$326	$(365)		$883

(1)	Includes the write-offs of the accounts of two domestic customers aggregating $630,000.

	Balance at Beginning of Period	Reserve Provided	Reserve Utilized	Additions/ Deduction	Balance at End of Period
	(in thousands)
FTP Restructuring Reserve
Year ended December 31, 2002	$465		$(483)	$691	$673
Year ended December 31, 2003	$673		$(111)	$(249)	$313
Year ended December 31, 2004	$313		$(128)	$184	$369
Wall Data and Simware Restructuring Reserve
Year ended December 31, 2002	$958		$(395)	$(128)	$435
Year ended December 31, 2003	$435		$(525)	$194	$104
Year ended December 31, 2004	$104		$(104)	$—	$—
NetManage Restructuring Reserve (August 2000)
Year ended December 31, 2002	$957		$(478)	$(272)	$207
Year ended December 31, 2003	$207		$(130)	$(77)	$—
Wall Data Restructuring Reserve
Year ended December 31, 2002	$211		$(13)	$(198)	$—
NetManage Restructuring Reserve (August 2002)
Year ended December 31, 2002	$—	$4,600	$(1,322)	$—	$3,278
Year ended December 31, 2003	$3,278	$—	$(1,187)	$(1,261)	$830
Year ended December 31, 2004	$830	$—	$(740)	$(50)	$40
NetManage Restructuring Reserve (January 2003)
Year ended December 31, 2003	$—	$3,112	$(2,652)	$86	$546
Year ended December 31, 2004	$546	$34	$(97)	$(196)	$287

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March 2005.

NETMANAGE, INC.

By:	/s/ ZVI ALON
Zvi Alon Chairman of the Board, President and Chief Executive Officer (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZVI ALON Zvi Alon	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2005

/s/ MICHAEL PECKHAM Michael Peckham	Chief Financial Officer and Senior Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	March 22, 2005

/s/ JOHN BOSCH John Bosch	Director	March 22, 2005

/s/ UZIA GALIL Uzia Galil	Director	March 22, 2005

/s/ SHELLEY HARRISON Shelley Harrison	Director	March 22, 2005

/s/ DARRELL MILLER Darrell Miller	Director	March 22, 2005

/s/ ABRAHAM OSTROVSKY Abraham Ostrovsky	Director	March 22, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation, Syzygy Communications, Inc. and the Designated Shareholders, dated October 16, 1995.(1)

2.2	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation and AGE Logic, Inc., dated November 17, 1995.(1)

2.3	Stock Purchase Agreement by and among the Registrant, Network Software Associates, Inc. a California corporation, NetSoft, a California corporation, holders of securities of NSA and holders of securities of NetSoft, dated as of July 8, 1997.(2)

2.4	Agreement and Plan of Reorganization by and among the Registrant, Amanda Acquisition Corp. and FTP Software, Inc., dated as of June 15, 1998, as amended as of June 30, 1998 and July 14, 1998.(3)

2.5	Acquisition Agreement by and among Registrant, NetManage Bid Co., Preston Delaware Acquisition Corporation and Simware Inc., dated as of September 26, 1999.(4)

2.6	Agreement and Plan of Merger by and among Registrant, NetManage Acquisition Corporation and Wall Data Incorporated, dated October 20, 1999.(5)

2.7	Stock Purchase Agreement by and among the Registrant, Librados, Inc., a Delaware corporation, and holders of securities of Librados, Inc., dated as of September 22, 2004.(6)

3.1	Certificate of Incorporation of the Registrant.(7)

3.2	Restated Certificate of Incorporation of the Registrant filed June 9, 2004.(8)

3.3**	Amended and Restated Bylaws of NetManage, Inc.

4.1	Form of Common Stock certificate.(7)

4.2	Preferred Shares Rights Agreement, among the Registrant and the parties named therein, dated as of May 7, 1999.(7)

4.3	Form of Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock.(7)

4.4	Form of Rights Certificate.(9)

4.5	Registration Rights Agreement by and among the Registrant, and holders of securities of Librados, Inc. dated October 22, 2004 (6)

10.1	Form of Indemnity Agreement entered into among the Registrant and our directors and officers.(7)

10.2*	Registrant’s 1992 Stock Option Plan, as amended and restated, including forms of option agreements.(10)

10.3*	Registrant’s 1993 Non-Employee Directors Stock Option Plan, as amended, including form of option agreements.(10)

10.4*	Registrant’s 1993 Employee Stock Purchase Plan, as amended and restated, including form of offering document.(10)

10.5	Lease between the Registrant and Stevens Creek Office Center Associates, dated June 15, 2004 (6)

10.6	Agreement between NetManage, Ltd., Elron Electronic Industries, Ltd., and NetVision, Ltd., dated July 1, 1995.(7)

10.7*	Registrant’s 1999 Non-Statutory Stock Option Plan, including form of option agreements.(11)

Exhibit Number	Exhibit Title
10.8	Independent Services Agreement by and between NetManage, Inc. and Dr. Shelley Harrison dated May 28, 2003.(12)

14.1**	Code of Business Conduct

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche LLP

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Certifications as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 1995.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated July 29, 1997.
(3)	Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in the Form S-4.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated December 23, 1999.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated January 12, 2000.
(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.
(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-66460) dated July 24, 1993, as amended, which became effective September 20, 1993.
(8)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Form S-8 Registration Statement filed on April 9, 2003.
(10)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(11)	Incorporated by reference to the exhibits filed with the Registrants Form 10-K dated March 30, 2000.
(12)	Incorporated by reference to the exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

*	Employee Benefit Plan
**	Filed herein