Form 10-Q
period 2005-03-31
NETMANAGE INC
filed 2005-05-02
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of registrant’s common stock outstanding as of April 21, 2005: 9,233,822

NetManage, Inc.

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$24,626	$19,570
Short-term investments	201	219
Accounts receivable, net of allowances of $1,035 and $883, respectively	7,894	15,780
Prepaid expenses and other current assets	2,024	2,608

Total current assets	34,745	38,177

Property and equipment, at cost:
Computer software and equipment	1,420	1,101
Furniture and fixtures	2,775	2,687
Leasehold improvements	647	988

	4,842	4,776
Less-accumulated depreciation	(1,704)	(1,546)

Net property and equipment	3,138	3,230

Goodwill	3,667	3,667
Other intangibles, net	2,191	2,376
Other assets	68	384

Total assets	$43,809	$47,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,702	$2,763
Accrued liabilities	2,859	2,992
Accrued payroll and related expenses	2,475	3,612
Deferred revenue	15,214	17,517
Income taxes payable	1,429	1,433

Total current liabilities	23,679	28,317

Long-term liabilities:
Deferred revenue	1,569	1,757
Other long-term liabilities	747	786

Total long-term liabilities	2,316	2,543

Total liabilities	25,995	30,860

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value - Authorized - 1,000,000 shares No shares issued and outstanding	—	—
Common stock, $0.01 par value - Authorized - 36,000,000 shares Issued - 11,310,115 and 11,275,373 shares, respectively Outstanding - 9,233,267 and 9,198,525 shares, respectively	113	113
Treasury stock, at cost - 2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	181,106	180,968
Accumulated deficit	(138,610)	(139,418)
Accumulated other comprehensive loss	(3,991)	(3,885)

Total stockholders’ equity	17,814	16,974

Total liabilities and stockholders’ equity	$43,809	$47,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenues:
License fees	$5,322	$4,790
Services	6,802	7,090

Total net revenues	12,124	11,880

Cost of revenues:
License fees	326	396
Services	838	914
Amortization of developed technology	70	253

Total cost of revenues	1,234	1,563

Gross margin	10,890	10,317

Operating expenses:
Research and development	1,937	1,785
Sales and marketing	5,639	5,541
General and administrative	2,438	2,866
Restructuring charges	73	(167)
Amortization of intangible assets	115	150

Total operating expenses	10,202	10,175

Income from operations	688	142
Interest income and other, net	66	49
Foreign currency transaction gains (losses)	71	(572)

Income (loss) before income taxes	825	(381)
Provision for income taxes	17	50

Net income (loss)	$808	$(431)

Net income (loss) per share:
Basic	$0.09	$(0.05)
Diluted	$0.08	$(0.05)
Weighted average common shares:
Basic	9,221	8,766
Diluted	9,708	8,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$808	$(431)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(8)	46
Foreign currency translation adjustments, net	(98)	482

Total comprehensive income	$702	$97

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$808	$(431)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	473	767
Loss on disposal of property, plant and equipment	—	1
Provision for doubtful accounts and returns	224	159
Stock compensation expense	25	546
Changes in operating assets and liabilities:
Accounts receivable	7,403	3,993
Prepaid expenses and other current assets	506	(69)
Other assets	282	54
Accounts payable	(1,009)	(685)
Accrued liabilities, payroll and payroll-related expenses	(1,125)	(2,458)
Deferred revenue	(2,427)	(252)
Income taxes payable	(3)	179
Other long-term liabilities	(44)	(22)

Net cash provided by operating activities	5,113	1,782

Cash flows from investing activities:
Purchases of short-term investments	—	(5)
Proceeds from sales and maturities of short-term investments	21	8
Purchases of property and equipment	(226)	(149)
Acquisition related costs	(48)	—

Net cash used in investing activities	(253)	(146)

Cash flows from financing activities:
Proceeds from sale of common stock	161	527

Net cash provided by financing activities	161	527

Effect of exchange rate changes on cash	35	(22)

Net increase in cash and cash equivalents	5,056	2,141
Cash and cash equivalents, beginning of period	19,570	20,160

Cash and cash equivalents, end of period	$24,626	$22,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial data

The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2005 could differ materially from those reported in this quarterly report on Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. The financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three month periods ended March 31, 2005 and 2004.

Total comprehensive income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gains or losses and unrealized gains or losses on marketable securities.

Short-term investments

The Company accounts for its investments under the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, reported in the condensed consolidated balance sheet as “Accumulated other comprehensive loss”. Held to maturity securities are valued using the amortized cost method. At March 31, 2005 and December 31, 2004, the fair value of the time deposit investments, which have original maturities in excess of 90 days, approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of the Company’s short-term investments by major security type consisted of the following as of March 31, 2005 and December 31, 2004 (in thousands):

Description	March 31, 2005	December 31, 2004
Time deposits	$132	$142
KANA Software, Inc.	69	77

	$201	$219

The Company owns a minority interest of less than 1% in KANA Software Inc., a publicly traded company.

Goodwill and other intangible assets, net

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter.

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives ranging from two to five years. The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2005	December 31, 2004
Carrying amount of:
Developed technology	$1,400	$1,400
Employment contracts	800	800
Trade names	300	300

Gross carrying amount of other intangibles	2,500	2,500
Less accumulated amortization:
Developed technology	(117)	(47)
Employment contracts	(167)	(67)
Trade names	(25)	(10)

Net carrying amount of other intangibles	$2,191	$2,376

The carrying amount and accumulated amortization as of March 31, 2005 and December 31, 2004 have been adjusted to exclude intangibles that were fully amortized as of December 31, 2004.

The remaining net carrying amount of other intangibles is expected to be amortized as follows (in thousands):

Year	Amortization Expense
Remainder of 2005	$555
2006	673
2007	340
2008	340
2009	283

$2,191

The aggregate amortization expense for the three month periods ended March 31, 2005 and 2004 was $0.2 million and $0.4 million, respectively.

Accrued liabilities

Accrued liabilities at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

Description	March 31, 2005	December 31, 2004
Current restructuring (see Note 3)	$257	$302
Other accruals	2,602	2,690

Total accrued liabilities	$2,859	$2,992

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force, (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. SFAS No. 146 also requires that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146, which the Company adopted for restructuring activities initiated after December 31, 2002, may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Long-term liabilities

Long-term liabilities at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

Description	March 31, 2005	December 31, 2004
Long-term restructuring (see Note 3)	$378	$394
Long-term other	369	392
Long-term deferred revenue	1,569	1,757

Total long-term liabilities	$2,316	$2,543

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. There were no customers that accounted for 10% or more of consolidated net revenues in the three month periods ended March 31, 2005 and 2004.

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

For the three month periods ended March 31, 2005 and 2004, potentially dilutive securities, consisting of applicable stock options, are as shown in the following table. In those periods in which a net loss was recorded, the potentially dilutive securities were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

	Three Months Ended March 31,
	2005	2004
Potentially dilutive shares	487,396	330,269

The following table sets forth the computation of basic and diluted net income (loss) per share for the three month periods ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$808	$(431)

Shares used to compute basic net income (loss) per share	9,221	8,766
Potentially dilutive shares used to compute net income per share on a diluted basis	487	—

Shares used to compute diluted net income (loss) per share	9,708	8,766

Net income (loss) per share:
Basic	$0.09	$(0.05)
Diluted	$0.08	$(0.05)

Income taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that, more likely than not, are expected to be realized.

As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s condensed consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or the allowance in a period changes, the amount recognized as a provision for income taxes in the Condensed Consolidated Statements of Operations could change. The income tax provision of $17,000 for the three months ended March 31, 2005 includes an international tax provision of $13,000 and a U.S. state tax provision of $4,000. The income tax provision of $50,000 for the three months ended March 31, 2004 is comprised of an international tax provision of $31,000 and U.S. state tax provision of $19,000.

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

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$808	$(431)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(220)	(199)

Pro forma net income (loss)	$588	$(630)

Weighted average common shares:
Basic	9,221	8,766
Diluted	9,708	8,766
Basic income (loss) per share, as reported	$0.09	$(0.05)
Diluted income (loss) per share, as reported	$0.08	$(0.05)
Basic income (loss) per share, pro forma	$0.06	$(0.07)
Diluted income (loss) per share, pro forma	$0.06	$(0.07)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable periods:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Volatility	39.37%	99.81%
Risk-free interest rate	3.56-4.04%	2.63-2.98%
Dividend yield	0.00%	0.00%
Expected term	3 - 4 months beyond vest date	3 - 4 months beyond vest date

Revenue recognition

The Company derives revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software maintenance and consulting. The Company licenses its software products on a term basis and on a perpetual basis. Its term based arrangements are primarily for a period of 12 months. The Company also licenses its software in both source code and object code format. The Company applies the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

The Company recognizes revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a soft key has been transmitted to the customer.

Product is sold, without the right of return, except for distributor inventory rotation of old or excess product. Certain of it’s the Company’s sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the distributor sells the merchandise. The Company recognizes sales to international distributors upon shipment, provided all other revenue recognition criteria have been met. The Company gives rebates to customers on a limited basis. These rebates are presented in its Condensed Consolidated Statements of Operations as a reduction of revenue.

At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after normal payment terms, the Company accounts for the fee as not being fixed and determinable. In these cases, it recognizes revenue as the fees become due.

The Company assesses the ability to collect on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, it recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For all sales, except those completed over the Internet, the Company uses either a binding purchase order or signed license agreement as evidence of an arrangement. For sales over the Internet, it uses a credit card authorization as evidence of an arrangement. Sales through the Company’s distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

For arrangements with multiple elements (for example, undelivered maintenance and support), the Company allocates revenue to each element of the arrangement using the residual value method based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. This means that it defers revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the sales contracts. Fair value of services, such as training or consulting, is based upon separate sales by the Company of these services to other customers. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Service revenues are derived from providing the Company’s customers with software updates for existing software products, user documentation and technical support, under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE of fair value is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and collection is deemed probable. To date, consulting revenue has not been significant.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but anticipates that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) are disclosed above. Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company’s fiscal year beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R will be applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issues 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

3. Restructuring of operations

On January 31, 2003, the Company announced a restructuring of its operations in response to the sluggish North America and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses. As part of the restructuring, the Company reduced its workforce in excess of 30%. The distribution of the reduction in workforce was as follows:

	Terminations	Replacements	Net Reduction
Operations	10	6	4
Services	14	1	13
Research and development	19	—	19
Sales and marketing	44	4	40
General and administrative	24	5	19

Total	111	16	95

The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $3.0 million, which is expected to be funded from operations and existing cash balances. As of March 31, 2005, the Company had incurred net costs totaling $3.0 million related to the restructuring, which required $2.7 million in cash expenditures. The remaining reserve related to this restructuring is $0.3 million and is included in accrued liabilities and long-term liabilities as of March 31, 2005.

The following table lists the components of the January 2003 restructuring reserve for the three month period ended March 31, 2005 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2004	$205	$82	$287
Reserve utilized in three months ended March 31, 2005	(11)	(6)	(17)

Balance at March 31, 2005	$194	$76	$270

        On August 8, 2002, the Company announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, the Company reduced its workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. Additional adjustments were made to this restructuring reserve in 2003 and 2004. As of March 31, 2005, the Company has recorded a total restructuring expense, net of adjustments, of $3.3 million, consisting of $2.1 million for facilities and $1.2 million in employee severance and other related expenses. In March 2005, the Company recorded an increase in the restructuring expense of $11,000 for additional closing costs for the Kirkland and Andover facilities. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $3.0 million, which is expected to be funded from internal operations and existing cash balances. As of March 31, 2005, $3.0 million has been paid, leaving a remaining restructuring liability of $9,000 that is included in accrued liabilities.

The distribution of the reduction in workforce was as follows:

	Terminations	Retained	Net Reduction
Operations	6	—	6
Services	17	—	17
Research and development	53	—	53
Sales and marketing	22	8	14
General and administrative	11	1	10

Total	109	9	100

The following table lists the components of the August 2002 restructuring reserve for the three month period ended March 31, 2005 (in thousands):

Excess Facilities
Balance at December 31, 2004	$40
Net change in estimate recorded in restructuring expense	11
Reserve utilized in three months ended March 31, 2005	(42)

Balance at March 31, 2005	$9

In August 1998, following the acquisition of FTP Software Inc. (FTP), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. In March 2005, the Company recorded an increase in the restructuring expense of $62,000 composed of $30,000 related to the Company’s inability to sublease excess space, $35,000 in legal and associated costs related to the Birmingham, U.K. facility offset by $3,000 related to foreign exchange adjustments on the long term lease commitments and related sublease agreements. The remaining reserve related to this restructuring at March 31, 2005 is $355,000 and is included in accrued liabilities and long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the three month period ended March 31, 2005 (in thousands):

Excess Facilities
Balance at December 31, 2004	$369
Change in estimate recorded in restructuring expense	62
Reserve utilized in three months ended March 31, 2005	(76)

Balance at March 31, 2005	$355

4. Commitments and contingencies

Legal proceedings

On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company and its affiliates Network Software Associates, Inc., or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. Mr. Fisher purported to file the action on behalf of himself and the United States federal government. The Company acquired NSA and NetSoft in 1997. The United States government declined to pursue the action on its own behalf and, therefore, the action was pursued by Mr. Fisher, as relator, on behalf of himself and the government. The Company, and its affiliates, first learned of the action when the Company was served with the amended complaint in May 2001. On September 5, 2001, Mr. Fisher agreed to voluntarily dismiss the Company from this action, without prejudice, in exchange for an agreement to suspend applicable statutes of limitation as to Mr. Fisher’s claims.

On January 31, 2002, on an order of the court granting in part and denying in part defendant’s motion to dismiss the May 2001 amended complaint, Mr. Fisher filed a Second Amended Complaint in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. On May 13, 2002, on an order of the court following defendants’ successful motion to strike the Second Amended Complaint, Mr. Fisher filed a Third Amended Complaint, or complaint, in the United States District Court of the District of Columbia against NSA and NetSoft among numerous other defendants. Mr. Fisher is asserting the claims in the present complaint solely in his capacity as relator on behalf of the United States. The complaint alleges that NSA, NetSoft and the other defendants made false claims to the government to obtain government contracts set aside for entities owned and controlled by disadvantaged persons admitted to the Section 8(a) Minority Small Business Development Program. Specifically, the complaint alleges that from 1993 to 1997, NSA, NetSoft, and the other defendants presented false or fraudulent claims for payment or approval to the government in violation of 31 U.S.C. § 3729 (a)(1), and used false records or statements to get claims paid or approved by the government in violation of 31 U.S.C. § 3729 (a) (2). In addition, the complaint alleges that NSA, NetSoft and the other defendants conspired to defraud the government by working to fraudulently continue NSA’s certification as a Section 8(a) entity for alleged use by NSA’s Federal Systems Division and by getting fraudulent claims allowed and paid by virtue of the alleged fraudulent Section 8(a) status, in violation of 31 U.S.C. § 3729 (a) (3). The Company did not acquire NSA until July 1997 and had no involvement with the events alleged by Mr. Fisher. According to the earlier amended complaint (although not alleged in the current complaint), Mr. Fisher’s theory was that the liabilities of NSA and NetSoft, including alleged liability in this suit, passed to the Company. On May 31, 2002, NSA and NetSoft and the other defendants answered the complaint. The Company and its affiliates dispute Mr. Fisher’s allegations.

The Company has demanded indemnification for all damages arising out of this case, including attorney’s fees and costs, from the former shareholders of NSA and the successor in interest to the Federal Systems Division of NSA pursuant to the Stock Purchase Agreement governing the Company’s acquisition of NSA and the Bill of Sale under which NSA divested the assets comprising the Federal Systems Division. The Company expresses no view as to the likelihood of its ability to prevail on its indemnification claims or collecting on any judgment it might obtain in connection with those claims.

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

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company does not have any capital leases. As of March 31, 2005, future minimum rental and lease payments, net of any sublease income, under non-cancelable operating leases are as follows:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	12 months or less	13 to 24 months	25 to 36 months	More than 36 months
Operating leases	$12,422	$2,239	$2,114	$2,159	$5,910

Other

As an element of its standard commercial terms, the Company includes an indemnification clause in its software licensing agreements that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement by its software. The Company’s indemnification limitation is the cost to defend any third party claim brought against its customers, and to the maximum, a refund of the purchase price. To date, the Company has not experienced any claims related to its indemnification provisions and therefore has not established an indemnification loss reserve. The Company licenses its software products on a term and a perpetual basis.

5. Related party transactions

On May 28, 2003, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison will receive compensation in consideration for consultancy and advisory services he is providing the Company over a two-year period. The terms of the agreement require the Company to pay Dr. Harrison a fixed fee of $138,000 per year, and a one time grant to Dr. Harrison of an option to purchase 150,000 shares, inclusive of 3,200 shares Dr. Harrison was eligible to receive under the 1993 Directors Plan for 2003 and 2004 and 146,800 shares from the 1999 Plan, at an exercise price of $1.92 per share (which represents the quoted market price of the stock at the date of grant). The option vests on a monthly basis over the two-year term of the agreement. The option expires five years from the date of issuance. The fair value of the 146,800 options from the 1999 Plan was determined using the Black-Scholes option pricing model with the following assumptions: stock price $2.95-$9.65; no dividends; risk free interest rate of 2.00%-3.72%; volatility of 39%-99%; and a contractual life of five years. The fair value of the option is subject to change over the vesting period of the option based on changes in the underlying assumptions (variable award accounting). For the three month period ended March 31, 2005, the Company recorded $25,000 to compensation expense under this agreement based on an aggregate option fair value of $692,000. Compensation expense of $546,000 was recorded by the Company under this agreement for the three month period ended March 31, 2004. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003. For the three month period ended March 31, 2005, the Company recorded total aggregate cash and non-cash compensation of $60,000 related to this arrangement under General and Administrative expense in the Condensed Consolidated Statements of Operations.

Item 2 — Management’s discussion and analysis of financial condition and results of operations.

Some of the statements contained in this Management’s discussion and analysis of financial condition and results of operations section of this Form 10-Q are forward-looking statements, including, but not limited to, those specifically identified as such, that involve risks and uncertainties, including those set forth below under the heading “Factors that may affect our future results and financial condition” and elsewhere in this report. The statements contained in this Management’s discussion and analysis of financial condition and results of operations section of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements included in this Management’s discussion and analysis of financial condition and results of operations section of this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

We develop and market software and service solutions that are designed to enable our customers to access and leverage the considerable investment they have in their corporate business applications, processes and data. Our business is focused on providing a broad spectrum of personal computer, browser-based and server-based software products and tools. These products allow our customers to access and leverage applications, business processes and data on IBM and IBM compatible mainframe computers, IBM mid-range computers such as the iSeries, in packaged applications, middleware and databases such as SAP, Siebel, Oracle and PeopleSoft, amongst others, and on UNIX and Microsoft based servers. We provide support, maintenance, and technical consultation services to our customers in association with the products we develop and market. We provide applications and management consultancy to our customers primarily in association with the server-based products we deliver that are designed to allow customers to develop and deploy new web-based applications and services.

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

The growth of the Internet has also been matched by an increase in the use of mobile computing allowing users to access a company’s computer systems from remote locations within the confines of an organization’s security and access-control policies. As the Internet continues to grow, the number of different communication and inter-networking options required by major corporations to support their businesses is also increasing. The number and type of mobile computing and communication devices now includes wireless handheld devices, PDAs and Internet and Web-enabled cellular phones and smartphones. We anticipate that these trends will continue to accelerate over the next several years.

We believe that our customers require a single set of solutions that address the traditional need for host access combined with the need for the presentation of existing corporate systems with a Web application look and feel, and the delivery of existing corporate processes and transactions as reusable programmatic components such as Web services. In assessing the change in the marketplace, we have focused our sales and marketing efforts on meeting the changing needs of our customers. Our products are designed and built to incorporate reusable components and technologies and to utilize common underlying services such as user management, system management, security, auditing and reporting. Several technologies are employed to provide solutions; these include traditional fat client or desktop solutions; thin client or browser-based solutions; zero footprint or server-based solutions and application adapter or connector technologies. Within this marketplace, we believe the trend is away from desktop solutions and toward zero footprint solutions. We believe this movement is primarily driven by a desire to reduce the total cost of ownership associated with deploying and maintaining these solutions. We also believe that a major element of our customer base will deploy a mixture of all types of solutions. The market is also made up of a number of products that allow organizations to reduce costs or increase revenue by allowing them, or their business partners, to interact via the Internet with corporate business applications that are the backbone of their business processes. A primary example of this kind of solution is found in self-service call center applications. Companies are building solutions that allow customers to determine order status over the Internet without involving a customer support representative. This approach simultaneously minimizes staffing costs and improves customer service. Our goal is to assist our customers in building solutions that quickly transform corporate applications into Web-based solutions.

Application of critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements which have been prepared in conformity with generally accepted accounting principles in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies used in preparing our condensed consolidated financial statements:

Revenue Recognition: We derive revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software maintenance and consulting. We license our software products both on a term basis and on a perpetual basis. Our term based arrangements are primarily for a period of 12 months. We also license our software in both source code and object code format. We apply the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

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

Product is sold without the right of return, except for distributor inventory rotation of old or excess product. Certain of our sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. We recognize sales to international distributors upon shipment, provided all other revenue recognition criteria as mentioned above have been met. We give rebates to customers on a limited basis. These rebates are presented in our Condensed Consolidated Statement of Operations as a reduction of revenue.

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

We assess ability to collect based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Allowance for doubtful accounts, sales returns and rebates: In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. We analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $7.9 million and $15.8 million, net of our allowance for doubtful accounts, sales returns, and rebate reserves of $0.9 million and $1.0 million as of March 31, 2005 and December 31, 2004, respectively.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves balance was $0.6 million and $0.7 million as of March 31, 2005 and December 31, 2004, respectively.

Accounting for income taxes: As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Condensed Consolidated Statement of Operations.

Valuation of long-lived and intangible assets and goodwill: We believe that the accounting estimate related to asset impairment is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period as it requires us to make assumptions about future revenues over the life of our software products and services; and (2) the impact that recognizing an impairment has on the assets reported on our Condensed Consolidated Balance Sheet and the net income (loss) reported in our Condensed Consolidated Statement of Operations could be material.

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

Results of operations

During the past several years, we have implemented initiatives designed to control costs and reduce operating expenses, including the discontinuance of low revenue-generating products and the implementation of worldwide restructurings of our operations.

For the three month period ended March 31, 2005 as compared to March 31, 2004, our net revenues increased 2%. This growth in net revenues resulted primarily from increased license fees, up 11%, offset in part by a decrease of 4% in service revenues from the first quarter of 2004. While we believe the economy is improving, which should have a positive impact on our net revenues, we will continue to focus on making our operations more efficient and reducing operating expenses wherever possible.

On October 22, 2004, we completed our acquisition of Librados, Inc., or Librados, an early stage company selling adapters for packaged applications including SAP, Siebel, Oracle, JD Edwards, PeopleSoft, and others. We paid $2.0 million in cash and issued 263,678 shares of NetManage common stock valued at $1.4 million. Transaction costs were $0.2 million in cash. Additionally 65,920 shares of NetManage common stock may be issued under the terms of the related agreement if a specified level of cumulative revenue from the sale of Librados product is achieved by December 31, 2006. The acquisition was accounted for as a purchase and accordingly, the results of operations of Librados from the date of acquisition have been included in the our condensed consolidated financial statements. In connection with the acquisition, we recorded net liabilities of $0.8 million, identified intangibles assets of $2.5 million and goodwill of $1.9 million.

On January 31, 2003, NetManage announced a restructuring of its operations designed to improve efficiency and reduce operating expenses. As part of the restructuring, NetManage reduced its workforce in excess of 30%. As of March 31, 2005, we have recorded a total of $3.0 million in charges to operating expenses related to these restructuring activities, consisting of $0.4 million of expenses related to leased facilities no longer needed for our operations and $2.6 million of employee severance and other related expenses (See Note 3 to Condensed Consolidated Financial Statements - Restructuring of operations).

On August 8, 2002, we announced a restructuring of our operations designed to re-align our core business functions and reduce operating expenses. As part of this restructuring, we intended to reduce our workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included $2.6 million of expenses related to facilities no longer needed for Company operations and $2.0 million of employee severance and other related expenses for employee terminations. We have adjusted the restructuring accrual in subsequent quarters in line with changes we have made to the originally planned restructuring activities (See Note 3 to Condensed Consolidated Financial Statements - Restructuring of operations). As of March 31, 2005, we have recorded a total restructuring expense, net of adjustments, of $3.3 million, consisting of $2.1 million for facilities and $1.2 million in employee severance and other related expenses.

NetManage has recorded other restructuring charges in the past as described in Note 3 to Condensed Consolidated Financial Statements – Restructuring of operations.

Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Our operating expense levels are based, in part, on our expectation of future revenues and, to a large extent, are fixed. In the first quarter of 2005, operating expenses, excluding restructuring charges, declined slightly when compared to the first quarter of 2004, and may fluctuate as a percentage of net revenues on a quarterly basis.

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

Three months ended March 31, 2005 compared to March 31, 2004 (in thousands):

	Three months ended March 31,
	2005	2004	Change
Net revenues
License fees	$5,322	$4,790	$532	11%
Services	6,802	7,090	(288)	-4%

Total net revenues	12,124	11,880	244	2%
As a percentage of net revenues:
License fees	43.9%	40.3%
Services	56.1%	59.7%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$4,996	$4,394	$602	14%
Gross margin – services	5,964	6,176	(212)	-3%
Gross margin - amortization of developed technology	(70)	(253)	183	-72%

Total gross margin	$10,890	$10,317	$573	6%
As a percentage of net revenues:
Gross margin - license fees	41.2%	37.0%
Gross margin – services	49.2%	52.0%
Gross margin - amortization of developed technology	-0.6%	-2.1%

Total gross margin	89.8%	86.9%
Research and development	$1,937	$1,785	$152	9%
As a percentage of net revenues:	16.0%	15.0%
Sales and marketing	$5,639	$5,541	$98	2%
As a percentage of net revenues:	46.5%	46.6%
General and administrative	$2,438	$2,866	$(428)	-15%
As a percentage of net revenues:	20.1%	24.1%
Restructuring charge, net	$73	$(167)	$240	-144%
As a percentage of net revenues:	0.6%	-1.4%
Amortization of intangibles	$115	$150	$(35)	-23%
As a percentage of net revenues:	0.9%	1.3%
Interest income (expense) and other, net	$66	$49	$17	35%
As a percentage of net revenues:	0.5%	0.4%
Foreign currency transaction gains (losses)	$71	$(572)	$643	-112%
As a percentage of net revenues:	0.6%	-4.8%
Provision for income taxes	$17	$50	$(33)	-66%
As a percentage of net revenues:	N/A (1)	N/A (1)
Net income (loss)	$808	$(431)	$1,239	-288%
As a percentage of net revenues:	6.7%	-3.6%

(1)	The effective tax rate for the three month period ended March 31, 2005 and 2004 was 2% or less due to the consolidated tax loss position.

Net revenues

Our revenues are derived from the sale of software licenses and related services, which include maintenance and support, consulting and training services. License fees are earned under software license agreements with end-users and resellers and are recognized as revenue upon delivery of the software if the following criteria are met: persuasive evidence of an arrangement exists, collection of the resulting receivable is probable and the fee is fixed and determinable. For arrangements with multiple elements (for example, undelivered maintenance and support), the Company allocates revenue to each element of the arrangement using the residual value method based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. Certain of our sales are made to domestic distributors under agreements allowing right-of-return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. Our international distributors do not have return rights and, as such, we generally recognize sales to international distributors upon shipment, if all other revenue recognition criteria have been met.

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

Net revenues increased 2% for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in net revenues resulted from an increases in license fees of $523,000, or 11% and was partially offset by a decline in services revenues of $288,000, or 4%. License fees represented 44% of our net revenues in the first quarter of 2005 compared to 40% of net revenues in the first quarter of 2004. The increase in our license fees for the three months ended March 31, 2005 was primarily the result of the inclusion of Librados products which represented approximately 60% of the increase in license revenues. Librados was acquired in the fourth quarter of 2004. We also believe that the continuing economic improvement, additional product offerings and, growing customer confidence contributed to the growth in license fees. We generally ship software products within a short period of time after receipt of an order and therefore we do not have a material backlog of unfilled orders.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 27% for each of the three month periods ended March 31, 2005 and 2004.

No customer accounted for more than 10% of net revenues during the three month periods ended March 31, 2005 and 2004.

Gross margin

Gross margin increased $573,000, or 6% for the three month period ended March 31, 2005 as compared to the same period in 2004, primarily because of the increase in net revenues and the reduction in amortization of developed technology expense.

Gross margin for license fees as a percentage of net revenues increased to 41% for the three month period ended March 31, 2005 from 37% for the same period in 2004 primarily due to the increase in license fees and a reduction in fixed costs. The gross margin for services decreased to 49% for the three month period ended March 31, 2005 from 52% for the same period in 2004 due to a reduction in services revenues of 4% offset in part by a reduction in related costs.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R & D expenses increased $152,000, or 1% of net revenues for the three month period ended March 31, 2005 as compared to the same period in 2004, primarily due to additional R & D for the Librados product line and incentive compensation.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in the three month period ended March 31, 2005 or 2004.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, salaries of marketing personnel, advertising and promotional expenses, and occupancy and related costs. Sales and marketing expenses increased $98,000, but decreased by 0.1%, as a percentage of net revenues for the three month period ended March 31, 2005 as compared to the same period in 2004, primarily as a result of an increase in personnel and related costs within the marketing department.

General and administrative

General and administrative, or G & A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. G & A expenses decreased $428,000, or 4% as a percentage of net revenues for the three month period ended March 31, 2005 as compared to the same period in 2004 as a result of lower stock option compensation expense offset in part by other incentive compensation.

Restructuring charges

Restructuring charges consist of adjustments made to true up final payments from restructurings made in previous periods. Restructuring charges increased $240,000, or 2% as a percentage of net revenues for the three month period ended March 31, 2005 as compared to the same period in 2004, primarily due to the effect of fluctuations in exchange rates on currencies in which remaining liabilities are denominated.

Amortization of other intangible assets

Amortization expense was $115,000 and $150,000 for the three month period ended March 31, 2005 and 2004, respectively. Amortization expense in the first quarter of 2005 related solely to the acquisition of Librados, Inc. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life from two years to five years.

Interest income (expense) and other, net

Interest income and other, net was $66,000 and $49,000 for the three month period ended March 31, 2005 and 2004, respectively. Cash balances were $2.3 million higher at March 31, 2005 than comparable balances at March 31, 2004 and money market interest rates were slightly higher during the three month period ended March 31, 2005, as compared to the same period in 2004.

Foreign currency transaction gains (losses)

For the three month period ended March 31, 2005, we recorded a transaction gain of $71,000 and for the same period in 2004, a transaction loss of $572,000. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British pound (Pound) and the Euro. For the three month periods ended March 31, 2005 and 2004, the relationship of the Shekel to the USD, the Pound and the Euro was as follows:

	Three months ended March 31,
	2005	2004
USD % Change	0.8%	3.9%
Pound % Change	-1.7%	6.7%
Euro % Change	-4.6%	0.8%

Provision for income taxes

Income taxes recorded included primarily international taxes and U.S. state taxes. The income tax provision of $17,000 for the quarter ended March 31, 2005 includes an international tax provision of $13,000 and a U.S. state tax provision of $4,000. The income tax provision of $50,000 for the quarter ended March 31, 2004 is comprised of an international tax provision of $31, 000 and a U.S. state tax provision of $19,000. Our effective tax rate for the three month period ended March 31, 2005 and 2004 was 2% or less due to the consolidated tax loss position.

Disclosures about market risk

Disclosures about market risk can be found below, under Item 3—Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources

March 31, 2005
(in millions)
Cash and cash equivalents	$24.6
Short-term investments	0.2
Net cash provided by operating activities	5.1
Net cash used in investing activities	(0.3)
Net cash provided by financing activities	0.2

Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary public stock offerings and private preferred stock issuances, which aggregated net proceeds to us of approximately $72.5 million. The domestic and international economic events over the past three years have negatively impacted our ability to generate sufficient cash to offset our cash outflows. We have taken a number of measures to reverse this trend including restructuring our organization, reducing our operating expenses through the closing of excess facilities, subleasing excess facility space, and carefully monitoring our discretionary expenses. Our business has been and will be dependent upon the spending of our customers and their respective IT organizations.

During the three month period ended March 31, 2005, our aggregate cash and cash equivalents, and short-term investments increased from $19.8 million to $24.8 million. This increase was due primarily to collection of receivables of $7.4 million reduced by net payment of accounts payables, accrued liabilities and payroll of $2.1 million.

At March 31, 2005, we had working capital of $11.1 million. We believe that our current cash balance and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements and complete currently identified projects and planned objectives for at least the next 12 months.

        If our credit rating was to change materially, it could impact our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Contractual obligations

A table of our contractual obligations as of March 31, 2005 is included in Note 4 to Condensed Consolidated Financial Statements - Commitments and contingencies.

Off-balance sheet arrangements

As of March 31, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity.

Critical accounting policies

Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 22, 2005. As of the date of the filing of this Quarterly Report, we have not identified any critical accounting policies other than those discussed in our Annual Report for the year ended December 31, 2004.

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

Furthermore, our results of operations can also be materially adversely affected by changes in the inventory strategies of our resellers, which can occur rapidly and may not be related to end-user demand. As part of our continued strategy of selling through multiple distribution channels, we expect to continue using indirect distribution channels, particularly value-added resellers and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total net revenues during 2005 and beyond, as a result of acquisitions or increased market penetration. Any material increase in our indirect sales as a percentage of revenues may adversely affect our average selling prices and gross margins due to lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively, qualified to provide timely and cost-effective customer support and service, or will continue to represent our products. If we are unable to recruit or retain important resellers or distributors or if they decrease their sales of our products, we may suffer a material adverse effect on our business, financial condition or results of operations.

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

We have limited experience in acquiring or making investments in companies, technologies or services. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make additional acquisitions in the future if we determine that an acquisition would further our corporate strategy. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards in our industry. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel from the acquired business. However, the key personnel of the acquired business may decide not to work for us. In addition we may not be successful in the integration of product lines and customers of an acquired company. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur, that it will not materially and adversely affect us or that any such acquisition will be successful in enhancing our business.

We are dependent upon our key management and employees for our future success and few of our key managers and employees are obligated to stay with us.

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

The markets for our products are intensely competitive and characterized by rapidly changing technology, evolving industry standards, consolidation amongst competitors, price erosion, changes in customers’ needs, and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our markets, and accordingly, the markets for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplaces including the proliferation of Microsoft Windows client server technology and the continued implementation of web-based access to corporate mainframe and mid-range computer systems. Our connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, BEA, Computer Associates International, Inc. and Sun Microsystems, Inc., as well as smaller networking software companies such as Jacada Ltd., Seagull Holding HV, and Hummingbird Ltd. We also face competition from makers of terminal emulation software such as Attachmate Corporation, and WRQ, Inc., who have recently announced their combination, and with respect to adapters, we face competition from iWay and Attunity Ltd.

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

Certain of our products incorporate software and other technologies developed and maintained by third parties. We license these technologies from third parties under agreements with a limited duration and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements or find suitable replacements, we would not be able to ship many of our products and our business would be materially harmed. For example, we have a license agreement with Dartcom Incorporated, renewable annually, for Power TCP Telnet and Power TCP VT320, which we use in our OnWeb product line. There can be no assurance that we would be able to replace the functionality provided by the third-party technologies currently offered in conjunction with our products if those technologies become unavailable to us or obsolete or incompatible with future versions of our products or market standards.

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

A small percentage of our net revenues have been derived from the sales of products that provide inter-networking applications for UNIX environments, including Linux and Solaris and are marketed primarily to the Fortune 1000 companies running UNIX platforms as their servers. As a result, sales of certain of our products would be negatively impacted by developments adverse to UNIX products or developments in the Open Source community based around Linux adverse to our own Linux-based products. In addition, our strategy of developing products based on the UNIX operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future UNIX developments by various companies including IBM, Hewlett-Packard and Sun. No agreement exists between developers of UNIX operating systems and us to provide pre-release access to future UNIX products. If we are unable to gain such access our ability to develop new products compatible with future UNIX product releases in a timely manner could be harmed.

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

We derived approximately 27% of our net revenues from sales outside of North America (United States and Canada) for each of the three month periods ended March 31, 2005 and 2004. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our sales offices and distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

Although our current business plan does not foresee the need for further financing activities to fund our operations for the foreseeable future, due to risks and uncertainties in the marketplace as well as a potential of pursuing further acquisitions, we may need to raise additional capital. If we issue additional stock to raise capital, current percentage ownership in NetManage would be diluted. If we raise capital through debt; our debt servicing costs will increase. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction.

As of April 21, 2005, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 2.2 million shares, or 24% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

Item 3—Quantitative and qualitative disclosures about market risk.

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

Foreign currency risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately ten foreign currencies worldwide, of which the most significant to our operations are the Euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. The net results of the transaction gains or losses appear in the line entitled foreign currency transaction gains (losses) in the Condensed Consolidated Statements of Operations. At the end of each period, the translation of Condensed Consolidated Balance Sheets from local currency to the group currency appear in the Condensed Consolidated Statements of Comprehensive Income under the foreign currency translation adjustments line.

The following table presents the potential impact on cash flow of changes in exchange rates as noted (in thousands):

	Cash flow impact on change in exchange rates
	Fair Value as of March 31, 2005	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1)	$8,929	$(716)	$(451)	$369	$529
Accounts payable (1)	(1,702)	156	98	(80)	(115)
Inter-company with U.S. (2)	(2,184)	527	332	(272)	(390)

(1)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.
(2)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of March 31, 2005 and that there is no change in rates between the various non U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gains (losses) in the Condensed Consolidated Statements of Operations.

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this filing, we performed an evaluation under the supervision and with the participation of NetManage’s management, including NetManage’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NetManage’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. An internal control system is designed to provide reasonable, but not absolute, assurance that the objectives of the control system are met, including, but not limited to, ensuring that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. Following that evaluation, NetManage’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that based on the evaluation, the design and operation of NetManage’s disclosure controls and procedures were effective at that time to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in internal controls.

There have been no changes in our internal controls during the most recent fiscal quarter covered by this report, or in any other factors that could affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect our internal control over financial reporting during NetManage’s most recent fiscal quarter covered by this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference from the information contained in our Form 10-K for the fiscal year ended December 31, 2004 under the caption “Legal Proceedings”.

In addition, the Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no repurchases of our common stock during the three month period ended March 31, 2005. In addition, we made no sales of unregistered securities during the three month period ended March 31, 2005.

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

NETMANAGE, INC. (Registrant)

DATE: May 2, 2005	By:	/s/ Michael R. Peckham
Michael R. Peckham Chief Financial Officer and Senior Vice President (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.