Form 10-Q
period 2005-06-30
NETMANAGE INC
filed 2005-08-04
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of registrant’s common stock outstanding as of August 1, 2005: 9,339,775

NetManage, Inc.

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$24,266	$19,570
Short-term investments	52	219
Accounts receivable, net of allowances of $749 and $883, respectively	6,248	15,780
Prepaid expenses and other current assets	1,388	2,608

Total current assets	31,954	38,177

Property and equipment, at cost:
Computer software and equipment	1,410	1,101
Furniture and fixtures	2,696	2,687
Leasehold improvements and other	638	988

	4,744	4,776
Less accumulated depreciation	(1,742)	(1,546)

Net property and equipment	3,002	3,230

Goodwill	3,667	3,667
Other intangibles, net	2,007	2,376
Other assets	59	384

Total assets	$40,689	$47,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,575	$2,763
Accrued liabilities	1,258	2,992
Accrued payroll and related expenses	2,263	3,612
Deferred revenue	13,188	17,517
Income taxes payable	1,421	1,433

Total current liabilities	19,705	28,317

Long-term liabilities:
Deferred revenue	1,100	1,757
Other long-term liabilities	706	786

Total long-term liabilities	1,806	2,543

Total liabilities	21,511	30,860

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value - Authorized - 1,000,000 shares. No shares issued and outstanding	—	—
Common stock, $0.01 par value - Authorized - 36,000,000 shares. Issued - 11,415,811 and 11,275,373 shares, respectively. Outstanding - 9,338,963 and 9,198,525 shares, respectively	114	113
Treasury stock, at cost - 2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	181,544	180,968
Accumulated deficit	(137,915)	(139,418)
Accumulated other comprehensive loss	(3,761)	(3,885)

Total stockholders’ equity	19,178	16,974

Total liabilities and stockholders’ equity	$40,689	$47,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
License fees	$3,807	$3,967	$9,129	$8,757
Services	6,856	7,029	13,658	14,119

Total net revenues	10,663	10,996	22,787	22,876

Cost of revenues:
License fees	292	350	618	746
Services	808	883	1,646	1,797
Amortization of developed technology	70	334	140	587

Total cost of revenues	1,170	1,567	2,404	3,130

Gross margin	9,493	9,429	20,383	19,746

Operating expenses:
Research and development	1,793	1,740	3,730	3,525
Sales and marketing	5,280	5,200	10,919	10,741
General and administrative	2,150	2,194	4,588	5,060
Restructuring charges	(165)	29	(92)	(138)
Amortization of intangible assets	115	149	230	299

Total operating expenses	9,173	9,312	19,375	19,487

Income from operations	320	117	1,008	259
Interest income (expense) and other, net	196	(17)	262	32
Gain on sale of investments	33	—	33	—
Foreign currency transaction gains (losses)	(246)	213	(175)	(359)

Income (loss) before income taxes	303	313	1,128	(68)
Provision (benefit) for income taxes	(392)	56	(375)	106

Net income (loss)	$695	$257	$1,503	$(174)

Net income (loss) per share:
Basic	$0.07	$0.03	$0.16	$(0.02)
Diluted	$0.07	$0.03	$0.15	$(0.02)
Weighted average common shares:
Basic	9,301	8,868	9,261	8,817
Diluted	9,705	9,469	9,705	8,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$695	$257	$1,503	$(174)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(38)	(87)	(46)	(41)
Foreign currency translation adjustments, net	268	(267)	170	215

Total comprehensive income (loss)	$925	$(97)	$1,627	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,503	$(174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	954	1,413
Loss on disposal of property, plant and equipment	16	10
Provision for doubtful accounts and returns	186	171
Stock compensation expense	24	531
Gain on sale of investments	(33)	—
Changes in operating assets and liabilities:
Accounts receivable	8,958	4,909
Prepaid expenses and other current assets	1,061	20
Other assets	246	(30)
Accounts payable	(1,115)	(423)
Accrued liabilities, payroll and payroll-related expenses	(2,772)	(3,139)
Deferred revenue	(4,517)	(1,894)
Income taxes payable	(3)	153
Other long-term liabilities	(67)	25

Net cash provided by operating activities	4,441	1,572

Cash flows from investing activities:
Purchases of short-term investments	(5)	(26)
Proceeds from sales and maturities of short-term investments	176	30
Purchases of property and equipment	(428)	(530)
Acquisition related costs	(58)	—

Net cash used in investing activities	(315)	(526)

Cash flows from financing activities:
Proceeds from sale of common stock	611	803

Net cash provided by financing activities	611	803

Effect of exchange rate changes on cash	(41)	55

Net increase in cash and cash equivalents	4,696	1,904
Cash and cash equivalents, beginning of period	19,570	20,160

Cash and cash equivalents, end of period	$24,266	$22,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial data

The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2005 could differ materially from those reported in this quarterly report on Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. The financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”).

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

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three and six month periods ended June 30, 2005 and 2004.

Total comprehensive income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gains or losses and unrealized gains or losses on marketable securities.

Short-term investments

The Company accounts for its investments under the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of tax, reported in the condensed consolidated balance sheet as “Accumulated other comprehensive loss”. Held to maturity securities are valued using the amortized cost method. At June 30, 2005 and December 31, 2004, the fair value of the time deposit investments, which have original maturities in excess of 90 days, approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments. The carrying value of the Company’s short-term investments by major security type consisted of the following as of June 30, 2005 and December 31, 2004 (in thousands):

Description	June 30, 2005	December 31, 2004
Time deposits	$52	$142
KANA Software, Inc.	—	77

	$52	$219

The Company sold its minority interest of less than 1% in KANA Software Inc., a publicly traded company, in the quarter ended June 30, 2005.

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

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives ranging from two to five years. The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	June 30, 2005	December 31, 2004
Carrying amount of:
Developed technology	$1,400	$1,400
Employment contracts	800	800
Trade names	300	300

Gross carrying amount of other intangibles	2,500	2,500
Less accumulated amortization:
Developed technology	(187)	(47)
Employment contracts	(266)	(67)
Trade names	(40)	(10)

Net carrying amount of other intangibles	$2,007	$2,376

The carrying amount and accumulated amortization as of June 30, 2005 and December 31, 2004 have been adjusted to exclude intangibles that were fully amortized as of December 31, 2004.

The remaining net carrying amount of other intangibles is scheduled to be amortized as follows (in thousands):

Year	Amortization Expense
Remainder of 2005	$371
2006	673
2007	340
2008	340
2009	283

$2,007

The aggregate amortization expense for the three and six month periods ended June 30, 2005 was $0.2 million and $0.4 million, respectively. The aggregate amortization expense for the three and six month periods ended June 30, 2004 was $0.5 million and $0.9 million, respectively.

Accrued liabilities

Accrued liabilities at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

Description	June 30, 2005	December 31, 2004
Current restructuring (see Note 3)	$58	$302
Other accruals	1,200	2,690

Total accrued liabilities	$1,258	$2,992

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

Long-term liabilities

Long-term liabilities at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

Description	June 30, 2005	December 31, 2004
Long-term restructuring (see Note 3)	$355	$394
Long-term other	351	392
Long-term deferred revenue	1,100	1,757

Total long-term liabilities	$1,806	$2,543

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. There were no customers that accounted for 10% or more of consolidated net revenues in the three and six month periods ended June 30, 2005 and 2004.

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

For the three and six month periods ended June 30, 2005 and 2004, potentially dilutive securities, consisting of applicable stock options, are as shown in the following table. In those periods in which a net loss was recorded, the potentially dilutive securities were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Potentially dilutive shares	404,022	601,818	444,245	530,307

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$695	$257	$1,503	$(174)

Shares used to compute basic net income (loss) per share	9,301	8,868	9,261	8,817
Potentially dilutive shares used to compute net income per share on a diluted basis	404	601	444	—

Shares used to compute diluted net income (loss) per share	9,705	9,469	9,705	8,817
Net income (loss) per share:
Basic	$0.07	$0.03	$0.16	$(0.02)
Diluted	$0.07	$0.03	$0.15	$(0.02)

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

As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s condensed consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance, or the allowance in a period changes, the amount recognized as a provision for income taxes in the Condensed Consolidated Statements of Operations could change. The income tax benefit of $392,000 for the quarter ended June 30, 2005 resulted from a tax refund in Germany of $457,000 and an international tax provision of $65,000. The income tax provision of $56,000 for the quarter ended June 30, 2004 includes an international tax expense of $46,000 and a U.S. state tax expense of $10,000. The income tax benefit of $375,000 for the six month period ended June 30, 2005 includes the tax refund in Germany of $457,000, an international tax provision of $78,000 and a U.S. state tax provision of $4,000. The income tax provision of $106,000 for the six months ended June 30, 2004 consists of an international tax expense of $78,000 and a U.S. state tax expense of $28,000.

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

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the method of accounting prescribed in APB Opinion No. 25 and, as a result, must provide pro forma disclosures of net income (loss) and net income (loss) per share and other disclosures as if the fair value based method of accounting had been applied. Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$695	$257	$1,503	$(174)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(250)	(192)	(499)	(431)

Pro forma net income (loss)	$445	$65	$1,004	$(605)

Weighted average common shares:
Basic	9,221	8,868	9,301	8,817
Diluted	9,705	9,469	9,705	8,817
Basic income (loss) per share, as reported	$0.07	$0.03	$0.16	$(0.02)
Diluted income (loss) per share, as reported	$0.07	$0.03	$0.15	$(0.02)
Basic income (loss) per share, pro forma	$0.05	$0.01	$0.11	$(0.07)
Diluted income (loss) per share, pro forma	$0.05	$0.01	$0.10	$(0.07)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable periods:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Volatility	37.80%	78.26%	38.32%	89.59%
Risk-free interest rate	3.64-3.83%	2.98-3.27%	3.56-4.04%	2.63-3.27%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	3 - 4 months beyond vest date	3 - 4 months beyond vest date	3 - 4 months beyond vest date	3 - 4 months beyond vest date

Revenue recognition

The Company derives revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software maintenance and consulting. The Company licenses its software products on a perpetual basis and on a term basis. The term based arrangements are primarily for a period of 12 months. The Company also licenses its software in both source code and object code format. The Company applies the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

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

Product is sold, without the right of return, except for distributor inventory rotation of old or excess product. Certain of the Company’s sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the distributor sells the merchandise. The Company recognizes sales to international distributors upon shipment, provided all other revenue recognition criteria have been met. The Company gives rebates to customers on a limited basis. These rebates are presented in its Condensed Consolidated Statement of Operations as a reduction of revenue.

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

For arrangements with multiple elements (for example, software and undelivered maintenance and support), the Company allocates revenue to each element of the arrangement using the residual value method based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. This means that revenue from the arrangement equivalent to the fair value of the undelivered elements is deferred until such elements are delivered. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewal maintenance contracts to other customers or upon maintenance renewal rates quoted in the sales contracts. Fair value of services, such as training or consulting, is based upon separate sales by the Company of these services to other customers. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Service revenues are derived from providing the Company’s customers with software updates for existing software products, user documentation, and technical support under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE of fair value is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and collection is deemed probable. To date, consulting revenue has not been significant.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period which is usually the vesting period.

        The Company has not yet quantified the effects of the adoption of SFAS 123R, but anticipates that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) are disclosed above. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

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

3. Restructuring of operations

On January 31, 2003, the Company announced a restructuring of its operations in response to the sluggish North American and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses and, as part of the restructuring, reduced its workforce in excess of 30%.

The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $2.9 million, which is expected to be funded from operations and existing cash balances. As of June 30, 2005, the Company had incurred net costs totaling $2.9 million related to the restructuring, which required $2.8 million in cash expenditures. The remaining reserve related to this restructuring of $71,000 is included in accrued liabilities and long-term liabilities as of June 30, 2005.

The following table lists the components of the January 2003 restructuring reserve for the six month period ended June 30, 2005 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2004	$205	$82	$287
Reserve utilized in six months ended June 30, 2005	(205)	(11)	(216)

Balance at June 30, 2005	$—	$71	$71

On August 8, 2002, the Company announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, the Company reduced its workforce by approximately 26%. As of June 30, 2005, the Company has recorded a total restructuring expense, net of adjustments, of $3.3 million. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $3.0 million, which is expected to be funded from internal operations and existing cash balances. As of June 30, 2005, $3.0 million was paid, leaving a remaining restructuring liability of $3,000 that is included in accrued liabilities.

The following table lists the components of the August 2002 restructuring reserve for the six month period ended June 30, 2005 (in thousands):

Excess Facilities
Balance at December 31, 2004	$40
Net change in estimate recorded in restructuring expense	9
Reserve utilized in six months ended June 30, 2005	(46)

Balance at June 30, 2005	$3

        In August 1998, following the acquisition of FTP Software Inc. (FTP), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. The remaining reserve related to this restructuring at June 30, 2005 of $339,000 is included in accrued liabilities and long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the six month period ended June 30, 2005 (in thousands):

Excess Facilities
Balance at December 31, 2004	$369
Change in estimate recorded in restructuring expense	87
Reserve utilized in six months ended June 30, 2005	(117)

Balance at June 30, 2005	$339

4. Commitments and contingencies

Legal proceedings

On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company and its affiliates Network Software Associates, Inc., or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. This action was previously reported in the “Legal Proceedings” section of the Company’s quarterly report Form 10-Q for the period ended March 31, 2005 (incorporated herein by reference). On July 20, 2005, in response to a motion filed jointly by all defendants, the court dismissed Relator’s claims without prejudice. The dismissal was based on Relator’s inability to retain substitute counsel within the timeframe specified by the Court.

The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company does not have any capital leases. As of June 30, 2005, future minimum rental and lease payments, net of any sublease income, under non-cancelable operating leases are as follows:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	12 months or less	13 to 24 months	25 to 36 months	More than 36 months
Operating leases	$11,817	$2,310	$2,124	$2,096	$5,287

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

5. Related party transactions

        On May 28, 2003, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison will receive compensation in consideration for consultancy and advisory services he is providing the Company over a two-year period. The terms of the agreement required the Company to pay Dr. Harrison a fixed fee of $138,000 per year, and a one time grant to Dr. Harrison of an option to purchase 150,000 shares, inclusive of 3,200 shares Dr. Harrison was eligible to receive under the 1993 Directors Plan for 2003 and 2004 and 146,800 shares from the 1999 Plan, at an exercise price of $1.92 per share (which represents the quoted market price of the stock at the date of grant). The option vested on a monthly basis over the two-year term of the agreement. The option expires five years from the date of issuance. The fair value of the 146,800 options from the 1999 Plan was determined using the Black-Scholes option pricing model with the following assumptions: stock price $2.95-$9.65; no dividends; risk free interest rate of 2.00%-3.72%; volatility of 38%-99%; and a contractual life of five years. The fair value of the option is subject to change over the vesting period of the option based on changes in the underlying assumptions (variable award accounting). For the three month period ended June 30, 2005, the Company recorded a credit of $1,000 to compensation expense under this agreement and for the six months ended June 30, 2005, the Company has recorded $24,000 in compensation expense under this agreement based on an aggregate option fair value of $687,000. For the three months ended June 30, 2004, the Company recorded a credit of $15,000 to compensation expense under this agreement and for the six months ended June 30, 2004, the Company recorded $531,000 in compensation expense under this agreement. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003. For the six month period ended June 30, 2005, the Company recorded total aggregate cash and non-cash compensation of $82,000 related to this arrangement under General and Administrative expense in the Condensed Consolidated Statements of Operations. The contract with Dr. Harrison expired on May 28, 2005.

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

Four important industry trends have strong influences on our business strategy:

1.	the adoption of electronic commerce by major corporations worldwide and the increasing acceptance of these approaches in mid-sized companies;
2.	the continuing development of the Internet, intranets and extranets for delivery of mission-critical business applications in large and mid-sized companies;
3.	the desire on the part of corporations to make business processes and information broadly accessible internally and externally to their employees and business partners; and
4.	the continued mobilization of users of personal computers and the proliferation of wireless and handheld devices requiring corporate system access on a global basis.

The growth of the Internet has also been matched by an increase in the use of mobile computing allowing users to access a company’s computer systems from remote locations within the confines of an organization’s security and access-control policies. As the Internet continues to grow, the number of different communication and inter-networking options required by major corporations to support their businesses is also increasing. The number and type of mobile computing and communication devices now includes wireless handheld devices, personal digital assistants (PDAs) and Internet and Web-enabled cellular phones and smartphones. We anticipate that these trends will continue to accelerate over the next several years.

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

The market is also made up of a number of products that allow organizations to reduce costs or increase revenue by allowing them, or their business partners, to interact via the Internet with corporate business applications that are the backbone of their business processes. A primary example of this kind of solution is found in self-service call center applications. Companies are building solutions that allow customers to determine order status over the Internet without involving a customer support representative. This approach simultaneously minimizes staffing costs and improves customer service. Our products assist our customers in building solutions that quickly transform corporate applications into Web-based solutions.

Application of critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements which have been prepared in conformity with generally accepted accounting principles in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes other critical accounting policies used in preparing our condensed consolidated financial statements:

Revenue Recognition: We derive revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software maintenance and consulting. We license our software products both on a perpetual basis and on a term basis. Our term based arrangements are primarily for a period of 12 months. We also license our software in both source code and object code format. We apply the provisions of the AICPA Statement of Position 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

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

For arrangements with multiple elements (for example, software and undelivered maintenance and support), we allocate revenue to each element of the arrangement using the residual value method based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. This means that revenue from the arrangement equivalent to the fair value of the undelivered elements is deferred until such elements are delivered. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewal maintenance contracts to other customers or upon maintenance renewal rates quoted in the sales contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

Allowance for doubtful accounts, sales returns and rebates: In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. We analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $6.2 million and $15.8 million, net of our allowance for doubtful accounts, sales returns, and rebate reserves of $0.7 million and $0.9 million as of June 30, 2005 and December 31, 2004, respectively.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves balance was $0.4 million and $0.7 million as of June 30, 2005 and December 31, 2004, respectively.

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

Our net revenues for the three and six month periods ended June 30, 2005 declined approximately 3% and less than 1%, respectively from the comparative periods in the prior year. We believe this in large part is related to the cautious IT spending environment, primarily in North America. This was offset in part by revenues from the sale of our new Librados adapter products. We acquired Librados, Inc. on October 22, 2004.

Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Our operating expense levels are based, in part, on our expectation of future revenues and, to a large extent, are fixed. Our operating expenses, excluding restructuring charges for the three and six month periods ended June 30, 2005, increased less than 1% and decreased less than 1% respectively from the comparative periods in the prior year, and may fluctuate as a percentage of net revenues on a quarterly basis.

NetManage has recorded a number of restructuring charges in the past, designed to re-align our core business functions, improve operating efficiencies and reduce costs, as described in Note 3 to Condensed Consolidated Financial Statements – Restructuring of operations.

Three months ended June 30, 2005 compared to June 30, 2004 (in thousands):

	Three months ended June 30,
	2005	2004	Change
Net revenues
License fees	$3,807	$3,967	$(160)	-4%
Services	6,856	7,029	(173)	-2%

Total net revenues	10,663	10,996	(333)	-3%
As a percentage of net revenues:
License fees	35.7%	36.1%
Services	64.3%	63.9%

Total net revenues	100.0%	100.0%
Gross margin-license fees	$3,515	$3,617	$(102)	-3%
Gross margin-services	6,048	6,146	(98)	-2%
Gross margin-amortization of developed technology	(70)	(334)	264	-79%

Total gross margin	$9,493	$9,429	$64	1%
As a percentage of net revenues:
Gross margin-license fees	33.0%	32.9%
Gross margin-services	56.7%	55.9%
Gross margin-amortization of developed technology	-0.7%	-3.0%

Total gross margin	89.0%	85.8%
Research and development	$1,793	$1,740	$53	3%
As a percentage of net revenues:	16.8%	15.8%
Sales and marketing	$5,280	$5,200	$80	2%
As a percentage of net revenues:	49.5%	47.3%
General and administrative	$2,150	$2,194	$(44)	-2%
As a percentage of net revenues:	20.2%	20.0%
Restructuring charge, net	$(165)	$29	$(194)	-669%
As a percentage of net revenues:	-1.5%	0.3%
Amortization of intangibles	$115	$149	$(34)	-23%
As a percentage of net revenues:	1.1%	1.4%
Interest income (expense) and other, net	$196	$(17)	$213	-1,253%
As a percentage of net revenues:	1.8%	-0.2%
Gain on sale of investments	$33	$—	$—	—%
As a percentage of net revenues:	0.3%	—%
Foreign currency transaction gains (losses)	$(246)	$213	$(459)	-215%
As a percentage of net revenues:	-2.3%	1.9%
Provision (benefit) for income taxes	$(392)	$56	$(448)	-800%
As a percentage of net revenues:	N/A (1)	N/A (1)
Net income (loss)	$695	$257	$438	170%
As a percentage of net revenues:	6.5%	2.3%

(1)	The effective tax rate for the three month period ended June 30, 2005 and 2004 was 2% or less due to the consolidated tax loss position, and a tax refund received in the second quarter of 2005.

[Additional columns below]

Six months ended June 30, 2005 compared to June 30, 2004 (in thousands):

	Six months ended June 30,
	2005	2004	Change
Net revenues
License fees	$9,129	$8,757	$372	4%
Services	13,658	14,119	(461)	-3%

Total net revenues	22,787	22,876	(89)	-1%
As a percentage of net revenues:
License fees	40.1%	38.3%
Services	59.9%	61.7%

Total net revenues	100.0%	100.0%
Gross margin-license fees	$8,511	$8,011	$500	6%
Gross margin-services	12,012	12,322	(310)	-3%
Gross margin-amortization of developed technology	(140)	(587)	447	-76%

Total gross margin	$20,383	$19,746	$637	3%
As a percentage of net revenues:
Gross margin-license fees	37.4%	35.0%
Gross margin-services	52.7%	53.9%
Gross margin-amortization of developed technology	-0.6%	-2.6%

Total gross margin	89.5%	86.3%
Research and development	$3,730	$3,525	$205	6%
As a percentage of net revenues:	16.4%	15.4%
Sales and marketing	$10,919	$10,741	$178	2%
As a percentage of net revenues:	47.9%	47.0%
General and administrative	$4,588	$5,060	$(472)	-9%
As a percentage of net revenues:	20.1%	22.1%
Restructuring charge, net	$(92)	$(138)	$46	-33%
As a percentage of net revenues:	-0.4%	-0.6%
Amortization of intangibles	$230	$299	$(69)	-23%
As a percentage of net revenues:	1.0%	1.3%
Interest income (expense) and other, net	$262	$32	$230	719%
As a percentage of net revenues:	1.1%	0.1%
Gain on sale of investments	$33	$—	$33	—%
As a percentage of net revenues:	0.1%	—%
Foreign currency transaction gains (losses)	$(175)	$(359)	$184	-51%
As a percentage of net revenues:	-0.8%	-1.6%
Provision (benefit) for income taxes	$(375)	$106	$(481)	-454%
As a percentage of net revenues:	N/A (1)	N/A (1)
Net income (loss)	$1,503	$(174)	$1,677	-964%
As a percentage of net revenues:	6.6%	-0.8%

(1)	The effective tax rate for the three month period ended June 30, 2005 and 2004 was 2% or less due to the consolidated tax loss position, and a tax refund received in the second quarter of 2005.

Net revenues

Net revenues decreased 3% for the three months ended June 30, 2005 as compared to the same period in 2004. The decrease in net revenues resulted from a decrease in license fees of $160,000, or 4% and a decline in services revenues of $173,000, or 2%. License fees represented 36% of our net revenues in each of the second quarters of 2005 and 2004. The decrease in our license fees for the three months ended June 30, 2005 was primarily the result of fewer license transactions in North America which we believe relates to the cautious IT spending environment offset in part by the inclusion of sales of our new Librados adapter products.

        Our net revenues for the six month period ended June 30, 2005 were down 1% compared to the same period ended June 30, 2004 Services revenues declined $461,000, or 3% during that period and were offset in part by an increase in license fees of $372,000, or 4%. License fees represented 40% of our net revenues in the six months ended June 30, 2005 compared to 38% of net revenues in the comparative period in 2004. The increase in our license fees for the six months ended June 30, 2005 was the result of the inclusion of sales of our new Librados adapter products. Librados was acquired on October 22, 2004.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were 31% and 27% for the three months ended June 30, 2005 and 2004, respectively and were 29% and 27% for each of the six months ended June 30, 2005 and 2004, respectively.

There were no customers that accounted for more than 10% of consolidated revenues in each of the three and six month periods ended June 30, 2005 and 2004.

Gross margin

Gross margin increased $64,000, or 1% for the three month period ended June 30, 2005 and increased $637,000, or 3% for the six month period ended June 30, 2005 as compared to the same periods in 2004, primarily because of the reduction in amortization expense related to developed technology and license and services cost of revenues offset in part by the decrease in net revenues.

Gross margin for license fees as a percentage of net revenues was 33% for the three month period ended June 30, 2005 and 2004, and increased to 37% for the six month period ended June 30, 2005 from 35% for the same period in 2004 primarily due to the reduction in costs and the increase in license fees for the six months ended June 30, 2005. The gross margin for services increased to 57% of net revenues for the three month period ended June 30, 2005 from 56% for the same period in 2004, and decreased to 53% of net revenues for the six month period ended June 30, 2005 from 54% for the same period in 2004 due to the reduction in services revenues of 3% offset in part by a reduction in related services costs.

Gross margin for license fees as a percentage of license fees increased to 92% from 91% and to 93% from 91% for the three and six month periods ended June 30, 2005 and 2004, respectively. The increase of 1% for the three month period ended June 30, 2005 is a result of lower cost of revenues for license fees offset in part by reduced license fees. For the six month period ended June 30, 2005, the increase of 2% is a result of both higher license fees and reduced cost of revenues for license fees.

Gross margin for services as a percentage of services revenues increased to 88% from 87% for both the three and six month periods ended June 30, 2005 and 2004, respectively. The increase of 1% for both the three and six month periods ended June 30, 2005 is a result of both a reduction in services revenues and reduced cost of revenues for services.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R & D expenses increased $53,000, or 3% and increased $205,000, or 6% for the three and six month periods ended June 30, 2005, respectively as compared to the same periods in 2004. The increase in R & D expenses is primarily a result of additional costs related to the Librados adapter product line.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in the six month periods ended June 30, 2005 or 2004.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, salaries of marketing personnel, advertising and promotional expenses, and occupancy and related costs. Sales and marketing expenses increased $80,000, or 2% and increased $178,000, or 2%, for the three and six month periods ended June 30, 2005, respectively as compared to the same periods in 2004. The increase in sales and marketing expenses is primarily a result of an increase in personnel and related costs associated with the Librados adapter product line and higher trade show and public relations expenses.

General and administrative

General and administrative, or G & A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. G & A expenses decreased $44,000, or 2% and decreased $472,000, or 9% for the three and six month periods ended June 30, 2005, respectively as compared to the same periods in 2004 as a result of lower stock option compensation expense and occupancy costs.

Restructuring charges

Restructuring charges consist of adjustments made to restructuring accruals made in previous periods. Restructuring charges decreased $194,000, and increased $46,000, for the three and six month periods ended June 30, 2005, respectively as compared to the same periods in 2004. These changes in restructuring charges related primarily to the reversal in the quarter ended June 30, 2005 of a severance reserve which management determined was no longer needed and the effect of fluctuations in exchange rates on currencies in which remaining liabilities are denominated.

Amortization of other intangible assets

Amortization expense was $115,000 and $149,000 for the three month periods ended June 30, 2005 and 2004, respectively and $230,000 and $299,000 for the six month periods ended June 30, 2005 and 2004, respectively. Amortization expense in the first half of 2005 related solely to the acquisition of Librados. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life from two years to five years.

Interest income (expense) and other, net

Interest income (expense) and other, net was $196,000 and $(17,000) for the three month periods ended June 30, 2005 and 2004, respectively and $262,000 and $32,000 for the six month periods ended June 30, 2005 and 2004, respectively. During the three month period ended June 30, 2005 we received interest of $112,000 associated with a refund of taxes paid in Germany. The interest income was not previously recorded as receipt was not certain and therefore the full benefit was recorded in the quarter ended June 30, 2005. Cash balances were $2.2 million higher at June 30, 2005 than comparable balances at June 30, 2004 and money market interest rates were slightly higher during the six month period ended June 30, 2005, as compared to the same period in 2004.

Foreign currency transaction gains (losses)

Foreign currency transaction gains (losses) were $(246,000) and $213,000 for the three month periods ended June 30, 2005 and 2004, respectively and were $(175,000) and $(359,000) for the six month periods ended June 30, 2005 and 2004, respectively. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British pound (Pound) and the Euro. For the three and six month periods ended June 30, 2005 and 2004, the relationship of the Shekel to the USD, the Pound and the Euro was as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
USD % Change	4.5%	-0.8%	5.4%	3.1%
Pound % Change	0.4%	-1.9%	-1.3%	4.7%
Euro % Change	-2.4%	-1.6%	-6.8%	-0.8%

Provision for income taxes

Income taxes recorded include primarily international taxes and U.S. state taxes. The income tax benefit of $392,000 for the quarter ended June 30, 2005 resulted primarily from a tax refund in Germany of $457,000 and an international tax provision of $65,000. The income tax provision of $56,000 for the quarter ended June 30, 2004 includes an international tax expense of $46,000 and a U.S. state tax expense of $10,000. The income tax benefit of $375,000 for the six month period ended June 30, 2005 includes the tax refund in Germany of $457,000, an international tax provision of $78,000 and a U.S. state tax provision of $4,000. The income tax provision of $106,000 for the six months ended June 30, 2004 consists of an international tax expense of $78,000 and a U.S. state tax expense of $28,000. Our effective tax rate for the three and six month periods ended June 30, 2005 and 2004 was 2% or less due to the consolidated tax loss position, and the tax refund in Germany received in the second quarter of 2005.

Disclosures about market risk

Disclosures about market risk can be found below, under Item 3—Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources

June 30, 2005
(in millions)
Cash and cash equivalents	$24.3
Short-term investments	0.1
Net cash provided by operating activities	4.4
Net cash used in investing activities	(0.3)
Net cash provided by financing activities	0.6

Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary public stock offerings and private preferred stock issuances, which aggregated net proceeds to us of approximately $72.5 million. Over the past several years, domestic and international economic events have negatively impacted our ability to generate sufficient cash to offset our cash outflows. We have taken a number of measures to reverse this trend including restructuring our organization, reducing our operating expenses through the closing of excess facilities, subleasing excess facility space, and carefully monitoring our discretionary expenses. Our business has been and will be dependent upon the spending of our customers and their respective IT organizations.

During the six month period ended June 30, 2005, our aggregate cash and cash equivalents, and short-term investments increased from $19.8 million to $24.3 million. This increase was due primarily to collection of receivables of $9.0 million reduced by purchases of property and equipment, and the net reduction of accounts payables, accrued liabilities and payroll of $4.3 million.

At June 30, 2005, we had working capital of $12.2 million. We believe that our current cash balance and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements and complete currently identified projects and planned objectives for at least the next 12 months.

If our credit rating was to change materially, it could impact our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Contractual obligations

A table of our contractual obligations as of June 30, 2005 is included in Note 4 to Condensed Consolidated Financial Statements—Commitments and contingencies.

Off-balance sheet arrangements

As of June 30, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity.

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

        We have undertaken restructurings of our operations in the past. These restructuring plans involved reductions in our worldwide workforce and the consolidation of certain of our sales, customer support, and research and development operations. We have also had to write-down assets as part of the restructuring effort that lowered our operating results. These restructuring plans may not be successful and may not improve future operating results. We may also be required to implement additional restructuring plans in the future.

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

The markets for our products are intensely competitive and characterized by rapidly changing technology, evolving industry standards, consolidation amongst competitors, price erosion, changes in customers’ needs, and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our markets, and accordingly, the markets for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplaces including the proliferation of Microsoft Windows client server technology and the continued implementation of web-based access to corporate mainframe and mid-range computer systems. Our connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, BEA, Computer Associates International, Inc. and Sun Microsystems, Inc., as well as smaller networking software companies such as Jacada Ltd., and Seagull Holding HV. We also face competition from makers of terminal emulation software such as AttachmateWRQ, and with respect to adapter products, we face competition from iWay Software and Attunity Ltd.

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

Furthermore, our competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of our products. These developments may adversely affect sales of our products either by directly affecting customer-purchasing decisions or by causing potential customers to delay their purchases of our products. We have connectivity and integration products which are similar to some products marketed by Microsoft. Microsoft is expected to increase development of such products, especially in the enterprise integration and application connectivity markets, which could have a material adverse effect on our business, financial condition or results of operations. In addition, the enterprise integration and connectivity markets are going through and are expected to continue to go through a period of consolidation, merger and acquisition. Consolidation of the integration and connectivity market could have a material adverse effect on our business, financial condition or results of operations.

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

We derived approximately 31% and 27% of our net revenues from sales outside of North America (United States and Canada) for each of the three month periods ended June 30, 2005 and 2004, respectively. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our sales offices and distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

The terrorist attacks in the United States, the United States response to these attacks, the current instability in Iraq, and the related impact in consumer confidence and economic weakness have had an adverse impact on our operations. Any escalation in these events or similar future events may disrupt our operations or those of our customers. These events have had and may continue to have an adverse impact on the United States and world economies in general and consumer confidence and spending in particular, which has and could continue to harm our sales. Any of these events could increase volatility in the United States and worldwide financial markets and economies, which could harm our stock price and may limit the capital resources available to us and our customers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock and on the future price of our common stock.

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

As of August 1, 2005, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 2.1 million shares, or 22% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

Standards for compliance with section 404 of the Sarbanes-Oxley Act of 2002 are complex, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. The standards that must be met for management to assess the internal controls over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

Item 3 — Quantitative and qualitative disclosures about market risk.

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

Foreign currency risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately six foreign currencies worldwide, of which the most significant to our operations are the Euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. The net results of the transaction gains or losses appear in the line entitled foreign currency transaction gains (losses) in the Condensed Consolidated Statements of Operations. At the end of each period, the translation of Condensed Consolidated Balance Sheets from local currency to the group currency appear in the Condensed Consolidated Statements of Comprehensive Income (Loss) under the foreign currency translation adjustments line.

The following table presents the potential impact on cash flow of changes in exchange rates as noted (in thousands):

	Cash flow impact on change in exchange rates
	Fair Value as of June 30, 2005	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable(1)	$6,997	$(590)	$(371)	$304	$436
Accounts payable(1)	(1,575)	154	97	(79)	(114)
Inter-company with U.S.(2)	(2,727)	650	409	(335)	(480)

(1)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.
(2)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of June 30, 2005 and that there is no change in rates between the various non U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gains (losses) in the Condensed Consolidated Statements of Operations.

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this filing, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. An internal control system is designed to provide reasonable, but not absolute, assurance that the objectives of the control system are met, including, but not limited to, ensuring that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. Following that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that based on the evaluation, the design and operation of the Company’s disclosure controls and procedures were effective at that time to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in internal controls.

There have been no changes in our internal controls during the most recent fiscal quarter covered by this report, or in any other factors that could affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect our internal control over financial reporting during our most recent fiscal quarter covered by this report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 22, 1999, Kenneth Fisher filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company and its affiliates Network Software Associates, Inc., or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. This action was previously reported in the “Legal Proceedings” section of the Company’s quarterly report Form 10-Q for the period ended March 31, 2005 (incorporated herein by reference). On July 20, 2005, in response to a motion filed jointly by all defendants, the court dismissed Relator’s claims without prejudice. The dismissal was based on Relator’s inability to retain substitute counsel within the timeframe specified by the Court.

In addition, the Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no repurchases of our common stock during the three month period ended June 30, 2005. In addition, we made no sales of unregistered securities during the three month period ended June 30, 2005.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

NetManage’s 2005 Annual Meeting of Stockholders was held at our offices at 20883 Stevens Creek Boulevard, Cupertino, California on Wednesday, June 15, 2005 at 9:00 a.m. Pacific Daylight Time, for the following purposes:

1.	To elect two directors to hold office until the Annual Meeting of Stockholders in the year 2008;

2.	To ratify the selection of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2005;

3.	To approve an amendment to our 1999 Non-statutory Stock Option Plan (the “1999 Plan”) to increase the number of shares reserved for issuance under the 1999 Plan by 300,000 shares and the extension of the term of the 1999 Plan to October 25, 2015, and

4.	To conduct such other business as may properly come before the meeting or any adjournment or postponement thereof.

Stockholders of record at the close of business on April 18, 2005 were entitled to vote at the meeting.

a.	Regarding the vote for the election of directors, the following individuals received the number of votes indicated:

	For	Withheld
Mr. Uzia Galil	7,962,818	791,972
Mr. Darrell Miller	8,066,759	688,031

b.	Regarding the ratification of the selection of Deloitte & Touche LLP as our independent accountants, participating stockholders voted as follows:

For	Against	Abstain
8,708,895	38,862	7,032

c.	Regarding the amendment to our 1999 Non-statutory Stock Option Plan, participating stockholders voted as follows:

For	Against	Abstain
3,041,839	1,247,819	108,892

Item 5. Other Information

We file electronically with the SEC our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the 1934 Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http:// www.sec.gov.

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

NETMANAGE, INC. (Registrant)

DATE: August 4, 2005	By:	/s/ Michael R. Peckham
Michael R. Peckham
Chief Financial Officer and Senior Vice President (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.