Form 10-Q
period 2005-09-30
NETMANAGE INC
filed 2005-10-31
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of October 26, 2005: 9,343,217

NetManage, Inc.

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,664	$19,570
Short-term investments	11,467	219
Accounts receivable, net of allowances of $287 and $883, respectively	6,639	15,780
Prepaid expenses and other current assets	1,202	2,608

Total current assets	28,972	38,177

Property and equipment, at cost:
Computer software and equipment	1,528	1,101
Furniture and fixtures	2,775	2,687
Leasehold improvements and other	710	988

	5,013	4,776
Less accumulated depreciation	(2,101)	(1,546)

Net property and equipment	2,912	3,230

Goodwill	3,667	3,667
Other intangibles, net	1,779	2,376
Long-term investments	1,895	—
Other long-term assets	60	384

Total assets	$39,285	$47,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$986	$2,763
Accrued liabilities	1,341	2,992
Accrued payroll and related expenses	2,215	3,612
Deferred revenue	11,327	17,517
Income taxes payable	1,030	1,433

Total current liabilities	16,899	28,317

Long-term liabilities:
Deferred revenue	708	1,757
Other long-term liabilities	776	786

Total long-term liabilities	1,484	2,543

Total liabilities	18,383	30,860

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value-Authorized-1,000,000 shares. No shares issued and outstanding	—	—
Common stock, $0.01 par value-Authorized-36,000,000 shares. Issued-11,417,988 and 11,275,373 shares, respectively. Outstanding-9,341,140 and 9,198,525 shares, respectively	114	113
Treasury stock, at cost-2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	181,545	180,968
Accumulated deficit	(136,311)	(139,418)
Accumulated other comprehensive loss	(3,642)	(3,885)

Total stockholders’ equity	20,902	16,974

Total liabilities and stockholders’ equity	$39,285	$47,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues:
License fees	$3,614	$4,813	$12,743	$13,570
Services	6,334	6,820	19,992	20,939

Total net revenues	9,948	11,633	32,735	34,509

Cost of revenues:
License fees	237	369	855	1,115
Services	798	920	2,444	2,717
Amortization of developed technology	70	336	210	923

Total cost of revenues	1,105	1,625	3,509	4,755

Gross margin	8,843	10,008	29,226	29,754

Operating expenses:
Research and development	1,658	1,722	5,388	5,247
Sales and marketing	4,431	5,663	15,350	16,404
General and administrative	1,994	1,951	6,582	7,011
Restructuring charges	29	32	(63)	(106)
Amortization and impairment of intangible assets	158	150	388	449

Total operating expenses	8,270	9,518	27,645	29,005

Income from operations	573	490	1,581	749
Interest income and other, net	239	40	501	72
Gain on sale of investments	2	—	35	—
Foreign currency transaction gains (losses)	(94)	293	(269)	(66)

Income before income taxes	720	823	1,848	755
Provision (benefit) for income taxes	(884)	(40)	(1,259)	66

Net income	$1,604	$863	$3,107	$689

Net income per share:
Basic	$0.17	$0.10	$0.33	$0.08
Diluted	$0.17	$0.09	$0.32	$0.07
Weighted average common shares:
Basic	9,341	8,895	9,288	8,843
Diluted	9,598	9,189	9,668	9,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$1,604	$863	$3,107	$689
Other comprehensive income (loss):
Change in unrealized (gain) loss on investments, net	(1)	(28)	(47)	(69)
Foreign currency translation adjustments, net	120	(394)	290	(179)

Total comprehensive income	$1,723	$441	$3,350	$441

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,107	$689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,454	2,118
(Gain) loss on disposal of property, plant and equipment	(1)	13
Provision (reversal) of doubtful accounts and returns	(237)	93
Stock compensation expense	24	458
Liquidation of dormant entities	—	(426)
Gain on sale of investments	(35)	—
Non-cash impairment charge	43	—
Changes in operating assets and liabilities:
Accounts receivable	9,016	7,783
Prepaid expenses and other current assets	1,233	404
Other assets	224	(74)
Accounts payable	(1,718)	(168)
Accrued liabilities, payroll and payroll-related expenses	(2,739)	(2,844)
Deferred revenue	(6,771)	(1,777)
Income taxes payable	(394)	147
Other long-term liabilities	(9)	12

Net cash provided by operating activities	3,197	6,428

Cash flows from investing activities:
Purchases of investments	(38,294)	(136)
Proceeds from sales and maturities of investments	25,175	37
Purchases of property and equipment	(616)	(1,483)
Acquisition related costs	(66)	—

Net cash used in investing activities	(13,801)	(1,582)

Cash flows from financing activities:
Proceeds from sale of common stock	620	813

Effect of exchange rate changes on cash	78	58

Net increase (decrease) in cash and cash equivalents	(9,906)	5,717
Cash and cash equivalents, beginning of period	19,570	20,160

Cash and cash equivalents, end of period	$9,664	$25,877

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

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three and nine month periods ended September 30, 2005 and 2004.

Total comprehensive income is comprised of net income and other comprehensive earnings such as foreign currency translation gains or losses and unrealized gains or losses on marketable securities.

Cash and cash equivalents

Cash and cash equivalents includes all money deposited with financial institutions that can be withdrawn without notice and all short-term, highly liquid investments that are readily convertible to cash.

Investments

The Company accounts for its investments under the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments are classified as either available-for-sale or held-to maturity securities. All available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, reported in the condensed consolidated balance sheet as “Accumulated other comprehensive loss.” Held-to-maturity investments are valued using the amortized cost method.

Beginning in the third quarter of 2005, the Company converted a portion of its cash and cash equivalents to longer term securities. The following table summarizes the Company’s cash, cash equivalents, short-term and long-term investments as of September 30, 2005 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,701	$—	$—	$4,701
Cash equivalents	4,963	—	(1)	4,962

Total cash and cash equivalents	$9,664	$—	$(1)	$9,663

Held-to-maturity investments:
Time deposits	$50	$—	$—	$50
Corporate bonds	11,880	—	(26)	11,854
Taxable municipal bonds	733	—	(2)	731
Government bonds	2,271	—	(3)	2,268
Commercial paper	749	—	—	749

Total investments	$15,683	$—	$(31)	$15,652
Less amounts classified as cash equivalents	(2,321)	—	1	(2,320)
Less amounts classified as long-term investments	(1,895)	—	5	(1,890)

Total short-term investments	$11,467	$—	$(25)	$11,442

At December 31, 2004, the fair value of the time deposit investments, which had original maturities in excess of 90 days, approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the available-for-sale securities was determined based on quoted market prices at the reporting dates for those instruments. The following table summarizes the Company’s cash, cash equivalents and short-term investments as of December 31, 2004 (in thousands):

Amortized Cost
Cash and cash equivalents:
Cash	$4,686
Cash equivalents, money market funds	14,884

Total cash and cash equivalents	$19,570

Short-term investments:
KANA Software, Inc. (1)	$77
Time deposits	$142

Total short-term investments	$219

(1)	The Company sold its minority interest of less than 1% in KANA Software Inc., a publicly traded company, in the quarter ended June 30, 2005. Shares in KANA Software Inc., were held as available for sale investments and included an unrealized gain of $47,000 at December 31, 2004.

The contractual maturity dates for securities as of September 30, 2005 are $16.4 million in less than one year and $1.9 million in one to two years.

Goodwill and other intangible assets, net

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter.

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives ranging from two to five years. In connection with the acquisition of Librados, Inc. in October 2004, the Company recorded an intangible asset related to employment contracts for certain individuals. In the quarter ended September 30, 2005, these individuals terminated employment with the Company and the remaining unamortized value of the related intangible asset of $43,000 was expensed. The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	September 30, 2005	December 31, 2004
Carrying amount of:
Developed technology	$1,400	$1,400
Employment contracts	—	79
Non-compete contracts	721	721
Trade names	300	300

Gross carrying amount of other intangibles	2,421	2,500
Less accumulated amortization:
Developed technology	(257)	(47)
Employment contracts	—	(7)
Non-compete contracts	(330)	(60)
Trade names	(55)	(10)

Net carrying amount of other intangibles	$1,779	$2,376

The carrying amount and accumulated amortization as of September 30, 2005 and December 31, 2004 have been adjusted to exclude intangibles that were fully amortized as of September 30, 2005 and December 31, 2004, respectively.

The remaining net carrying amount of other intangibles is scheduled to be amortized as follows (in thousands):

Year	Amortization Expense
Remainder of 2005	$176
2006	640
2007	340
2008	340
2009	283

$1,779

The aggregate amortization expense for the three and nine month periods ended September 30, 2005 was $0.2 million and $0.6 million, respectively. The aggregate amortization expense for the three and nine month periods ended September 30, 2004 was $0.5 million and $1.4 million, respectively.

Accrued liabilities

Accrued liabilities at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

Description	September 30, 2005	December 31, 2004
Current restructuring (see Note 3)	$45	$302
Other accruals	1,296	2,690

Total accrued liabilities	$1,341	$2,992

Long-term liabilities

Long-term liabilities at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

Description	September 30, 2005	December 31, 2004
Long-term restructuring (see Note 3)	$341	$394
Long-term other	435	392
Long-term deferred revenue	708	1,757

Total long-term liabilities	$1,484	$2,543

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. There were no customers that accounted for 10% or more of consolidated net revenues in the three month period ended September 30, 2005 and for the nine month periods ended September 30, 2005 and 2004. One customer accounted for approximately 23% of consolidated revenues in the three month period ended September 30, 2004.

Net income per share

Basic net income per share data has been computed using the weighted-average number of shares of common stock outstanding during the indicated periods. Diluted net income per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method.

For the three and nine month periods ended September 30, 2005 and 2004, potentially dilutive securities, consisting of applicable stock options, are as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Potentially dilutive shares	256,905	294,474	380,001	552,154

The following table sets forth the computation of basic and diluted net income per share for the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$1,604	$863	$3,107	$689

Shares used to compute basic net income per share	9,341	8,895	9,288	8,843
Potentially dilutive shares used to compute net income per share on a diluted basis	257	294	380	552

Shares used to compute diluted net income per share	9,598	9,189	9,668	9,395

Net income per share:
Basic	$0.17	$0.10	$0.33	$0.08
Diluted	$0.17	$0.09	$0.32	$0.07

Income taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that, more likely than not, are expected to be realized.

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

The income tax benefit of $884,000, for the three month period ended September 30, 2005, primarily relates to a favorable tax adjustment in Germany of $479,000, the reversal of reserves of $418,000 in connection with the favorable outcome of a tax audit in a foreign subsidiary, offset in part by an international tax expense of $13,000. The income tax benefit of $40,000 for the three month period ended September 30, 2004 includes an international tax benefit of $24,000 and a U.S. state tax benefit of $16,000. The income tax benefit of $1.3 million for the nine month period ended September 30, 2005 includes favorable tax adjustments in Germany of $936,000, the reversal of reserves of $418,000, offset in part by an international tax expense of $91,000 and a U.S. state tax expense of $4,000. The income tax provision of $66,000 for the nine months ended September 30, 2004 consists of an international tax expense of $54,000 and a U.S. state tax expense of $12,000.

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

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award which is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date. Accordingly, under APB Opinion No. 25, no compensation cost is recognized. The Company has elected to continue with the method of accounting prescribed in APB Opinion No. 25 and, as a result, must provide pro forma disclosures of net income and net income per share and other disclosures as if the fair value based method of accounting had been applied. Had compensation cost for the Company’s outstanding stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$1,604	$863	$3,107	$689
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(153)	(199)	(609)	(630)

Pro forma net income	$1,451	$664	$2,498	$59

Weighted average common shares:
Basic	9,341	8,895	9,288	8,843
Diluted	9,598	9,189	9,668	9,395
Basic income per share, as reported	$0.17	$0.10	$0.33	$0.08
Diluted income per share, as reported	$0.17	$0.09	$0.32	$0.07
Basic income per share, pro forma	$0.16	$0.07	$0.27	$0.01
Diluted income per share, pro forma	$0.15	$0.07	$0.26	$0.01

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable periods:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Volatility	41.51%	71.03%	39.32%	83.63%
Risk-free interest rate	3.88-4.20%	3.23-3.27%	3.56-4.20%	2.63-3.27%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected term	3-4 months beyond vest date	3-4 months beyond vest date	3-4 months beyond vest date	3-4 months beyond vest date

Revenue recognition

The Company derives revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software maintenance and consulting. The Company licenses its software products on either a perpetual or term basis. The term based arrangements are primarily for a period of 12 months. The Company licenses its software in object code format and in some cases in source code format. The Company applies the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

The Company recognizes revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a soft-key has been transmitted to the customer.

Product licenses are sold, without the right of return, except for distributor inventory rotation of old or excess product. Certain of the Company’s sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the distributor sells the merchandise. The Company recognizes sales to international distributors upon shipment, provided all other revenue recognition criteria have been met. The Company gives rebates to customers on a limited basis. These rebates are presented in its Condensed Consolidated Statement of Operations as a reduction of revenue.

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

For sales, except those completed over the Internet, the Company uses either a binding purchase order or equivalent customer commitment or signed license agreement as evidence of an arrangement. For sales over the Internet, the Company uses a credit card authorization as evidence of an arrangement. Sales through the Company’s distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

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

SFAS 123R will be effective for the Company’s fiscal year beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R will be applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may apply the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

3. Restructuring of operations

On January 31, 2003, the Company announced a restructuring of its operations in response to the sluggish North American and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses and, as part of the restructuring, reduced its workforce in excess of 30%.

The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $2.9 million, which is expected to be funded from operations and existing cash balances. As of September 30, 2005, the Company had incurred net costs totaling $2.9 million related to the restructuring, which required $2.8 million in cash expenditures. The remaining reserve related to this restructuring of $58,000 is included in accrued liabilities and long-term liabilities as of September 30, 2005.

The following table lists the components of the January 2003 restructuring reserve for the nine month period ended September 30, 2005 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2004	$205	$82	$287
Reserve utilized in nine months ended September 30, 2005	(205)	(24)	(229)

Balance at September 30, 2005	$—	$58	$58

On August 8, 2002, the Company announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, the Company reduced its workforce by approximately 26%. As of September 30, 2005, the Company has recorded a total restructuring expense, net of adjustments, of $3.3 million. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of $3.0 million, which was to be funded from internal operations and existing cash balances. As of September 30, 2005, $3.0 million was paid.

The following table lists the components of the August 2002 restructuring reserve for the nine month period ended September 30, 2005 (in thousands):

Excess Facilities
Balance at December 31, 2004	$40
Net change in estimate recorded in restructuring expense	9
Reserve utilized in nine months ended September 30, 2005	(49)

Balance at September 30, 2005	$—

In August 1998, following the acquisition of FTP Software Inc. (FTP), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. The remaining reserve related to this restructuring at September 30, 2005 of $328,000 is included in accrued liabilities and long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the nine month period ended September 30, 2005 (in thousands):

Excess Facilities
Balance at December 31, 2004	$369
Change in estimate recorded in restructuring expense	115
Reserve utilized in nine months ended September 30, 2005	(156)

Balance at September 30, 2005	$328

4. Commitments and contingencies

Legal proceedings

On November 22, 1999, Kenneth Fisher (“Relator”) filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company and its affiliates Network Software Associates, Inc., or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. This action was previously reported in the “Legal Proceedings” section of the Company’s quarterly report Form 10-Q for the period ended March 31, 2005 (incorporated herein by reference). On July 20, 2005, in response to a motion filed jointly by all defendants, the court dismissed Relator’s claims without prejudice. The dismissal was based on Relator’s inability to retain substitute counsel within the timeframe specified by the Court.

The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company does not have any capital leases. As of September 30, 2005, future minimum rental and lease payments, net of any sublease income, under non-cancelable operating leases are as follows:

	Amount of Commitment Expiration Per Period (in thousands)
	Total	12 months or less	13 to 24 months	25 to 36 months	More than 36 months
Operating leases	$11,336	$2,371	$2,146	$2,055	$4,764

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

5. Related party transactions

On May 28, 2003, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison received compensation in consideration for consultancy and advisory services he provided the Company over a two-year period. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003. The terms of the agreement required the Company to pay Dr. Harrison a fixed fee of $138,000 per year, and a one time grant to Dr. Harrison of an option to purchase 150,000 shares, inclusive of 3,200 shares Dr. Harrison was eligible to receive under the 1993 Directors Plan for 2003 and 2004 and 146,800 shares from the 1999 Plan, at an exercise price of $1.92 per share (which represents the quoted market price of the stock at the date of grant). The option vested on a monthly basis over the two-year term of the agreement. The option expires five years from the date of issuance. The fair value of the 146,800 options from the 1999 Plan was determined using the Black-Scholes option pricing model with the following assumptions: stock price $2.95-$9.65; no dividends; risk free interest rate of 2.00%-3.72%; volatility of 38%-99%; and a contractual life of five years. The fair value of the option was subject to change over the vesting period of the option based on changes in the underlying assumptions (variable award accounting). The contract with Dr. Harrison expired on May 28, 2005.

For the nine months ended September 30, 2005, the Company has recorded $24,000, as a result of the stock options awarded to Dr. Harrison, in compensation expense under this agreement based on an aggregate option fair value of $687,000. For the three months ended September 30, 2004, the Company recorded a credit of $73,000, as a result of the stock options awarded to Dr. Harrison, to compensation expense under this agreement. For the nine months ended September 30, 2004, the Company recorded $458,000, as a result of the stock options awarded to Dr. Harrison, in compensation expense under this agreement. For the nine month period ended September 30, 2005, the Company recorded total aggregate cash and non-cash compensation of $82,000 related to this arrangement under General and Administrative expense in the Condensed Consolidated Statements of Operations.

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

The growth of the Internet has also been matched by an increase in the use of mobile computing allowing users to access a company’s computer systems from remote locations within the confines of an organization’s security and access-control policies. As the Internet continues to grow, the number of different communication and inter-networking options required by major corporations to support their businesses is also increasing. The number and type of mobile computing and communication devices now includes wireless handheld devices, personal digital assistants (PDAs), Internet and Web-enabled cellular phones and smartphones. We anticipate that these trends will continue to accelerate over the next several years.

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

Revenue Recognition: We derive revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software maintenance and consulting. We license our software products both on a perpetual and term basis. Our term based arrangements are primarily for a period of 12 months. We also license our software in both source code and object code format. We apply the provisions of the AICPA Statement of Position 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

We recognize revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a soft-key has been transmitted to our customer.

Product licenses are sold without the right of return, except for distributor inventory rotation of old or excess product. Certain of our sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. We recognize sales to international distributors upon shipment, provided all other revenue recognition criteria as mentioned above have been met. We give rebates to customers on a limited basis. These rebates are presented in our Condensed Consolidated Statement of Operations as a reduction of revenue.

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

For sales, except those completed over the Internet, we use either a binding purchase order or equivalent customer commitment or signed license agreement as evidence of a contractual arrangement. For sales over the Internet, we use a credit card authorization as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

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

Allowance for doubtful accounts, sales returns and rebates: In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. We analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $6.6 million and $15.8 million, net of our allowance for doubtful accounts, sales returns, and rebate reserves of $0.3 million and $0.9 million as of September 30, 2005 and December 31, 2004, respectively.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves balance was $0.4 million and $0.7 million as of September 30, 2005 and December 31, 2004, respectively.

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

Recent accounting pronouncement: In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period which is usually the vesting period.

We have not yet quantified the effects of the adoption of SFAS 123R, but anticipate that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25) are disclosed in our Notes to Condensed Consolidated Financial Statements. Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for NetManage’s fiscal year beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R will be applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may apply the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

Results of operations

During the past several years, we have implemented initiatives designed to control costs and reduce operating expenses, including the discontinuance of low revenue-generating products and the implementation of worldwide restructurings of our operations.

Our net revenues for the three and nine month periods ended September 30, 2005 declined approximately 14% and 5%, respectively from the comparative periods in the prior year. We believe this in large part is related to the cautious IT spending environment, both in North America and Europe which affected both license fees and service revenues. Additionally, one customer in the third quarter of 2004 represented 23% of consolidated net revenues while no customer represented more than 10% of consolidated net revenues in the third quarter of 2005. The nine months ended September 30, 2005 includes revenue from our acquisition of Librados which was completed in October 2004. Accordingly there are no revenues from the sale of Librados products in the nine months ended September 30, 2004. Net income for the three and nine month periods ended September 30, 2005 were impacted by favorable tax benefits of $884,000 and $1.3 million, respectively, and by a net reduction in the allowance for doubtful accounts of $369,000 and $182,000, respectively, which resulted primarily from strong collection efforts during the third quarter.

Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Our operating expense levels are based, in part, on our expectation of future revenues and, to a large extent, are fixed. Our operating expenses, excluding restructuring charges for the three and nine month periods ended September 30, 2005, decreased 13% and 5%, respectively from the comparative periods in the prior year, and may fluctuate as a percentage of net revenues on a quarterly basis.

NetManage has recorded a number of restructuring charges in the past, designed to re-align our core business functions, improve operating efficiencies and reduce costs, as described in Note 3 to Condensed Consolidated Financial Statements – Restructuring of operations.

Three months ended September 30, 2005 compared to September 30, 2004 (in thousands):

	Three months ended September 30,
	2005		2004		Change
Net revenues
License fees	$3,614		$4,813		$(1,199)	-25%
Services	6,334		6,820		(486)	-7%

Total net revenues	9,948		11,633		(1,685)	-14%
As a percentage of net revenues:
License fees	36.3%		41.4%
Services	63.7%		58.6%

Total net revenues	100.0%		100.0%
Gross margin-license fees	$3,377		$4,444		$(1,067)	-24%
Gross margin-services	5,536		5,900		(364)	-6%
Gross margin-amortization of developed technology	(70)		(336)		266	-79%

Total gross margin	$8,843		$10,008		$(1,165)	-12%
As a percentage of net revenues:
Gross margin-license fees	33.9%		38.2%
Gross margin-services	55.6%		50.7%
Gross margin-amortization of developed technology	-0.7%		-2.9%

Total gross margin	88.8%		86.0%
Research and development	$1,658		$1,722		$(64)	-4%
As a percentage of net revenues:	16.7%		14.8%
Sales and marketing	$4,431		$5,663		$(1,232)	-22%
As a percentage of net revenues:	44.5%		48.7%
General and administrative	$1,994		$1,951		$43	2%
As a percentage of net revenues:	20.0%		16.8%
Restructuring charge, net	$29		$32		$(3)	-9%
As a percentage of net revenues:	0.3%		0.3%
Amortization and impairment of intangibles	$158		$150		$8	5%
As a percentage of net revenues:	1.6%		1.3%
Interest income (expense) and other, net	$239		$40		$199	498%
As a percentage of net revenues:	2.4%		0.3%
Gain on sale of investments	$2		$—		$2	—%
As a percentage of net revenues:	0.0%		0.0%
Foreign currency transaction gains (losses)	$(94)		$293		$(387)	-132%
As a percentage of net revenues:	-0.9%		2.5%
Provision (benefit) for income taxes	$(884)		$(40)		$(844)	2,110%
As a percentage of net revenues:	-122.8	%(1)	-4.9	%(2)
Net income	$1,604		$863		$741	86%
As a percentage of net revenues:	16.1%		7.4%

(1)	The tax benefit for the three month period ended September 30, 2005 was a result of a favorable outcome of a foreign tax audit, a favorable foreign tax adjustment and by the consolidated tax loss position.
(2)	The tax benefit for the three month period ended September 30, 2004 was a result of favorable foreign and state adjustments and by the consolidated tax loss position.

[Additional columns below]

Nine months ended September 30, 2005 compared to September 30, 2004 (in thousands):

	Nine months ended September 30,
	2005		2004		Change
Net revenues
License fees	$12,743		$13,570		$(827)	-6%
Services	19,992		20,939		(947)	-5%

Total net revenues	32,735		34,509		(1,774)	-5%
As a percentage of net revenues:
License fees	38.9%		39.3%
Services	61.1%		60.7%

Total net revenues	100.0%		100.0%
Gross margin-license fees	$11,888		$12,455		$(567)	-5%
Gross margin-services	17,548		18,222		(674)	-4%
Gross margin-amortization of developed technology	(210)		(923)		713	-77%

Total gross margin	$29,226		$29,754		$(528)	-2%
As a percentage of net revenues:
Gross margin-license fees	36.3%		36.1%
Gross margin-services	53.6%		52.8%
Gross margin-amortization of developed technology	-0.6%		-2.7%

Total gross margin	89.3%		86.2%
Research and development	$5,388		$5,247		$141	3%
As a percentage of net revenues:	16.5%		15.2%
Sales and marketing	$15,350		$16,404		$(1,054)	-6%
As a percentage of net revenues:	46.9%		47.5%
General and administrative	$6,582		$7,011		$(429)	-6%
As a percentage of net revenues:	20.1%		20.3%
Restructuring charge, net	$(63)		$(106)		$43	-41%
As a percentage of net revenues:	-0.2%		-0.3%
Amortization and impairment of intangibles	$388		$449		$(61)	-14%
As a percentage of net revenues:	1.2%		1.3%
Interest income (expense) and other, net	$501		$72		$429	596%
As a percentage of net revenues:	1.5%		0.2%
Gain on sale of investments	$35		$—		$35	—%
As a percentage of net revenues:	0.1%		—%
Foreign currency transaction losses	$(269)		$(66)		$(203)	308%
As a percentage of net revenues:	-0.8%		-0.2%
Provision (benefit) for income taxes	$(1,259)		$66		$(1,325)	-2,008%
As a percentage of net revenues:	-68.1	% (1)	8.7	% (2)
Net income	$3,107		$689		$2,418	351%
As a percentage of net revenues:	9.5%		2.0%

(1)	The tax benefit for the nine month period ended September 30, 2005 was a result of a favorable outcome of a foreign tax audit, favorable foreign tax adjustments and by the consolidated tax loss position.
(2)	The effective tax rate for the nine month period ended September 30, 2004 was a result of the consolidated tax loss position.

Net revenues

Net revenues decreased 14% for the three months ended September 30, 2005 as compared to the same period in 2004. The decrease in net revenues resulted from a decrease in license fees of $1.2 million, or 25% and a decline in services revenues of $486,000, or 7%. License fees represented 36% and 41% of our net revenues in the third quarters of 2005 and 2004, respectively. The decrease in our license fees for the three months ended September 30, 2005 was primarily the result of fewer license transactions in North America which we believe relates to the cautious IT spending environment offset in part by the inclusion of sales of our new Librados adapter products. Additionally, one customer in the third quarter of 2004 represented 23% of consolidated net revenues while no customer represented more than 10% of consolidated net revenues in the third quarter of 2005.

Our net revenues for the nine month period ended September 30, 2005 were down 5% compared to the same period ended September 30, 2004. License fees declined $827,000, or 6% compared to the same period in 2004. Services revenues declined $947,000, or 5% during that period. License fees represented 39% of our net revenues in both the nine months ended September 30, 2005 and 2004. The decrease in our license fees for the nine months ended September 30, 2005 was offset in part by the inclusion of sales of our new Librados adapter products. Librados was acquired on October 22, 2004.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of net revenues were 32% and 25% for the three months ended September 30, 2005 and 2004, respectively and were 30% and 26% of net revenues for each of the nine month periods ended September 30, 2005 and 2004, respectively.

There were no customers that accounted for 10% or more of consolidated net revenues in the three month period ended September 30, 2005 and for the nine month periods ended September 30, 2005 and 2004. There was one customer that accounted for approximately 23% of consolidated net revenues in the three month period ended September 30, 2004.

Gross margin

Gross margin decreased $1.2 million and $528,000 for the three and nine month periods ended September 30, 2005, respectively as compared to the same periods in 2004, primarily because of the reduction in net revenues offset in part by the reduction in expense related to developed technology and license and services cost of revenues. Gross margin increased as a percentage of net revenues to 89% from 86% for each of the three and nine month periods ended September 30, 2005, respectively as compared to the same periods in 2004, primarily because of the reduction in expense related to developed technology and license and services cost of revenues.

Gross margin for license fees as a percentage of net revenues was 34% for the three month period ended September 30, 2005 compared to 38% in the three months ended September 30, 2004, and was 36% for both the nine month periods ended September 30, 2005 and 2004. The decrease for the three month period ended September 30, 2005 resulted primarily from the reduction in license fees offset in part by the reduction in cost of revenues for license fees. The gross margin for services increased to 56% of net revenues for the three month period ended September 30, 2005 from 51% for the same period in 2004, and increased slightly to 54% of net revenues for the nine month period ended September 30, 2005 from 53% for the same period in 2004 due to the reduction in related services costs offset in part by the reduction in services revenues of 5% and the reduction in licenses fees.

Gross margin for license fees as a percentage of license fees increased to 93% from 92% for the three and nine month periods ended September 30, 2005 and 2004, respectively. The increase of 1% for the three and nine month periods ended September 30, 2005 is a result of lower cost of revenues for license fees offset in part by the reduction in license fees.

Gross margin for services as a percentage of services revenues was 87% for both the three month periods ended September 30, 2005 and 2004, and increased to 88% for the nine month period ended September 30, 2005 from 87% for the nine month period ended September 30, 2004. The increase of 1% for the nine month period ended September 30, 2005 as compared to the same period in 2004 is the result of the reduction in cost of revenues for services offset in part by the reduction in services revenues of 5%.

Research and development

Research and development, or R&D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R&D expenses decreased $64,000, or 4% and increased $141,000, or 3% for the three and nine month periods ended September 30, 2005, respectively as compared to the same periods in 2004. The increase in R&D expenses for the nine month period ended September 30, 2005 is primarily a result of additional costs related to the Librados adapter product line.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R&D expense when incurred. We did not capitalize any software development costs in the nine month periods ended September 30, 2005 or 2004.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, salaries of marketing personnel, advertising and promotional expenses, and occupancy and related costs. Sales and marketing expenses decreased $1.2 million, or 22% and decreased $1.1 million, or 6%, for the three and nine month periods ended September 30, 2005, respectively as compared to the same periods in 2004. The decrease in sales and marketing expenses is primarily a result of lower personnel, commissions and other costs of approximately $0.8 million and $0.9 million respectively and the net release of excess doubtful accounts reserves of $0.4 million and $0.2 million, respectively, due to a reduction in gross trade receivables and improved collections.

General and administrative

General and administrative, or G&A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. G&A expenses increased $43,000, or 2% and decreased $429,000, or 6% for the three and nine month periods ended September 30, 2005, respectively as compared to the same periods in 2004. The reduction in G&A expense for the nine month period ended September 30, 2005 compared to the same period in 2004 resulted primarily because of lower stock option compensation expense and occupancy costs.

Restructuring charges

Restructuring charges consist of adjustments made to restructuring accruals made in previous periods. Restructuring charges decreased $3,000, and increased $43,000, for the three and nine month periods ended September 30, 2005, respectively as compared to the same periods in 2004. The changes in restructuring charges for the nine months ended September 30, 2005 related primarily to the reversal of a severance reserve which management determined was no longer needed and the effect of fluctuations in exchange rates on currencies in which remaining liabilities are denominated.

Amortization and impairment of intangible assets

Amortization expense was $115,000 and $150,000 for the three month periods ended September 30, 2005 and 2004, respectively and $345,000 and $449,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Amortization expense for the nine month periods ended September 30, 2005 related solely to the acquisition of Librados. In connection with the acquisition of Librados, Inc. in October 2004, the Company recorded an intangible asset related to employment contracts for certain individuals. In the quarter ended September 30, 2005, these individuals terminated employment with the Company and the remaining unamortized value of the related intangible asset of $43,000 was expensed. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life from two years to five years.

Interest income (expense) and other, net

Interest income and other, net was $239,000 and $40,000 for the three month periods ended September 30, 2005 and 2004, respectively and $501,000 and $72,000 for the nine month periods ended September 30, 2005 and 2004, respectively. During the three and nine month periods ended September 30, 2005 we received interest of $99,000 and $211,000, respectively primarily associated with refunds of taxes paid in Germany. The interest income was not previously recorded as receipt was not certain and therefore the benefit was recorded in the quarter, and the nine month period of receipt. During the three month period ended September 30, 2005 we invested in short term and long-term investments with greater yields than previously obtained in money market cash accounts. The interest income received from money market and other investments during the three month periods ended September 30, 2005 and 2004 was $160,000 and $39,000, respectively. For the nine month periods ended September 30, 2005 and 2004, interest income from money market and investments was $310,000 and $90,000, respectively. During the three and nine month periods ended September 30, 2005, we incurred a one-time interest expense of $20,000 related to a tax obligation in France. For the nine month period ended September 30, 2004, we incurred interest expense of $24,000, also related to a tax obligation in France. For the three and nine month periods ended September 30, 2004 we recorded other income of $1,000 and $6,000 respectively. Our cash, cash equivalents, and short-term and long-term investments at September 30, 2005 and December 31, 2004 are as follows (in thousands):

Description	September 30, 2005	December 31, 2004
Cash and cash equivalents	$9,964	$19,570
Short-term investments	11,467	219
Long-term investments	1,895	—

Cash, cash equivalents and investments	$23,326	$19,789

Foreign currency transaction gains (losses)

Foreign currency transaction gains (losses) were $(94,000) and $293,000 for the three month periods ended September 30, 2005 and 2004, respectively and were $(269,000) and $(66,000) for the nine month periods ended September 30, 2005 and 2004, respectively. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British pound (Pound) and the Euro. For the three and nine month periods ended September 30, 2005 and 2004, the relationship of the Shekel to the USD, the Pound and the Euro was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
USD % Change	0.7%	-0.6%	6.1%	2.4%
Pound % Change	-1.7%	-0.5%	-2.9%	4.2%
Euro % Change	0.5%	2.1%	-6.3%	1.3%

Provision for income taxes

Income taxes recorded include primarily international taxes and U.S. state taxes. The income tax benefit of $884,000 for the three month period ended September 30, 2005 resulted primarily from a favorable tax adjustment in Germany of $479,000, the reversal of reserves of $418,000 in connection with the favorable outcome of a tax audit in a foreign subsidiary, offset in part by an international tax expense of $13,000. The income tax benefit of $40,000 for the three month period ended September 30, 2004 includes an international tax benefit of $24,000 and a U.S. state tax benefit of $16,000. The income tax benefit of $1.3 million for the nine month period ended September 30, 2005 includes the favorable tax adjustments in Germany of $936,000, the reversal of reserves of $418,000, offset in part by an international tax expense of $91,000 and a U.S. state tax expense of $4,000. The income tax provision of $66,000 for the nine months ended September 30, 2004 consists of an international tax expense of $54,000 and a U.S. state tax expense of $12,000. Our effective tax benefit rate for the three and nine month periods ended September 30, 2005 was, respectively, -122.8% and -68.1% due to the consolidated tax loss position, the tax refunds in Germany received in the second and third quarters of 2005, and the release of international tax provision.

Disclosures about market risk

Disclosures about market risk can be found below, under Item 3—Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources

September 30, 2005
(in millions)
Cash and cash equivalents	$9.7
Short-term investments	11.5
Long-term investments	1.9
Net cash provided by operating activities for the nine months ended September 30, 2005	3.2
Net cash used in investing activities for the nine months ended September 30, 2005	(13.8)
Net cash provided by financing activities for the nine months ended September 30, 2005	0.6

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

During the nine month period ended September 30, 2005, our aggregate cash, cash equivalents, short-term and long-term investments increased from $19.8 million to $23.0 million. This increase was due primarily to collection of receivables of $9.0 million reduced by purchases of property and equipment and the net reduction of accounts payables, accrued liabilities and payroll expenses of $5.1 million.

At September 30, 2005, we had working capital of $12.0 million. We believe that our current cash balance and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements and complete currently identified projects and planned objectives for at least the next 12 months.

If our credit rating was to change materially, it could impact our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Contractual obligations

A table of our contractual obligations as of September 30, 2005 is included in Note 4 to Condensed Consolidated Financial Statements—Commitments and contingencies.

Off-balance sheet arrangements

As of September 30, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity.

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

Although some of our licenses with customers contain provisions designed to limit our exposure to potential product failure to perform claims, these contractual limitations on liability may not be enforceable or may only limit, rather than eliminate potential liability. In addition, our insurance may not be adequate to cover our losses in the event of a claim resulting from defects in our products and may not be available to us in the future.

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

If we are not successful in asserting our patent rights, our business could be substantially harmed. At the present time, we have one patent pending and 12 patents issued from the U.S. Patent Office.

We have received notices of claims that may result in litigation and we may become involved in costly and time-consuming litigation over proprietary rights.

Substantial litigation regarding intellectual property rights exists in our industry. We expect that software in our industry may be increasingly subject to third party infringement claims as the number of competitors grows and the functionality of products in different areas of the industry overlaps. Third parties may currently have, or may eventually be issued, patents that would be infringed by our products or technology. We cannot be certain that any of these third parties will not make a claim of infringement against us with respect to our products and technology. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties seeking indemnification against such infringement or indicating that we may be able to obtain a license from such third parties. Any claims or actions asserted against us could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not to be resolved in our favor, we could become subject to substantial damage claims and be prohibited from using the technology at issue without a royalty or license agreement. These royalty or license agreements, if required, might not be available on acceptable terms, or at all, and could result in significant costs and harm our business. If a successful claim of infringement is made against us and we cannot develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed.

Our business is subject to risks from international operations such as legal uncertainty, tariffs, trade barriers and political and economic instability which could restrict our ability to compete effectively.

We derived approximately 32% and 25% of our net revenues from sales outside of North America (United States and Canada) for each of the three month periods ended September 30, 2005 and 2004, respectively. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our sales offices and distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

As of October 26, 2005, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 2.1 million shares, or 23% of the outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. We anticipate that this requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The standards that must be met for management to assess the internal controls over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

The following table presents the potential impact on cash flow of changes in exchange rates as noted (in thousands):

	Cash flow impact on change in exchange rates
	Fair Value as of September 30, 2005	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable(1)	$6,639	$(453)	$(285)	$233	$335
Accounts payable(1)	(986)	73	46	(38)	(54)
Inter-company with U.S.(2)	(2,014)	518	326	(267)	(383)

(1)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.
(2)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of September 30, 2005 and that there is no change in rates between the various non U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gains (losses) in the Condensed Consolidated Statements of Operations.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 22, 1999, Kenneth Fisher (“Realtor”) filed a complaint alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq., against the Company and its affiliates Network Software Associates, Inc., or NSA, and NetSoft Inc., or NetSoft, in the United States District Court of the District of Columbia. This action was previously reported in the “Legal Proceedings” section of the Company’s quarterly report Form 10-Q for the period ended March 31, 2005 (incorporated herein by reference). On July 20, 2005, in response to a motion filed jointly by all defendants, the court dismissed Relator’s claims without prejudice. The dismissal was based on Relator’s inability to retain substitute counsel within the timeframe specified by the Court.

The Company may be contingently liable with respect to certain asserted and unasserted claims that arise during the normal course of business. Management believes the impact, if any, resulting from these matters would not have a material impact on the Company’s financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no repurchases of our common stock during the three month period ended September 30, 2005. In addition, we made no sales of unregistered securities during the three month period ended September 30, 2005.

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

NETMANAGE, INC. (Registrant)

DATE: October 31, 2005	By:	/s/ Michael R. Peckham
Michael R. Peckham
Chief Financial Officer, Senior Vice President, Finance and Secretary(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.