Form 10-K
period 2005-12-31
NETMANAGE INC
filed 2006-03-23
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the NASDAQ National Market, was $38,328,512 as of June 30, 2005(1).

The number of shares of Common Stock outstanding as of March 17, 2006 was 9,396,129.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders for the registrant’s annual meeting of stockholders to be held on May 24, 2006, which is expected to be filed on or before April 22, 2006 with the U.S. Securities and Exchange Commission, are incorporated by reference into Part III of this report.

(1)	Excludes 3,350,133 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such persons possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant or that such person is otherwise an “affiliate” for any other purpose.

Forward-looking statements

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

PART I

Item 1—Business

General

NetManage, Inc. was incorporated in 1990 as a California corporation and reincorporated in Delaware in 1993 in connection with our initial public offering. References in this Annual Report on Form 10-K to “NetManage”, “the Company”, “we”, “our”, and “us” collectively refer to NetManage, Inc., a Delaware corporation, its subsidiaries and its California predecessor. NetManage operates through only one business segment. Please see Item 8, Financial statements and supplementary data, of this Annual Report for more details.

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

Overview

We develop and market software and service solutions that are designed to enable our customers to access and leverage the investment they have in their corporate business applications, processes and data. We provide a range of personal computer, browser-based and server-based software products and tools. These products allow our customers to access and leverage applications, business processes and data on IBM and IBM compatible mainframe computers, IBM mid-range computers such as the iSeries, (often referred to as host access), in packaged applications, middleware and databases such as SAP, Siebel, Oracle and PeopleSoft, amongst others, and on UNIX and Microsoft based servers. We provide support, maintenance, and technical consultation services to our customers in association with the products we develop and market. We provide applications and management consultancy to our customers primarily in association with the server-based products we deliver that are designed to allow customers to develop and deploy new web-based applications and services.

Four important industry trends have strong influences on our business strategy:

1.	the adoption of electronic commerce by major corporations worldwide and the increasing acceptance of these approaches in mid-sized companies;

2.	the continuing development of the Internet, intranets and extranets for delivery of mission-critical business applications in large and mid-sized companies;

3.	the desire on the part of corporations to make business processes and information broadly accessible internally and externally to their employees, customers, and business partners; and

4.	the continued mobilization of users of personal computers and the proliferation of wireless and handheld devices requiring corporate system access on a global basis.

The growth of the Internet has also been matched by an increase in the use of mobile computing which allows users to access a company’s computer systems from remote locations within the confines of an organization’s security and access-control policies. As the Internet continues to grow, the number of different communication and inter-networking options required by major corporations to support their businesses is also increasing. The number and type of mobile computing and communication devices now includes wireless handheld devices, personal digital assistants (PDAs), Internet and Web-enabled cellular phones and smartphones. We anticipate that these trends will continue to accelerate over the next several years.

We believe that our customers require a single set of solutions that address the traditional need for host access combined with the need for the presentation of existing corporate systems with a Web application look and feel, along with the delivery of existing corporate processes and transactions as reusable programmatic components such as Web services. In assessing the change in the marketplace, we have focused our sales and marketing efforts on meeting the changing needs of our customers. Our products are designed and built to incorporate reusable components and technologies and to utilize common underlying services such as user management, system management, security, auditing and reporting. Several technologies are employed to provide these solutions; which include traditional thick client or desktop solutions; thin client or browser-based solutions; zero footprint or server-based solutions and application adapter or connector technologies. Within this marketplace, we believe the trend is away from desktop solutions and toward zero footprint solutions. We believe this movement is primarily driven by a desire to reduce the total cost of ownership associated with deploying and maintaining older technology. We also believe that a major element of our customer base will deploy a mixture of all types of solutions.

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

Industry background

The number and variety of applications that utilize internal company networks and the Internet continues to grow, driven in part by corporate initiatives to increase the responsiveness and agility of the business. Additionally, enterprises are faced with much tighter restrictions on corporate IT budgets and new application initiatives. IT organizations are more focused on leveraging their current investments in systems and applications, improving operating efficiencies, reducing costs and extending their company’s market reach.

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

Additionally, we provide products that allow access to and use of existing business processes and transactions for customers using application server development platforms such as IBM WebSphere, BEA WebLogic and Microsoft .NET. These products are referred to as “connecters” or “adapters” and allow corporate applications to be presented in formats such as Web Services. These products address the access and integration markets which over time have converged, as both customers and the industry look for more integrated solutions. We believe that these trends will continue and gain momentum as businesses experience the often rapid return on investment derived from these solutions.

Companies are seeking ways to make certain applications accessible to customers, partners and vendors in order to enhance the flow of information and reduce expenses. This major move, utilizing the Internet as the inter-networking solution, covers the full migration of moving business processes to the Web and the sharing of those processes with partners—allowing electronic selling, trading and other transactions on the Web. We are focused on providing solutions to our customers that allow them to more easily share business processes and business services in a secure environment.

We believe that the open and interoperable characteristics of inter-networking technology, the use of intranets and the software that enables them, and the continued adoption of the Internet as an inter-company communication mechanism will continue to grow.

We believe that the adoption of Services Oriented Architectures (SOA) will drive the requirement to incorporate existing applications as key components in the new approach to corporate IT systems. The ability to “componentize” existing business processes in an industry standard way and deliver those components to new applications and frameworks easily and quickly will ensure that corporations get new and increased value from their existing IT assets.

Our vision is to provide our integration products and solutions to greatly improve and extend the reach and value of existing corporate systems, regardless of what the end-user devices are or where the end-user devices are located. As we continue to deliver on our vision, we intend to support our customers in implementing business-to-employee (B2E), business-to-business (B2B), and business-to-customer (B2C) solutions and SOA. See “Risk Factors” under Item 1A below.

Products and technology

Our suite of products provides organizations with cost-effective solutions for connecting companies with their employees, partners and customers. Our products extend the functionality of these organizations’ technology investments by providing essential services that are not included in desktop and network operating systems. Our solutions are designed to streamline communication, reduce the total cost of ownership of desktop connectivity, and increase productivity throughout an organization.

Our current products include:

RUMBA	Connectivity software designed to connect PCs to IBM mainframe and iSeries systems and UNIX host systems. RUMBA provides state-of-the-art terminal and printer emulation, file sharing, and file transfer solutions.

ViewNow X Server and ViewNow InterDrive NFS	Connectivity software allowing PCs to share files with UNIX host systems using Network File System, or NFS, and to access and run X Windows applications on UNIX hosts.

OnWeb Web-to-Host	A browser-based product for fast deployment of host access solutions to any browser supporting ActiveX or Java. OnWeb Web-to-Host can be deployed from virtually any Web server and can lower total cost of ownership of terminal emulators by eliminating the need to configure individual desktops during initial installation and future updates. This product was formerly marketed under the RUMBA brand name until the fourth quarter of 2003.

OnWeb Server	A broad, robust, and highly scalable server-based solution designed to allow customers to leverage their existing enterprise applications, information, and business processes for new presentation methods and integration projects. OnWeb Server is designed to enable application publishing on the Web by mapping one or more human-based transactions or processes to a Web-based presentation. OnWeb can also generate .NET Assemblies, BizTalk adapters, JavaBeans, Enterprise JavaBeans (EJB) and portlets from back-end transactions. These components can then be reused in building new applications and services.

OnWeb for iSeries	OnWeb for iSeries runs natively on IBM iSeries hardware and does not require the use of a separate runtime server. OnWeb for iSeries is capable of combining information from multiple 5250 applications, databases and RPG applications, and publishing the results directly in HTML or delivering them as a Web service, JavaBean, EJB or .NET Assembly.

Librados Application and Technology Adapters	A range of high performance and highly scalable application and technology adapters for both Java J2EE application servers and Microsoft BizTalk servers. Our Librados adapters allow data and information to be accessed and extracted from a range of packaged applications such as SAP, PeopleSoft, JD Edwards, Siebel and Oracle, amongst others, for a range of databases including Oracle, Informix, IBM DB2 and Sybase and for a range of technology connections including support for Electronic Data Interchange (EDI) standards. This technology resides entirely within the bounds of the application server environment negating the need for intermediary (or proxy) servers which may hinder performance and increase implementation complexity.

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

We have had a number of acquisitions over time, including our most recent acquisition of Librados, Inc. in the fourth quarter of 2004 that have provided technology incorporated into our current product offerings. We regularly evaluate product and technology acquisition opportunities and we may make acquisitions in the future if we determine that an acquisition would further our corporate strategy.

For a discussion of risk factors that may affect our business and financial results, see “Risk Factors” in Item 1A below.

Working capital

At December 31, 2005, we had working capital of $14.0 million. We believe that our current cash balance and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements and complete currently identified projects and planned objectives for at least the next 12 months. Although we do not have any specific commitments with regard to future capital expenditures, we do anticipate normal capital expenditures for the replacement and addition of computer equipment and furniture and fixtures related to our operations. Our standard payment terms are net 30 days and the majority of our business is done under those terms. Our cash balance could be impacted by the risks and uncertainties outlined in Item 1A, “Risk Factors”, however there are no additional trends or uncertainties that we are aware of that will materially impact our cash balance.

Backlog

Since we generally ship software products within a short period of time after receipt of an order, we do not typically have a material backlog of unfilled orders. Our revenues, in particular our license fees, in any one quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter.

Sales and marketing

We develop products that are designed to provide solutions for our customers across a wide-range of industries. Successful installations can be found in government agencies, as well as companies in the finance, health care, manufacturing and insurance industries. Our products are designed to improve business processes throughout these organizations.

To bring our products to market we use a combination of telesales and direct sales personnel specifically assigned to meet the needs of major customer accounts. As part of our strategy to develop multiple distribution channels, we expect to continue our use of indirect channels, such as resellers, particularly value added resellers and systems integrators, and to a lesser extent distributors and original equipment manufacturers, both in the United States and internationally. Any material increase in our indirect sales may adversely affect our average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels.

In the United States, we have eight sales offices, and internationally, we have sales offices in Canada, France, Germany, Israel, Italy, Holland, Spain, and the United Kingdom. We also utilize local distributors and resellers internationally. We support the sales activity of these sales offices and distributors in specific countries through localization of products and sales material, local training, and participation in local trade shows.

In 2005, 2004, and 2003 respectively, we derived approximately 33%, 27% and 29% of net revenues from sales outside of North America (United States and Canada). We believe that the potential international markets for our products are substantial, based on the extent to which Windows, UNIX and inter-networking products are used internationally. Accordingly, we localize many of our products for use in the native language of specific countries. We intend to continue to target major European countries for additional sales and marketing activity.

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

Customer support

Our North America support organization consists of a staff of professionals providing support by telephone primarily from our facilities in Ottawa, Ontario, Canada, Kirkland, WA and Cupertino, CA. Both telephone support and regular update releases of our products are made available to customers that purchase an annual or multi-year maintenance and support agreement. Our sales and customer support organizations work together to provide customer satisfaction. Our customers outside North America are supported by our support organization located in Haifa, Israel, by various international sales offices and by local distributors and resellers who are trained by us.

Research and development

We believe that our future success will depend on our ability to enhance our existing products and to develop and introduce new products providing access, presentation and integration services, which address customer needs in the areas of B2B, B2C, B2E and SOA. On December 31, 2005 we had 53 employees involved in research and development activities located primarily in Canada and Israel. Our internal research and development resources are complemented by the selective use of third party consulting resources which are covered by intellectual property and confidentiality agreements. Our research and development expenses for the years ended December 31, 2005, 2004, and 2003 were $7.2 million, $7.0 million, and $8.3 million, respectively.

Competition

The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers’ needs, consolidation of vendors, and frequent new product introductions. To maintain or improve our position in the industry, we must continue to successfully develop, introduce and market new products and product enhancements on a timely and cost-effective basis. Three key factors will contribute to the continued growth of our marketplace: the proliferation of Microsoft Windows client and server technology, the proliferation of the use of the UNIX operating system—particularly the UNIX Open Source version and the continued implementation of Web-based access to corporate computer systems.

We compete directly with providers of Windows inter-networking applications, such as IBM, AttachmateWRQ and Hummingbird Ltd. as well as other major PC connectivity vendors. We also compete with companies such as Jacada Ltd., Seagull Holding NV, IBM, BEA, and Computer Associates International, Inc. with respect to web integration server products and with iWay and Attunity, Ltd. with respect to application adapter products.

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

Proprietary rights

We rely on a combination of patent, copyright, trade secret, confidentiality procedures, trademark laws, and contractual provisions to protect our intellectual property and proprietary rights. However, the basic TCP/IP protocols on which our products are based are non-proprietary, and other companies have developed their own versions. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and to a lesser extent, patent laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In selling our products, we rely primarily on “click-wrap” licenses that are not signed by licensees, and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. In addition, the number of patents applied for and granted for software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against us. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, seeking indemnification against such infringement or indicating that we may be required to obtain a license or royalty from such third parties.

We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal means of protecting our technology.

Employees

On December 31, 2005, we had a total of 204 regular full-time employees, of whom 99 were engaged in sales, marketing, technical support and consulting, 27 in general management, finance and human resources, 22 in information technology and facilities, 53 in software development and engineering and 3 in production. None of our employees is subject to a collective bargaining agreement, and we have not experienced any work stoppage.

The majority of our workforce is located in the competitive employment markets of the Silicon Valley in California; Ottawa, Ontario, Canada and Haifa, Israel.

Executive officers of the registrant

The executive officers, their ages and their positions as of March 23, 2006 are as follows:

Name	Age	Position
Zvi Alon	54	Chairman of the Board, President and Chief Executive Officer
Michael R. Peckham	55	Chief Financial Officer, Senior Vice President, Finance and Secretary
Ido Hardonag	45	Senior Vice President, Worldwide Engineering
George Bennett	45	Vice President, North American Sales
Cheli Dudai-Karpel	52	Vice President, European and Israel Operations
Yuan Huntington	37	Vice President, Marketing
Andrew Murchison	52	Vice President, Partnerships and Alliances
Ronald Rudolph	56	Vice President, Human Resources
Avi Schlank	48	Vice President, Strategic Partner and Business Development
Bret L. England	47	Corporate Controller and Treasurer

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

Ido Hardonag re-joined us in October 2002 as Senior Vice President, Worldwide Engineering. Mr. Hardonag is responsible for worldwide engineering and research and development for the company’s current and future product lines and was previously employed by NetManage from July 1992 to January 2000 in several engineering management positions, the most recent as Vice President, Research and Development. Prior to re-joining the Company, Mr. Hardonag served as an independent consultant, between October 2001 to September 2002, providing consulting services to a number of companies. Prior to that Mr. Hardonag was with TeleKnowledge Group, a start-up company in Israel where he served as Vice President, Research and Development from January 2000 to September 2001. He was responsible for core product development, new product releases and customer-related projects for its e-billing product. Mr. Hardonag received a B.S. in computer science from Tel-Aviv University in Tel-Aviv, Israel and a M.S. in computer science from the University of Southern California.

George Bennett joined us in December 2005 as Vice President, North America Sales. From October 2004 to December 2005, Mr. Bennett worked for Clear Technology Inc., a business process management software company as senior vice president sales and marketing. From August 2002 to October 2004, Mr. Bennett worked for HandySoft Inc, a public Korean company that focused on business process management. From May 2002 to August 2002, Mr. Bennett worked as a consultant. Prior to that from December 2000 to April 2002, Mr. Bennett worked for FileNET Inc. a public company focused on imaging software, content management and business process management software as the worldwide vice president of channel sales. Prior to that from November 1995 to December 2000, Mr. Bennett worked at Vision Solution Inc, a high availability software and solutions company, as Vice President Sales. Mr. Bennett attended the United States Military Academy at West Point, NY.

Cheli Dudai-Karpel re-joined us in March 2003 as Director, European and Israel Operations and was promoted to Vice President, European and Israel Operations in November 2004. Prior to re-joining the Company, Ms. Karpel worked as a consultant from November 2002 to March 2003. From December 2000 to November 2002 Ms. Karpel worked for Anota Ltd., a provider of e-business solutions for host-to-web access, initially as COO and was promoted to CEO in September 2001. Ms. Karpel worked from December 1999 to December 2000 for Internet2Anywhere, an Israeli based wireless internet provider, as Vice President, Marketing. From May 1993 to January 1999 Ms. Karpel worked for the Company and was a founding team member for NetManage Ltd. Ms. Karpel holds a B.A. degree in Political Science and Literature and has completed M.S. studies in Social Sciences from Haifa University. She also holds a diploma in Systems Analysis and Management from Bar-Iian University in Israel and a diploma in Management and Planning from the Israeli Institute of Technology.

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

Andrew Murchison joined us in February 2005, as Vice President, Partnerships and Alliances. Mr. Murchison worked as a consultant from November 2004 to February 2005. Mr. Murchison was the Vice President of Strategic Business Alliances, with Computer Associates International/Platinum Global and Industry Alliances, from January 1999 to October 2004. During his tenure with Computer Associates, he managed Strategic RDBMS, ERP and ISV relationships. Prior to joining Computer Associates, Mr. Murchison was Vice President of Sales at Mercantec Inc., an e-commerce software company, from July 1996 to December 1998. From July 1990 to July 1996, Mr. Murchison was Assistant Vice President of OEM Sales at Micro Focus Inc. Mr. Murchison has a B. S. degree in Physics, with a Computer Science emphasis, from Loma Linda University.

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

Avi Schlank joined NetManage in March 2006 as Vice President, Strategic Partner and Business Development. Prior to joining NetManage, Mr. Schlank was with Bits Etc, Inc., from March 2000 to February 2006, a business consulting and solutions company he co-founded. Prior to that, he was Director of Product Marketing at Wind River Systems from September 1998 to February 2000. Before joining Wind River, Mr. Schlank was Vice President, Business Development with Nice Systems from May 1997 to August 1998. Mr. Schlank holds a certification in software engineering from MAMRAM—IDF Academy of Software Engineering, Ramat Gan, Israel.

Bret L. England joined NetManage in December 2004 as Corporate Controller and Treasurer. From September 2003 to December 2004, Mr. England was the President and Founder of England Asset Management and Consulting Services. Previous to September 2003 Mr. England worked as a senior financial executive at several public and private software and internet companies including Satmetrix System—Chief Financial Officer, March 2003 to September 2003, Portal Software—VP Finance, Chief Accounting Officer, September 2001 to January 2003, Alta Vista—Chief Financial Officer and Treasurer, June 2000 to September 2001, Informix Software—International Controller, April 1999 to June 2000, and Symantec—EMEA Finance, Treasury Director, and International Tax Manager, November 1992 to April 1999. Mr. England also worked for Deloitte & Touche from June 1985 to November 1992 and KPMG from December 1983 to June 1985. Mr. England has a B.S. in Accounting from Weber State University, a Masters in Taxation from Golden Gate University, and an Executive Education Certificate from the Stanford Graduate School of Business. Mr. England is a Certified Public Accountant.

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

Item 1A—Risk Factors

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

Our operating results and net income have fluctuated significantly in the past and may continue to do so in the future, which could cause our stock price to decline.

We have experienced, and expect to experience in future periods, significant fluctuations in operating results and net income that may be caused by many factors including, among others:

•	general economic conditions;

•	changes in the demand for our products;

•	introduction or enhancements to our products and those of our competitors;

•	technological changes in computer networking;

•	competitive pricing pressures;

•	market acceptance of new products;

•	customer order deferrals in anticipation of new products and product enhancements;

•	the size and timing of individual product orders;

•	mix of international and domestic revenues;

•	mix of distribution channels through which our products are sold;

•	loss of, or failure to enter into, strategic alliances to develop or promote our products;

•	quality control of our products;

•	changes in our operating expenses;

•	personnel changes;

•	foreign currency exchange rates;

•	potential tax benefits;

•	seasonality; and

•	adverse business conditions in specific industries.

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

We have only been profitable in two years since 1995 and may never achieve profitability in the future which would weaken our financial condition.

With the exception of the net income reported for 2005 and 2004, we have not achieved profitability on an annual basis since 1995 and we may never obtain sufficient revenues to sustain profitability in any future period. In addition, we cannot be certain that we can increase profitability, particularly to the extent that we face price competition. As a result, we will need to generate significant revenues to attain profitability. Increasing competition may cause our prices to decline, which would harm our operating results. We anticipate that the prices for our software products may decline over the next few years. We expect to face increased competition in markets where we sell our products, which will make it more difficult to increase or maintain our prices and profit margins. If anticipated increases in sales volume do not keep pace with anticipated pricing pressures, our revenues would decline and our business could be harmed. Despite our efforts to introduce enhancements to our products, we may not be successful in maintaining our pricing.

We rely in part on third parties for sales of our products and our revenues could decline significantly with little or no notice.

We rely in part on our independent distributors and value-added resellers for certain elements of the marketing and distribution of our products. The agreements in place with these organizations are generally non-exclusive, of limited duration, are terminable with little or no notice by either party and generally do not contain minimum purchase requirements. There can be no assurance that we will be able to attract or retain distributors and resellers who will be able to market our products effectively. These distributors of our products are not within our control and generally represent competing product lines of other companies in addition to our products. There can be no assurance that these organizations will give a high priority to the marketing of our products, and they may give a higher priority to the products of our competitors.

Furthermore, our results of operations can also be materially adversely affected by changes in the inventory strategies of our distributors, which can occur rapidly and may not be related to end-user demand. As part of our continued strategy of selling through multiple distribution channels, we expect to continue using indirect distribution channels, particularly value-added resellers and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total net revenues during 2006 and beyond, as a result of acquisitions or increased market penetration. Any material increase in our indirect sales as a percentage of revenues may adversely affect our average selling prices and gross margins due to lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively, will be qualified to provide timely and cost-effective customer support and service, or will continue to represent our products. If we are unable to recruit or retain important resellers or distributors or if they decrease their sales of our products, we may suffer a material adverse effect on our business, financial condition or results of operations.

We have undergone significant restructurings, which may have a material adverse effect on our operating results.

We undertook a restructuring of our operations in January 2003. The restructuring plan involved reductions in our worldwide workforce and the consolidation of certain of our sales, customer support, and research and development operations. We have also had to write-down assets as part of the restructuring effort that lowered our operating results. The restructuring plans may not be successful and may not improve future operating results. We may also be required to implement additional restructuring plans in the future.

We may not be able to successfully make acquisitions of or investments in other companies or technologies which could limit our future growth and access to technology.

We have limited experience in acquiring or making investments in companies, technologies or services. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make additional acquisitions in the future if we determine that an acquisition would further our corporate strategy. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards. If we make any acquisitions, we will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel from the acquired business. However, the key personnel of the acquired business may decide not to work for us. In addition we may not be successful in the integration of product lines and customers of an acquired company. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business. No assurance can be given that any acquisition by us will or will not occur. If an acquisition does occur, no assurance can be given that it will not materially and adversely affect us, or that any such acquisition will be successful in enhancing our business.

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

We face significant competition and competition in our market is likely to increase which could harm our business.

The markets for our products are intensely competitive and characterized by rapidly changing technology, evolving industry standards, price erosion, changes in customers’ needs, and frequent new product introductions. We anticipate continued growth and competition in our industry and the entrance of new competitors into our markets, and accordingly, the markets for our products will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may not yet have entered the market. Several key factors contribute to the continued growth of our marketplaces including the proliferation of Microsoft Windows client server technology, and the continued implementation of web-based access to corporate mainframe and mid-range computer systems. Our connectivity software products compete with major computer and communication systems vendors, including Microsoft, IBM, BEA, Computer Associates International, Inc. and Sun Microsystems, Inc., as well as smaller networking software companies such as Jacada Ltd., Seagull Holding HV, and Hummingbird Ltd. We also face competition from makers of terminal emulation software such as AttachmateWRQ, and with respect to application adapters, we face competition from iWay and Attunity, Ltd.

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

Certain of our products incorporate software and other technologies developed and maintained by third parties. We license these technologies from third parties under agreements with a limited duration, and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements or find suitable replacements, we would not be able to ship many of our products and our business would be materially harmed. For example, we have a license agreement with Microquill for SmartHeap® for SMP for one year, which we incorporate in our OnWeb product line. There can be no assurance that we would be able to replace the functionality provided by the third-party technologies currently offered in conjunction with our products if those technologies become unavailable to us or obsolete or incompatible with future versions of our products or market standards.

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

Our future success depends on our ability to maintain and enter into new strategic alliances and OEM relationships to develop necessary products or technologies, to expand our distribution channels or to jointly market or gain market awareness for our products. We currently rely on strategic relationships, such as those with Microsoft to provide us with state of the art technology, assist us in integrating our products with leading industry applications and help us make use of economies of scale in manufacturing and distribution. However, we do not have written agreements with some of our strategic partners and cannot ensure these relationships will continue for a significant period of time. Many of our agreements with these partners are informal and may be terminated by them at any time. There can be no assurance that we will be successful in maintaining current alliances or developing new alliances and relationships or that such alliances and relationships will achieve their intended purposes.

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

We derived approximately 33% of our net revenues from sales outside of North America (United States and Canada) during the year ended December 31, 2005. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our sales offices and distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

The terrorist attacks in the United States, the United States response to these attacks, the current instability in Iraq have had an adverse impact on our operations. Any escalation in these events or similar future events may disrupt our operations or those of our customers. These events have had and may continue to have an adverse impact on the United States and world economies in general and consumer confidence and spending in particular, which has and could continue to harm our sales. Any of these events could increase volatility in the United States and worldwide financial markets and economies, which could harm our stock price and may limit the capital resources available to us and our customers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock and on the future price of our common stock.

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

Although our current business plan does not require the need for further financing activities to fund our operations for the foreseeable future, due to risks and uncertainties in the marketplace as well as a potential of pursuing further acquisitions, we may need to raise additional capital. If we issue additional stock to raise capital, current percentage ownership in the company would be diluted. If we raise capital through debt; our debt servicing costs will increase. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction.

As of March 17, 2006, our officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 2.2 million shares, or 23% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

We acquired Librados, Inc. in the fourth quarter of 2004 and have made a number of acquisitions in the past several years. These acquisitions were motivated by various factors, including the desire to obtain new technologies, expand and enhance our product offerings, expand our customer base, attract key personnel, and strengthen our presence in the international and OEM marketplaces. Product and technology acquisitions entail numerous risks, including:

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. Based on our market capitalization on June 30, 2006, this requirement may first apply for our fiscal year ending December 31, 2006. The standards that must be met for management to assess the internal controls over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. In addition, Section 404 requires attestation by our independent registered public accountants. We may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Increased costs associated with corporate governance compliance may significantly impact the results of our operations.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and NASDAQ National Market rules are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

These developments could make it more difficult for us to retain qualified members of our board of directors or executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing and magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase.

Item 1B—Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

Item 2—Properties

All of our office space is leased. We have approximately 50,720 square feet, net of subleased space, of leased space in North America including our 24,550 square foot headquarters building in Cupertino, California. This location supports executive, legal, finance, human resources, marketing, sales, and administration. Other primary North American (United States and Canada) sites are located in Kirkland, Washington, which houses sales, sales support, and marketing, Wakefield, Massachusetts which houses sales and sales support and Ottawa, Ontario, Canada which houses the consulting, customer and technical support, and research and development groups primarily for the presentation and integration services products. Other regional and local sales offices are located in Chicago, IL, Reston, VA, and Ottawa, Ontario, Canada with local sales offices at various locations throughout the United States.

Internationally, we lease approximately 19,400 square feet of office space in Haifa, Israel for the purpose of international sales, marketing, customer and technical support, finance, human resources, and research and development. We also lease sales offices in France, Germany, Italy, Spain, Holland, and the United Kingdom.

Item 3—Legal proceedings

We may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that may relate to acquisitions we have completed or to companies we have acquired. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these potential claims will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Item 4—Submission of matters to a vote of security holders

Not applicable.

PART II

Item 5—Market for registrant’s common equity and related stockholder matters

Market price of common stock

Our common stock is traded on the NASDAQ National Market under the symbol NETM. According to the records of our stock transfer agent, as of March 17, 2006, there were 908 stockholders of record and approximately 10,200 beneficial owners of our common stock.

The high and low closing sales prices of our common stock as reported on the NASDAQ National Market for each quarter of 2005 and 2004 were as follows:

	First	Second	Third	Fourth
2005
High	$7.40	$7.00	$6.42	$5.49
Low	$6.09	$5.70	$5.00	$4.90
2004
High	$11.39	$10.67	$7.65	$6.65
Low	$5.31	$6.10	$4.67	$4.95

Dividends

We have not declared or paid cash dividends on our common stock and do not currently intend to pay any cash dividends in the foreseeable future. We are not subject to any agreements or debt instruments that restrict the payment of cash dividends.

Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders:
1992 Plan (2)	1,161,887		$5.33		1,072,004	(2)
Directors’ Plan	68,460		$7.28		131,540
1993 Employee Stock Purchase Plan (3)	N/A		N/A		589,763	(4)
1999 Plan (5)	332,547		$3.62		416,925

Aggregate total of all equity compensation plans approved by security holders	1,562,894	(4)	$5.05	(4)	2,210,232

(1)	Excludes shares of common stock issuable upon the exercise of the outstanding options, warrants and rights listed in the column (a).
(2)	On June 5, 2002, the stockholders approved an automatic share increase provision to the 1992 Plan pursuant to which the share reserve under the plan shall automatically increase on the first trading day of January in each calendar year. Beginning with the 2003 calendar year through the calendar year 2007, the share reserve under the plan shall increase by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the immediately preceding calendar year, subject to a maximum annual increase of 285,714 shares.

(3)	On June 5, 2002, the stockholders approved an automatic share increase provision to the 1993 Employee Stock Purchase Plan pursuant to which the share reserve under the plan shall automatically increase on the first trading day of January in each calendar year. Beginning with the 2003 calendar year through the calendar year 2007, the share reserve under the plan shall increase by an amount equal to one percent (1%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the immediately preceding calendar year, subject to a maximum annual increase of 107,143 shares.
(4)	Does not include shares to be issued under the Company’s 1993 Employee Stock Purchase Plan which has as its purchase periods May 1 to October 31 and November 1 to April 30 of each year. The purchase price for shares under the purchase plan is 95% of the fair market value of the common stock on the last business day of the purchase period.
(5)	On June 15, 2005, the stockholders approved an increase in the number of shares of common stock available for issuance under the 1999 Plan by an additional 300,000 shares.

Recent Sales of our Stock

We issued 263,678 unregistered shares of our common stock in connection with the acquisition of Librados, Inc. on October 22, 2004. The stock was issued to the former stockholders of Librados, Inc. and was subsequently registered pursuant to a Form S-3 filed on February 17, 2005 and declared effective on May 26, 2005.

Item 6—Selected financial data

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

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data: (1)
Net revenues (2)	$43,434	$47,666	$50,663	$65,740	$79,284
Income (loss) from operations (3)	2,433	1,507	(4,663)	(16,941)	(11,942)
Net income (loss)	4,711	1,424	(2,685)	(21,994)	(12,269)
Net income (loss) per share, basic (4)	$0.51	$0.16	$(0.31)	$(2.46)	$(1.32)
Net income (loss) per share, diluted (4)	$0.49	$0.15	$(0.31)	$(2.46)	$(1.32)
Weighted average common shares, basic (4)	9,312	8,928	8,658	8,927	9,276
Weighted average common shares, diluted (4)	9,650	9,359	8,658	8,927	9,276
Balance Sheet Data:
Cash and cash equivalents and short term investments	$21,515	$19,789	$20,299	$24,094	$33,830
Long-term investments	1,583	—	—	—	—
Working capital (5)	14,046	9,860	7,847	10,830	19,471
Total assets	43,866	47,834	41,851	53,238	75,646
Long-term liabilities	1,150	2,543	584	2,622	1,620
Total stockholders’ equity	22,703	16,974	12,830	16,087	38,588

(1)	We acquired one company in October 2004.
(2)	Net revenues in 2001 to 2003 were previously revised to reflect a reclassification from cost of goods to net revenues related to shipping costs.
(3)

Income (loss) from operations includes restructuring charges of $1.8 million and $4.7 million for the years ended December 31, 2003 and 2002, respectively. Also, income (loss) from operations includes asset impairment charges of approximately $5.6 million and $43,000 for the year ended December 31, 2002 and 2005, respectively. See further discussion in Item 7, “Management’s discussion and analysis of financial condition and results of operations.”

(4)	All share and per share data has been retroactively adjusted to give effect to a one-for-seven reverse stock split that became effective at the close of business on September 3, 2002.
(5)	Working capital has been revised to reflect a reclassification from accrued liabilities to long-term liabilities of restructuring obligations of $1.0 million and $0.8 million for the years ended December 31, 2002 and 2001, respectively.

Item 7—Management’s discussion and analysis of financial condition and results of operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear in Item 8 of this Form 10-K.

Overview

We develop and market software solutions and service offerings that are designed to enable our customers to access, Web enable and integrate enterprise information systems. These solutions assist our customers in their efforts to leverage the investment they have in their corporate business applications, processes and data. We provide a range of personal computer, browser-based and server-based software products and tools. These products allow our customers to access and leverage applications, business processes and data on IBM and IBM compatible mainframe computers, IBM mid-range computers such as the iSeries, in packaged applications, middleware and databases such as SAP, Siebel, Oracle and PeopleSoft, amongst others, and on UNIX and Microsoft based servers. We provide support, maintenance, and technical consultation services to our customers in association with the products we develop and market. We provide applications and management consultancy to our customers primarily in association with the server-based products we deliver that are designed to allow customers to develop and deploy new web-based applications and services.

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

The growth of the Internet has also been matched by an increase in the use of mobile computing allowing users to access a company’s computer systems from remote locations within the confines of an organization’s security and access-control policies. As the Internet continues to grow, the number of different communication and inter-networking options required by major corporations to support their businesses is also increasing. The number and type of mobile computing and communication devices now includes wireless handheld devices, PDAs, Internet and Web-enabled cellular phones and smartphones. We anticipate that these trends will continue to accelerate over the next several years.

We believe that our customers require a single set of solutions that address the traditional need for host access combined with the growing need for the presentation of existing corporate systems with a Web application look and feel, and the delivery of existing corporate processes and transactions as reusable programmatic components such as Web services. In assessing the change in the marketplace, we focus our sales and marketing efforts on addressing the changing and evolving needs of our customers. Our products are designed and built to incorporate reusable components and technologies and to utilize common underlying services such as user management, system management, security, auditing and reporting. Several technologies are employed to provide solutions; which include:

1.	traditional thick client or desktop solutions;

2.	thin client or browser-based solutions; and

3.	zero footprint or server-based solutions and application adapter or connector technologies.

Within this marketplace, we believe the trend is away from desktop solutions and toward zero footprint solutions. We believe this movement is primarily driven by a company’s desire to reduce the total cost of ownership associated with deploying and maintaining these solutions. We also believe that a major element of our customer base will deploy a mixture of all types of solutions.

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

Acquisitions

We acquired Librados, Inc. (Librados) in October 2004, an early stage company selling adapters which allow data and information to be accessed and extracted from packaged applications, middleware and databases such as SAP, Siebel, Oracle, JD Edwards, PeopleSoft, and others. We paid approximately $2.0 million in cash and issued 263,678 shares of NetManage common stock valued at approximately $1.4 million. Transaction costs were approximately $0.2 million in cash. The acquisition was accounted for as a purchase and accordingly, the results of operations of Librados from the date of acquisition have been included in the Company’s consolidated financial statements. In connection with the acquisition, we recorded net liabilities of $0.8 million, identified intangible assets of $2.5 million and goodwill of $1.9 million. In addition 65,920 shares of NetManage common stock may be issued under the terms of the related agreement if a certain level of cumulative revenue from the sale of Librados product is achieved by December 31, 2006. In the quarter ended September 30, 2005, former key Librados executives terminated their employment with us and therefore the remaining unamortized value of the related employment agreements of $43,000 was expensed.

Our primary growth strategy is based on the development of new software products and the enhancement of existing products internally. However we have had a history of acquisitions and we regularly evaluate product and technology acquisition opportunities. We may make additional technology-focused acquisitions in the future if we determine that such an acquisition would further our corporate strategy and enhance our ability to address time-to-market concerns.

As described in detail in Item 1A, under the heading “Risk Factors”, acquisitions involve a number of risks, including risks relating to the integration of the acquired company’s operations, personnel and products. Our inability to integrate recent or future acquisitions could have a material adverse affect on our results of operations and financial condition.

Income taxes

During 2005, we recorded a tax benefit of approximately $1.8 million which resulted in an effective tax rate benefit of 64%. This tax benefit primarily relates to a refund of non-U.S. taxes of $0.9 million, a favorable settlement of a non-U.S. tax audit resulting in a release of accrued tax reserves of $0.4 million and a liquidation of non-U.S. entities resulting in a release of accrued tax reserves of $0.5 million. We do not anticipate realizing similar tax benefits in 2006.

Application of critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other information available to us at the time and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies used in preparing our consolidated financial statements:

Revenue Recognition: We derive revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software license maintenance and, to a lesser extent, consulting services. We license our software products both on a term basis and on a perpetual basis. Our term-based arrangements are primarily for a period of 12 months. We also license our software in both source code and object code format. We apply the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

We recognize revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a software key has been transmitted to our customer.

Product is sold without the right of return, except for distributor inventory rotation of old or excess product. Certain of our sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. We recognize sales to international resellers upon shipment, provided all other revenue recognition criteria as mentioned above have been met. We give rebates to customers on a limited basis. These rebates are presented in our Consolidated Statement of Operations as a reduction of revenue.

At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due if the customer is credit worthy or upon receipt of cash.

We assess whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash if the customer is not credit-worthy.

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

Service revenues are derived from providing our customers with software updates or upgrades for existing software products, user documentation and technical support under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE of fair value is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and collection is deemed probable. To date, consulting revenue has not been significant.

Allowance for doubtful accounts, sales returns and rebates: In establishing our allowance for doubtful accounts we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. Our accounts receivable balance was $11.3 million and $15.8 million, net of our allowance for doubtful accounts of $0.3 million and $0.9 million at December 31, 2005 and 2004, respectively. In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. Our reserves for returns were $40,000 and $124,000 at December 31, 2005 and 2004, respectively, and represented less than 0.1% and 0.3% of total net revenues for 2005 and 2004, respectively. Our reserves for rebates were $18,000 and $100,000 at December 31, 2005 and 2004, respectively, and represented less than 0.1% and 0.3% of total net revenues for 2005 and 2004, respectively.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves balance was $0.4 million and $0.7 million as of December 31, 2005 and 2004, respectively. For further discussion see Note 4 to the Notes to Consolidated Financial Statements.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2005, we had a net deferred tax asset of approximately $75.1 million, consisting primarily of net operating loss carry-forwards. Realization of such carry-forwards before they expire is dependent on our generating sufficient future taxable income. We recorded a valuation allowance for the entire balance of the net deferred tax assets at December 31, 2005 due to uncertainties related to our ability to utilize the carry-forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we will adjust these estimates in future periods. During 2005, we recorded a tax benefit of approximately $1.8 million which resulted primarily in a refund of non-U.S. taxes of $0.9 million, a favorable settlement of a non-U.S. tax audit resulting in a release of accrued tax reserves of $0.4 million and a liquidation of non-U.S. entities resulting in a release of accrued tax reserves of $0.5 million.

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

In connection with the acquisition of Librados in October 2004, we recorded an intangible asset related to employment contracts for certain individuals. In the quarter ended September 30, 2005, former key Librados executives terminated their employment and the remaining unamortized value of the related employment agreement of $43,000 was expensed.

We reviewed our recorded goodwill for impairment at December 31, 2005 and 2004. The indicated fair value of the goodwill was substantially greater than the carrying value, and accordingly, we concluded that there was no impairment as of these dates.

Recent accounting pronouncements

See Note 2 in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Restructurings

During 2003 and earlier years, we undertook a number of initiatives intended to control costs and reduce operating expenses including the discontinuance of several low revenue-generating products and the implementation of worldwide restructurings of our operations as a result of acquisitions and prevailing market conditions. We believe that the objectives set forth in our prior initiatives have been met and at this time we only foresee the need for a periodic change in estimate due to foreign exchange valuation on our non-U.S. facility obligations.

On January 30, 2003 we announced a restructuring of the Company in response to the sluggish North American and European economies. We believed it was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. We implemented a reduction in our workforce of more than 30% and recorded a $2.0 million restructuring charge consisting of $1.6 million relating to employee and other-related expenses for employee terminations and $0.4 million related to facilities no longer needed for company operations as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in the first quarter of 2003. Additional restructuring charges and credits, related to the January 2003 restructuring, of $0.9 million, $0.4 million and $(0.1) million were recorded in the second, third and fourth quarters of 2003, respectively. In 2005, we recorded a reduction in restructuring expense of approximately $0.2 million for severance related to European operations. During 2004, the Company recorded an approximately $0.2 million reduction in our estimate primarily related to the successful sublease of unoccupied space in the Ottawa facility. We anticipate that the execution of the restructuring actions will require total cash expenditures of $2.9 million which is expected to be funded from internal operations and existing cash balances. As of December 31, 2005, $2.8 million has been paid, leaving a remaining restructuring accrued liability of $44,000.

In years prior to 2003, we recorded restructuring charges related to current economic pressures or as a result of business acquisitions. As of December 31, 2005, the remaining reserves related to these restructurings were $15,000 and $304,000 in accrued liabilities and other long-term liabilities, respectively.

Stock repurchase program

Our Board of Directors has authorized the repurchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. No purchases of our common stock were made in 2005 or 2004. During 2003, we purchased 71,931 shares of our common stock on the open market at an average purchase price of $2.44 per share for a total cost of $0.2 million. Cumulatively, as of December 31, 2005, we had repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for a total cost of approximately $20.8 million from 1998 to 2003.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004 (in thousands)

	Year Ended December 31,
	2005		2004		Change
Net revenues
License fees	$17,205		$19,350		$(2,145)	(11)%
Services	26,229		28,316		(2,087)	(7)%

Total net revenues	$43,434		$47,666		$(4,232)	(9)%
As a percentage of net revenues:
License fees	39.6%		40.6%
Services	60.4%		59.4%

Total net revenues	100.0%		100.0%

Gross margin—license fees	$16,108		$17,796		$(1,688)	(9)%
Gross margin—services	22,932		24,753		(1,821)	(7)%
Gross margin—amortization of intangibles	(280)		(1,101)		821	(75)%

Total gross margin	$38,760		$41,448		$(2,688)	(6)%
As a percentage of net revenues:
Gross margin—license fees	37.0%		37.3%
Gross margin—services	52.8%		51.9%
Gross margin—amortization of intangibles	(0.6)%		(2.3)%
Total gross margin	89.2%		87.0%
Research and development	$7,200		$6,997		$203	3%
As a percentage of total net revenues:	16.6%		14.7%
Sales and marketing	$20,350		$23,189		$(2,839)	(12)%
As a percentage of total net revenues:	46.9%		48.6%
General and administrative	$8,343		$9,162		$(819)	(9)%
As a percentage of total net revenues:	19.2%		19.2%
Restructuring charges (reversals)	$(59)		$(28)		$(31)	111%
As a percentage of total net revenues:	(0.1)%		(0.1)%
Amortization of other intangible assets	$493		$621		$(128)	(21)%
As a percentage of total net revenues:	1.1%		1.3%
Interest income and other, net	$731		$129		$602	467%
As a percentage of total net revenues:	1.7%		0.3%
Foreign currency transaction gains (losses)	$(283)		$(106)		$(177)	167%
As a percentage of total net revenues:	(0.7)%		(0.2)%
Provision (benefit) for income taxes	$(1,830)		$106		$(1,936)	1,826%
As a percentage of total net revenues	(4.2	)%(1)	0.2	%(2)

Net income	$4,711		$1,424		$3,287	231%
As a percentage of total net revenues:	10.8%		3.0%

(1)	The tax benefit for the year ended December 31, 2005 was a result of favorable non-U.S. and U.S. state tax adjustments and non-U.S. tax refunds. The foreign adjustments related to resolution of a non-U.S. tax audit and dissolution of dormant entities.
(2)	The tax provision for the year ended December 31, 2004 was a result of U.S. state and local non-U.S. taxes not offset by losses.

Net revenues

Historically, a substantial portion of our total net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with product licenses.

Total net revenues decreased 9% during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decline in net revenues resulted from a decline in license revenues of $2.1 million, or

11% and a decline in services revenues of $2.1 million, or 7% from 2004. Revenue from the Librados acquisition represented approximately 4% and 1% of total net revenues in 2005 and 2004, respectively. The decrease in our total net revenues in 2005 resulted from continued pressure on IT organizations to reduce costs, a longer than anticipated sales cycle and the postponement of purchases of our products by some customers particularly in North America. We generally ship software products within a short period of time after receipt of an order and therefore we do not have a material backlog of unfilled orders.

From 2001 through 2005, we have experienced declines in our revenues on an annual basis. We believe this has resulted from the soft economic conditions in both North America and Europe which has affected our customers purchasing decisions and as a result of our transitioning our business from older, more expensive software solutions to newer technologies and solutions that utilize the internet.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 33% and 27% for the years ended December 31, 2005 and 2004, respectively.

No customer accounted for more than 10% of net revenues during the years ended December 31, 2005 and 2004.

Gross margin

Gross margin decreased in absolute dollars for both license fees and services for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily because of the decline in total net revenues of 9%.

Gross margin for license fees as a percentage of total net revenues was flat at 37% in 2005 and 2004 primarily due to a reduction in fixed costs offset in part by the 11% reduction in license fees. The gross margin for services increased to 53% in 2005 from 52% in 2004 due to a reduction in costs offset in part by the 7% reduction in services revenues. The impact on gross margin from the Librados acquisition was not material in 2005 and 2004.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R & D expenses increased $0.2 million or 3% percent of total net revenues for 2005 as compared to 2004, primarily as a result of a full year of salary and consulting costs associated with the Librados product line.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in 2005 or 2004.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, salaries of marketing personnel, advertising and promotional expenses, occupancy and related costs. Sales and marketing expenses decreased $2.8 million, or 12%, as a percentage of total net revenues for the year 2005, as compared to the year 2004, primarily as a result of strong cost controls, fewer sales and marketing personnel resulting in lower salary and related expenses, and lower commission expense as a result of lower bookings. Additionally in 2004, sales and marketing expenses included $1.2 million of severance costs related to the termination of senior sales management in Europe. No such expense was incurred in 2005.

General and administrative

General and administrative expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. General and administrative expenses decreased $0.8 million, or 9% as a percentage of total net revenues for the year 2005 as compared to 2004 primarily as a result of a reduction in stock compensation expense and reduced legal fees.

Restructuring charges (reversals)

Restructuring charges in 2005 of $(59,000) relate primarily to an adjustment to the 2003 and 1999 restructurings reserves. Restructuring charges in 2004 of $(28,000) relate primarily to an adjustment of the 2003 and 2002 restructurings reserves.

Amortization of other intangible assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter.

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives ranging from two to five years. In connection with the acquisition of Librados in October 2004, we recorded an intangible asset related to employment contracts for certain individuals. In the quarter ended September 30, 2005, employment with these individuals was terminated and the remaining unamortized value of the related intangible asset of $43,000 was expensed. Amortization expense was $0.7 million and $1.7 million of other intangibles in 2005 and 2004, respectively.

Interest income and other, net

The largest component of interest income and other, net is interest earned on cash, cash equivalents and investments, primarily held in the U.S. Interest income and other, net was $0.7 million, or 1.6% for 2005 and was $0.1, or 0.3% for 2004. The increase in 2005 as compared to 2004 is primarily due to interest earned on income tax refunds in Germany of approximately $0.2 million and $0.5 million from the investment of a higher proportion of our cash in interest bearing securities with higher average interest rates in 2005 than in 2004.

Foreign currency transaction gains ( losses)

We recorded a transaction loss of $(0.3) million and $(0.1) million for the year ended December 31, 2005 and 2004 respectively. The transaction loss for the year ended December 31, 2005 is primarily composed of foreign exchange loss of $(0.4) million on intercompany accounts offset by approximately $0.1 million gain on vendor and customer foreign denominated assets and liabilities. The transaction loss for the year ended December 31, 2004 includes a transaction gain of $0.4 million related to the liquidation of certain dormant entities offset by $(0.4) million on intercompany accounts and $(0.1) million on vendor and customer foreign denominated assets and liabilities. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British Pound (Pound) and the Euro. For the years ended December 31, 2005 and 2004, the relationship of the Shekel to the USD, the Pound and the Euro was as follows:

	Year ended December 31,
	2005	2004
USD% Change	5.7%	-0.6%
Pound% Change	-5.0%	7.6%
Euro% Change	-8.0%	8.0%

Provision for income taxes

We recorded a tax benefit for the year ended December 31, 2005 of approximately $1.8 million, related to U.S. state income taxes and net non-U.S. tax benefits. This tax benefit primarily relates to a refund of non-U.S. taxes of $0.9 million, a favorable settlement of a non-U.S. tax audit resulting in a release of accrued tax reserves of $0.4 million and liquidation of non-U.S. entities resulting in a release of accrued tax reserves of $0.5 million. Our effective tax rate benefit for 2005 was approximately 64%. Excluding the tax benefits, the effective tax rate for 2005 would be less than 1% due to our current U.S. consolidated tax loss position. We recorded a tax provision for the year ended December 31, 2004 of $0.1 million, which consisted of U.S. state income taxes and non-U.S. income taxes. Our effective tax rate for 2004 was approximately 7%, due to our current U.S. consolidated tax loss position.

As of December 31, 2005, we had a gross deferred tax asset of approximately $74.5 million. Realization of the gross deferred tax asset is dependent on our generating sufficient future taxable income. We have fully reserved the gross deferred tax asset because we have concluded that it more likely than not that the deferred tax assets will not be realized.

Year ended December 31, 2004 compared to year ended December 31, 2003 (in thousands)

	Year Ended December 31,				Change
	2004		2003
Net revenues
License fees	$19,350		$20,644		$(1,294)	(6)%
Services	28,316		30,019		(1,703)	(6)%

Total net revenues	$47,666		$50,663		$(2,997)	(6)%
As a percentage of net revenues:
License fees	40.6%		40.7%
Services	59.4%		59.3%

Total net revenues	100.0%		100.0%

Gross margin—license fees	$17,796		$18,843		$(1,047)	(6)%
Gross margin—services	24,753		25,383		(630)	(2)%
Gross margin—amortization of intangibles	(1,101)		(1,236)		135	(11)%

Total gross margin	$41,448		$42,990		$(1,542)	(4)%
As a percentage of net revenues:
Gross margin—license fees	37.3%		37.2%
Gross margin—services	51.9%		50.1%
Gross margin—amortization of intangible	(2.3)%		(2.4)%
Total gross margin	86.9%		84.9%
Research and development	$6,997		$8,258		$(1,261)	(15)%
As a percentage of total net revenues:	14.7%		16.3%
Sales and marketing	$23,189		$25,501		$(2,312)	(9)%
As a percentage of total net revenues:	48.6%		50.3%
General and administrative	$9,162		$11,489		$(2,327)	(20)%
As a percentage of total net revenues:	19.2%		22.7%
Restructuring charges	$(28)		$1,806		$(1,834)	(102)%
As a percentage of total net revenues:	(0.1)%		3.6%
Amortization of other intangible assets	$621		$599		$22	4%
As a percentage of total net revenues:	1.3%		1.2%
Interest income and other, net	$129		$36		$93	258%
As a percentage of total net revenues:	0.3%		0.1%
Foreign currency transaction gains (losses)	$(106)		$635		$(741)	(117)%
As a percentage of total net revenues:	(0.2)%		1.3%
Provision (benefit) for income taxes	$106		$(1,307)		$1,413	(108)%
Effective tax rate (benefit)	0.2	%(1)	(2.6	)%(2)

Net income (loss)	$1,424		$(2,685)		$4,109	(153)%
As a percentage of total net revenues:	3.0%		(5.3)%

(1)	The tax provision for the year ended December 31, 2004 was a result of favorable U.S. state and local non-U.S. taxes not offset by losses.
(2)	The tax benefit for the year ended December 31, 2003 was a result of non-U.S. tax refunds.

Net revenues

Historically, a substantial portion of our total net revenues have been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with product licenses.

Total net revenues decreased 6% during the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decline in net revenues resulted from a decline in license revenues of $1.3 million, or

6% and a decline in services revenues of $1.7 million, or 6% from 2003. Revenue from the Librados acquisition represented approximately 1% of total net revenues in 2004. The decrease in our total net revenues in 2004 resulted from continued customer decisions to cancel or postpone purchases of our products due to the slow North American and European economies and ongoing pressures on average selling prices. We generally ship software products within a short period of time after receipt of an order and therefore we do not have a material backlog of unfilled orders.

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

Gross margin for license fees as a percentage of total net revenues was flat at 37% in 2004 and 2003 primarily due to a reduction in fixed costs offset in part by the 6% reduction in license fees. The gross margin for services increased to 52% in 2004 from 50% in 2003 due to a reduction in costs offset in part by the 6% reduction in services revenues. The impact on gross margin from the Librados acquisition was not material.

Research and development

Research and development expenses decreased $1.3 million, or 15% of total net revenues for 2004 as compared to 2003, primarily as a result of strong cost controls and a full year’s benefit of the reduction in headcount from 2003.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in 2004 or 2003.

Sales and marketing

Sales and marketing expenses decreased $2.3 million, or 9% as a percentage of total net revenues for the year 2004 as compared to the year 2003, primarily as a result of strong cost controls and a full year’s benefit of the reduction in headcount from 2003 offset in part by severance costs of $1.2 million related to the termination of senior sales management in Europe. In addition, expenses directly related to the reduction in headcount, benefits and travel, commission expense, and occupancy costs were lower in 2004 than 2003.

General and administrative

General and administrative expenses decreased $2.3 million, or 20% as a percentage of total net revenues for the year 2004 as compared to 2003, primarily as a result of strong cost controls, a full year’s benefit of the reduction in headcount from 2003 and lower consulting costs.

Restructuring charges

On January 30, 2003 the Company announced a restructuring of its operations in response to the sluggish North American and European economies. It was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. The Company implemented a reduction in our workforce of more than 30% and recorded a $3.2 million restructuring charge related to expenses for employee terminations and expenses related to facilities no longer needed for company operations as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $3.0 million, which is expected to be funded from internal operations and existing cash balances. As of December 31, 2004, restructuring costs totaling $3.0 million required $2.7 million in cash expenditures, leaving a remaining restructuring current liability of $0.2 million and a long-term liability of $0.1 million. Restructuring charges in 2004 of $(28,000) relate primarily to an adjustment of the 2003 and 2002 restructurings reserves. Restructuring charges in 2003 of $1.8 million relate primarily to the January 2003 restructuring of $3.2 million offset by a change in estimate of $(1.3) million for non-U.S. facilities and personnel expenses related to the August 2002 restructuring.

Amortization of other intangible assets

On January 1, 2002, the Company implemented SFAS No. 142 Goodwill and Other Intangible Assets which requires that goodwill periodically be reviewed for impairment but no longer amortized. $0.6 million of other intangibles were amortized in both 2004 and 2003. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life from two years to five years.

Interest income and other, net

Interest income and other, net was $129,000, or 0.3% as a percentage of total net revenues for the year 2004 as compared to $68,000, or 0.1% as a percentage of total net revenues for the year 2003.

Foreign currency transaction gains ( losses)

For the year ended December 31, 2004, we recorded a transaction loss of $(0.1) million and for the year ended December 31, 2003, a transaction gain of $0.6 million. The transaction loss for the year ended December 31, 2004 includes a transaction gain of $0.4 million related to the liquidation of certain dormant entities offset by $(0.4) million on intercompany accounts and $(0.1) million on vendor and customer foreign denominated assets and liabilities. For the year ended December 31, 2003, includes transaction gains of $0.1 million related to the liquidation of certain dormant entities and of $0.6 million on intercompany accounts offset by a transaction loss of $(0.1) million on vendor and customer foreign denominated assets and liabilities. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British Pound (Pound) and the Euro. For the years ended December 31, 2004 and 2003, the relationship of the Shekel to the USD, the Pound and the Euro was as follows:

	Year ended December 31,
	2004	2003
USD% Change	-0.6%	-7.9%
Pound% Change	7.6%	2.1%
Euro% Change	8.0%	10.3%

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

Disclosures about market risk

Disclosures about market risk can be found below, under Item 7A—Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources

	2005	2004
	(in thousands)
Cash and cash equivalents	$7,530	$19,570
Short-term investments	13,985	219
Long-term investments	1,583	—
Net cash provided by operating activities	3,400	3,012
Net cash used in investing activities	(16,262)	(4,626)
Net cash provided by financing activities	831	988

During the year ended December 31, 2005, our aggregate cash and cash equivalents, and short-term and long-term investments increased to $23.1 million from $19.8 million at December 31, 2004. The increase of $3.3 million is largely the result of collection of receivables reduced in part by a reduction of accounts payables, accrued liabilities and payroll expenses. Net cash used in investing activities of $16.2 million is primarily a result of converting cash to short-term and long-term investments. Net cash provided by financing activities of $0.8 million is primarily a result of cash generated from the issuance of shares under our employee stock purchase plan and stock option plans.

At December 31, 2005, we had working capital of $14.0 million. We believe that our current cash balance and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements and complete currently identified projects and planned objectives for at least the next 12 months. Although we do not have any specific commitments with regard to future capital expenditures, we do anticipate normal capital expenditures for the replacement and addition of computer equipment and furniture and fixtures related to our operations. Our cash balance could be impacted by the risks and uncertainties outlined above in Item 1A, however there are no additional trends or uncertainties that we are aware of that will materially impact our cash balance.

A table of our contractual future obligations as of December 31, 2005 is as follows (in thousands):

	Amount of commitment expiration per period
	Total	Less Than 12 Months	13-24 Months	25-36 Months	More Than 36 Months
Capital leases	$32	$7	$7	$7	$11
Operating leases	$10,023	$2,203	$2,061	$1,956	$3,803

Total	$10,055	$2,210	$2,068	$1,963	$3,814

Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary public stock offerings and private preferred stock issuances, which aggregated net proceeds to us of approximately $72.5 million. Excluding 2005, domestic and international economic events over the past several years have negatively impacted our ability to generate sufficient cash to offset our cash outflows. We have taken a number of measures to reverse this trend including restructuring our organization, reducing our operating expenses through the closing of excess facilities, subleasing excess facility space, and carefully monitoring our discretionary expenses which have helped us achieve positive cash flow in 2005. Our business has been and will continue to be dependent upon the spending of our customers and their respective IT organizations.

As of December 31, 2005, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity. If our credit rating was to change materially it could impact our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Our Board has authorized the repurchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. No purchases of our common stock were made in 2005 or 2004. During 2003, we repurchased 71,931 shares of our common stock for $0.2 million on the open market at an average price of $2.44 per share. During 2002, we repurchased 616,401 shares of our common stock on the open market at an average purchase price of $3.83 per share for a total cost of $2.4 million. Cumulatively, as of December 31, 2005, we had repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for a total cost of $20.8 million.

Item 7A—Quantitative and qualitative disclosures about market risk

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

We mitigate default and liquidity risks by investing only in safe and high credit quality securities, and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We mitigate risk by investing only in the highest quality bonds as rated by Moody’s and Standard & Poor’s and only allowing up to 5% of the portfolio to be invested in one corporate bond issuer.

The table below presents the carrying value, market value and related weighted average interest rates for our cash and interest-bearing investment portfolio as of December 31, 2005. All investments mature, by policy, in four years or less.

	Carrying Value	Market Value	Interest Rate/Yield
	(in thousands, except for interest rates/yields)
Cash and Investment Securities:
Cash—fixed rate	$4,635	$4,635	*
Cash equivalents	$2,895	$2,895	3.7%
Corporate bonds	$13,133	$13,096	3.8% - 5.1%
Taxable municipal bonds	$728	$724	4.7%
Government bonds	$1,658	$1,655	4.3% - 4.6%
Time deposits and other	$86	$86	*

*	Interest rate/yield is less than 1%

Foreign currency risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately six foreign currencies worldwide, of which the most significant to our operations are the Euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. The net results of the transaction gains or losses appear in the line entitled foreign currency transaction gains (losses) in the Consolidated Statements of Operations. At the end of each period, the translation of the Consolidated Balance Sheets from local currency to the group currency appears in the Consolidated Statements of Comprehensive Income (Loss) under the foreign currency translation adjustments line.

We currently do not enter into financial instruments for hedging or speculative purposes. There were no forward foreign exchange contracts used during the three year period ended December 31, 2005. We may institute a foreign currency hedging program in the future.

The following table presents the potential impact on cash flow of changes in exchange rates as noted (in thousands):

	December 31, 2005	Cash flow impact on change in exchange rates
		-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1) (2)	$11,586	$(980)	$(617)	$505	$724
Accounts payable (2)	(1,176)	113	71	(58)	(83)
Intercompany with U.S. (3)	2,054	(206)	(130)	106	152

(1)	Accounts receivable does not include allowances of $259,000.
(2)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Consolidated Balance Sheet.
(3)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of December 31, 2005 and that there is no change in rates between the various non-U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Consolidated Statements of Operations.

Item 8—Financial statements and supplementary data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetManage, Inc.

Cupertino, California:

We have audited the accompanying consolidated balance sheets of NetManage, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetManage, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 23, 2006

NETMANAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,530	$19,570
Short-term investments	13,985	219
Accounts receivable, net of allowances of $259 and $883, respectively	11,327	15,780
Prepaid expenses and other current assets	1,217	2,608

Total current assets	34,059	38,177

Property and equipment, at cost:
Computer software and equipment	1,289	1,101
Furniture and fixtures	2,779	2,687
Leasehold improvements and other	737	988

	4,805	4,776
Less accumulated depreciation	(2,000)	(1,546)

Net property and equipment	2,805	3,230

Goodwill	3,697	3,667
Other intangibles, net	1,604	2,376
Long-term investments	1,583	—
Other long-term assets	118	384

Total assets	$43,866	$47,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,176	$2,763
Accrued liabilities	2,009	2,992
Accrued payroll and related expenses	2,311	3,612
Deferred revenue	14,081	17,517
Income taxes payable	436	1,433

Total current liabilities	20,013	28,317

Long-term liabilities:
Deferred revenue	343	1,757
Other long-term liabilities	807	786

Total long-term liabilities	1,150	2,543

Total liabilities	21,163	30,860

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value—Authorized—1,000,000 shares. No shares issued and outstanding	—	—
Common stock, $0.01 par value—Authorized—36,000,000 shares. Issued—11,466,200 and 11,275,373 shares, respectively. Outstanding—9,389,352 and 9,198,525 shares, respectively	115	113
Treasury stock, at cost—2,076,848 shares	(20,804)	(20,804)
Additional paid-in capital	181,755	180,968
Accumulated deficit	(134,707)	(139,418)
Accumulated other comprehensive loss	(3,656)	(3,885)

Total stockholders’ equity	22,703	16,974

Total liabilities and stockholders’ equity	$43,866	$47,834

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Net revenues:
License fees	$17,205	$19,350	$20,644
Services	26,229	28,316	30,019

Total net revenues	43,434	47,666	50,663

Cost of revenues:
License fees	1,097	1,554	1,801
Services	3,297	3,563	4,636
Amortization of developed technology	280	1,101	1,236

Total cost of revenues	4,674	6,218	7,673

Gross margin	38,760	41,448	42,990

Operating expenses:
Research and development	7,200	6,997	8,258
Sales and marketing	20,350	23,189	25,501
General and administrative	8,343	9,162	11,489
Restructuring charges (reversals)	(59)	(28)	1,806
Amortization of other intangible assets	493	621	599

Total operating expenses	36,327	39,941	47,653

Income (loss) from operations	2,433	1,507	(4,663)
Interest income and other, net	731	129	36
Foreign currency transaction gains (losses)	(283)	(106)	635

Income (loss) before income tax provision (benefit)	2,881	1,530	(3,992)
Income tax provision (benefit)	(1,830)	106	(1,307)

Net income (loss)	$4,711	$1,424	$(2,685)

Net income (loss) per share:
Basic	$0.51	$0.16	$(0.31)
Diluted	$0.49	$0.15	$(0.31)
Weighted average common shares and equivalents:
Basic	9,312	8,928	8,658
Diluted	9,650	9,359	8,658

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$4,711	$1,424	$(2,685)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(47)	(61)	61
Foreign currency translation adjustments	276	(112)	(703)

Comprehensive income (loss)	$4,940	$1,251	$(3,327)

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2002	8,693,108	$107	$(20,629)	$177,836	$(138,157)	$(3,070)	$16,087
Sale of common stock under employee stock purchase plan	87,283	1	—	81	—	—	82
Exercise of common stock options	2,245	—	—	5	—	—	5
Stock compensation	—	—	—	158	—	—	158
Repurchase of common stock for cash	(71,931)	—	(175)	—	—	—	(175)
Unrealized gain on investments	—	—	—	—	—	61	61
Foreign currency translation adjustment	—	—	—	—	—	(703)	(703)
Net loss	—	—	—	—	(2,685)	—	(2,685)

Balance, December 31, 2003	8,710,705	$108	$(20,804)	$178,080	$(140,842)	$(3,712)	$12,830
Sale of common stock under employee stock purchase plan	75,354	1	—	332	—	—	333
Exercise of common stock options	148,788	1	—	654	—	—	655
Common stock issued in connection with Librados acquisition	263,678	3	—	1,397	—	—	1,400
Stock compensation	—	—	—	505	—	—	505
Unrealized loss on investments	—	—	—	—	—	(61)	(61)
Foreign currency translation adjustment	—	—	—	—	—	(112)	(112)
Net income	—	—	—	—	1,424	—	1,424

Balance, December 31, 2004	9,198,525	$113	$(20,804)	$180,968	$(139,418)	$(3,885)	$16,974
Sale of common stock under employee stock purchase plan	86,067	1	—	370	—	—	371
Exercise of common stock options	104,760	1	—	459	—	—	460
Stock compensation	—	—	—	24	—	—	24
Stock issuance costs	—	—	—	(66)	—	—	(66)
Unrealized loss on investments	—	—	—	—	—	(47)	(47)
Foreign currency translation adjustment	—	—	—	—	—	276	276
Net income	—	—	—	—	4,711	—	4,711

Balance, December 31, 2005	9,389,352	$115	$(20,804)	$181,755	$(134,707)	$(3,656)	$22,703

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,711	$1,424	$(2,685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,889	2,777	2,937
Provision for doubtful accounts and returns	(240)	326	122
Stock compensation expense	24	505	158
Transaction gain on liquidation of dormant entities	—	(470)	—
Loss (gain) on disposal of property, plant & equipment	1	(124)	38
Loss (gain) on investments	(35)	—	32
Non-cash impairment charges	43	—	—
Change in operating assets and liabilities:
Accounts receivable	4,327	(2,919)	4,957
Prepaid expenses and other current assets	1,247	960	(24)
Other assets	206	(391)	186
Accounts payable	(1,533)	284	(279)
Accrued liabilities, payroll and payroll-related expenses	(1,962)	(2,223)	(3,810)
Deferred revenue and other long-term liabilities	(4,329)	708	(2,998)
Income taxes payable	(987)	195	40
Long term liabilities	38	1,960	(2,038)

Net cash provided by (used in) operating activities	3,400	3,012	(3,364)

Cash flows from investing activities:
Purchases of investments	(42,870)	(151)	(151)
Proceeds from sales and maturities of investments	27,456	41	143
Purchases of property and equipment	(782)	(2,293)	(935)
Acquisition, net of cash acquired	—	(2,223)	—
Acquisition related costs	(66)	—	—

Net cash used in investing activities	(16,262)	(4,626)	(943)

Cash flows from financing activities:
Proceeds from sale of common stock	831	988	87
Repurchase of common stock	—	—	(175)

Net cash provided by (used in) financing activities	831	988	(88)

Effect of exchange rate changes on cash	(9)	36	541

Net decrease in cash and cash equivalents	(12,040)	(590)	(3,854)
Cash and cash equivalents, beginning of year	19,570	20,160	24,014

Cash and cash equivalents, end of year	$7,530	$19,570	$20,160

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$51	$104	$246
Interest	$5	$24	$167
Value of common stock issued in acquisition of Librados, Inc.	$—	$1,400	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and organization:

NetManage, or the Company, develops and markets software and service solutions that are designed to allow its customers to access, Web enable, integrate and leverage the investment they have in their corporate business applications, processes and data. NetManage’s business is primarily focused on providing a range of personal computer, browser-based and server-based software programs and software tools. These products are intended to allow NetManage customers to access and use their mission-critical line-of-business applications and resources to publish and integrate information from existing corporate systems in a web presentation particularly to new users via the Internet and create new Web-based applications that leverage a corporation’s existing business processes.

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

NetManage’s products, which are designed to enable end-user devices, including personal computers, to communicate with large centralized corporate computer systems and the applications that are hosted on them, are marketed and licensed under the brand name of RUMBA. The Company’s products designed to allow devices running Web browsers to communicate with large centralized corporate computer systems through either software downloaded into the client browser or through solutions that deliver connectivity for Web browser users without the requirement for software on the user’s device other than the browser itself, are marketed and licensed under the brand name OnWeb. These solutions also allow single or multiple business applications to be presented with a Web look and feel. NetManage’s server-side solutions are designed to allow the integration of single or multiple existing business processes into reusable software components, such as Web Services, Microsoft .NET Assemblies and Enterprise JavaBeans, that can be incorporated into new applications being built on major application frameworks including .NET and J2EE, are marketed and licensed under the OnWeb brand name. The Company’s range of individual application adapter products are designed to allow for the integration of applications being written on major application frameworks with existing enterprise applications, such as SAP, PeopleSoft, JD Edwards, Siebel and Oracle, and are marketed and licensed under the OnWeb and Librados brand names.

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

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency translation, foreign exchange contracts and comprehensive income

The functional currency of NetManage’s foreign subsidiaries is the local currency of each subsidiary. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are included in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in net income (loss).

NetManage currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three year period ended December 31, 2005.

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

Investments

The Company accounts for its investments under the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments are classified as either available-for-sale or held-to-maturity securities. All available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, reported in the consolidated balance sheet as “Accumulated other comprehensive loss.” Held-to-maturity investments are valued using the amortized cost method.

Beginning in the third quarter of 2005, the Company converted a portion of its cash and cash equivalents to longer term securities. The following table summarizes the Company’s cash, cash equivalents, short-term and long-term investments as of December 31, 2005 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,635	$—	$—	$4,635
Cash equivalents	2,895	—	—	2,895

Total cash and cash equivalents	$7,530	$—	$—	$7,530

Held-to-maturity investments:
Time deposits	$49	$—	$—	$49
Corporate bonds	13,133	—	(37)	13,096
Taxable municipal bonds	728	—	(4)	724
Government bonds	1,658	—	(3)	1,655
Restricted cash deposits	37	—	—	37

Total investments	$15,605	$—	$(44)	$15,561
Less amounts classified as other non-current assets	(37)	—	—	(37)
Less amounts classified as long-term investments	(1,583)	—	11	(1,572)

Total short-term investments	$13,985	$—	$(33)	$13,952

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortized Cost
Cash and cash equivalents:
Cash	$4,686
Cash equivalents, money market funds	14,884

Total cash and cash equivalents	$19,570

Short-term investments:
KANA Software, Inc. (1)	$77
Time deposits	$142

Total short-term investments	$219

(1)	The Company sold its minority interest of less than 1% in KANA Software Inc., a publicly traded company, in the quarter ended June 30, 2005. Shares in KANA Software Inc., were held as available for sale investments and included an unrealized gain of $47,000 at December 31, 2004.

The contractual maturity dates for held-to-maturity securities as of December 31, 2005 are (in thousands):

	Less than one year	One to two years
Money market funds	$2,895	$—
Corporate bonds	12,278	855
Taxable municipal bonds	—	728
Government bonds	1,658	—
Time deposits and other	49	37

Total	$16,880	$1,620

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

Depreciation expense for 2005, 2004 and 2003 was $1.2 million, $1.0 million and $1.1 million, respectively.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net property and equipment in North America and Europe is as follows (in thousands):

	Years Ended December 31,
	2005	2004
North America	$2,276	$2,651
Europe	529	579

Total	$2,805	$3,230

Goodwill and other intangible assets, net

NetManage reviews for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. NetManage evaluates possible impairment of long-lived assets using estimates of undiscounted future cash flows. Impairment loss to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of long-lived assets and intangibles using primarily the estimated discounted future cash flows method. Management uses other alternative valuation techniques whenever the estimated discounted future cash flows method is not applicable.

Goodwill and other indefinite lived assets are not amortized but are reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter. NetManage performs its annual impairment review during the fourth quarter of each year. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. NetManage determines an impairment loss using the discounted future cash flows method.

In connection with the acquisition of Librados in October 2004, the Company recorded an intangible asset related to employment contracts for certain key Librados executives. In the quarter ended September 30, 2005, these individuals terminated employment with the Company and the remaining unamortized value of the related intangible asset of $43,000 was expensed. No impairment charge was recorded in 2004.

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	December 31, 2005	December 31, 2004
Carrying amount of:
Developed technology	$1,400	$1,400
Employment contracts	—	79
Non-compete contracts	721	721
Trade names	300	300

Gross carrying amount of other intangibles	2,421	2,500
Less accumulated amortization:
Developed technology	(326)	(47)
Employment contract	—	(7)
Non-compete contracts	(421)	(60)
Trade names	(70)	(10)

Net carrying amount of other intangibles	$1,604	$2,376

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount and accumulated amortization as of December 31, 2005 and December 31, 2004 have been adjusted to exclude intangibles that were fully amortized as of December 31, 2005 and December 31, 2004, respectively.

The remaining net carrying amount of other intangibles is expected to be amortized as follows (in thousands):

Year	Amortization Expense
2006	$640
2007	340
2008	340
2009	284

$1,604

Accrued liabilities

Accrued liabilities at December 31, 2005 and 2004 consisted of the following (in thousands):

Description	December 31, 2005	December 31, 2004
Current restructuring (see Note 4)	$34	$302
Other accruals	1,975	2,690

Total	$2,009	$2,992

Long-term liabilities

Long-term liabilities at December 31, 2005 and 2004 consisted of the following (in thousands):

Description	December 31, 2005	December 31, 2004
Long-term restructuring (see Note 4)	$329	$394
Long-term other	478	392
Long-term deferred revenue	343	1,757

Total long-term liabilities	$1,150	$2,543

Software development costs

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for Computer Software to be Sold, Leased or Otherwise Marketed, under which capitalization of software development costs begins upon the establishment of technological feasibility of the product, which management defines as the development of a working model and further defines as the development of a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic life and changes in technology. Such costs are reported at the lower of cost or net realizable value. Amortization of purchased software is generally computed on a straight-line basis over one to five years or, if less, the estimated remaining economic life of the underlying products. To date, software development costs that were eligible for capitalization have not been significant. Accordingly, all other software development costs have been expensed as incurred.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of credit risk

Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash investments and trade receivables. NetManage has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. No single customer accounts for more than 10% of accounts receivable as of December 31, 2005 and 2004. There were no customers that accounted for more than 10% of consolidated revenues in 2005, 2004 or 2003.

Net income (loss) per share

Basic net income (loss) per share data has been computed using the weighted-average number of shares of common stock outstanding during the indicated periods. Diluted net income (loss) per share data has been computed using the weighted-average number of shares of common stock and potential dilutive common shares. Potential dilutive common shares include dilutive shares that may be issued upon the exercise of outstanding common stock options computed using the treasury stock method.

As of December 31, 2005, 2004 and 2003, potentially dilutive securities, consisting of stock options, are as shown in the following table. In those periods in which a net loss was recorded, the potentially dilutive securities were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

	December 31, 2005	December 31, 2004	December 31, 2003
Potentially dilutive shares	337,233	430,851	34,506

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	December 31, 2005	December 31, 2004	December 31, 2003
Net income (loss)	$4,711	$1,424	$(2,685)

Shares used to compute basic net income (loss) per share	9,312	8,928	8,658
Potentially dilutive shares used to compute net income per share on a diluted basis	338	431	—

Shares used to compute diluted net income (loss) per share	9,650	9,359	8,658

Net income (loss) per share:
Basic	$0.51	$0.16	$(0.31)
Diluted	$0.49	$0.15	$(0.31)

Revenue recognition

NetManage derives revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software license maintenance and, to a lesser extent, consulting services. NetManage licenses its software products on a term basis and on a

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

perpetual basis. Its term-based arrangements are primarily for a period of 12 months. NetManage also licenses its software in both source code and object code format. NetManage applies the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

NetManage recognizes revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a software key has been transmitted to our customer.

Product is sold, without the right of return, except for distributor inventory rotation of old or excess product. Certain of its sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the distributor sells the merchandise. NetManage recognizes sales to international resellers upon shipment, provided all other revenue recognition criteria have been met. NetManage gives rebates to customers on a limited basis. These rebates are presented in its Consolidated Statements of Operations as a reduction of revenue.

At the time of the transaction, the Company assesses whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. NetManage assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, the Company accounts for the fee as not being fixed and determinable. In these cases, it recognizes revenue as the fees become due if the customer is credit-worthy or upon receipt of cash if the customer is not credit-worthy.

NetManage assesses whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If it determines that collection of a fee is not reasonably assured, the Company recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

For all sales, except those completed over the Internet, NetManage uses either a binding purchase order or equivalent customer commitment or signed license agreement as evidence of an arrangement. For sales over the Internet, it uses a credit card authorization as evidence of an arrangement. Sales through the Company’s distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

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

Service revenues are derived from providing our customers with software updates for existing software products, user documentation and technical support under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the services determined based on VSOE of fair value is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and collection is deemed probable. To date, consulting revenue has not been significant.

Advertising and sales promotion costs

Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales promotion costs totaled $0.5 million, $0.3 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

	2005	2004	2003
Net income (loss) as reported	$4,711	$1,424	$(2,685)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(866)	(927)	(3,460)
Less: Stock based compensation expense included in net income (loss)	34	85	74

Pro forma net income (loss)	$3,879	$582	$(6,071)

Earnings (loss) per share:
Earnings (loss) per basic share, as reported	$0.51	$0.16	$(0.31)
Earnings (loss) per basic share, proforma	$0.42	$0.07	$(0.70)
Earnings (loss) per diluted share, as reported	$0.49	$0.15	$(0.31)
Earnings (loss) per diluted share, proforma	$0.40	$0.06	$(0.70)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the applicable periods:

	2005	2004	2003
Volatility	35.9%	76.2%	77.3%
Weighted average risk-free interest rate	4.01%	3.20%	2.58%
Dividend yield	0.00%	0.00%	0.00%
Expected term	3 - 4 months beyond vest date	3 - 4 months beyond vest date	3 - 4 months beyond vest date

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

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with the same vesting schedule that was in effect for the cancelled options, but measured from the grant date of the replacement options. In addition, no vesting credit was provided for the period between the date the original options were tendered and the date the replacement options were granted.

On June 13, 2003, employees tendered options to purchase an aggregate of 542,150 shares in connection with the offer. These options were cancelled under the Company’s 1992 Stock Option Plan as amended and the 1999 Non-statutory Stock Option Plan following their exchange.

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

Recent accounting pronouncements

In November 2005, the Financial Accounting Board (FASB) issued FASB Staff Position (“FSP”) No. 115-1 and FSP No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is evaluating the requirements under FSP 115-1 but does not expect that the adoption of FSP 115-1 will have a significant adverse impact on its consolidated statements of operations and net income per share.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154) which replaces Accounting Principles Board No. 20 (“APB 20”), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a significant adverse impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be adopted in the first quarter of the fiscal year beginning after June 15, 2005. As a result, NetManage will adopt SFAS 123R in the first quarter of fiscal year 2006.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. See “Stock Compensation” above for the pro forma net income and net income per share amounts, for fiscal years 2003 through 2005, as if the Company had used a fair-value-based method similar to methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. NetManage is evaluating the requirements under SFAS 123R and expect that the adoption may have a significant adverse impact on its consolidated statements of operations and net income per share.

In September 2004, the Financial Accounting Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issues 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the recognition and measurement guidance in EITF Issue no. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance in necessary for securities analyzed for impairment under EITF Issue No. 03-1. NetManage continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

3. Acquisitions:

On October 22, 2004, the Company completed its acquisition of Librados an early stage company that developed, marketed and sold adapters which allow data and information to be accessed and extracted from packaged applications, middleware and databases such as SAP, Siebel, Oracle, JD Edwards and PeopleSoft. The Company paid $2.0 million in cash and issued 263,678 shares of NetManage common stock valued at approximately $1.4 million for 100% of the outstanding common shares of Librados. Transaction costs were $0.2 million in cash. On February 17, 2005, NetManage filed a Form S-3 with the SEC to register its common shares issued with respect to the acquisition and to fulfill its obligation under the registration rights agreement with Librados and its stockholders. The Form S-3 was filed on February 17, 2005 and was declared effective on May 26, 2005. Additionally, 65,920 shares of NetManage common stock may be issued under the terms of the related agreement if a certain level of cumulative revenue is achieved by December 31, 2006. NetManage hired all five employees of Librados in October 2004 however in the quarter ended September 30, 2005 all three of the key former Librados executives terminated their employment with NetManage. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Librados from the date of acquisition forward have been recorded in the Company’s consolidated financial statements.

The aggregate purchase price of the acquisition of Librados was computed as follows (in thousands):

Cash compensation	$2,000
Value of NetManage common stock issued	1,400
Acquisition costs	225

$3,625

The purchase price was allocated as follows (in thousands):

Cash and investments	$2
Other current and non-current assets	406
Equipment	15
Intangible assets	4,405
Deferred revenue	(987)
Other liabilities assumed	(216)

Net assets acquired	$3,625

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets of $4.4 million, consisting of goodwill of $1.9 million and other intangible assets of $2.5 million, including developed technology of $1.4 million, employment agreements of $0.1 million, non-compete agreements of $0.7 million and trade name of $0.3 million were recorded in connection with the acquisition. In the quarter ended September 30, 2005, the key senior management of Librados terminated their employment with NetManage and the remaining unamortized value of the related intangible asset of $43,000 was expensed. Other intangible assets are being amortized over their estimated useful lives of two to five years.

4. Restructuring charges (reversals):

On January 30, 2003 NetManage announced a restructuring of its operations in response to the sluggish North American and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses to bring them in line with its revised anticipated revenue levels. The Company implemented a reduction in its workforce of more than 30% and recorded a $3.2 million restructuring charge related to expenses for employee terminations and expenses related to facilities no longer needed for Company operations during 2003 as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During 2005 and 2004, we recorded adjustments to the previously recorded reserves of approximately $(0.2) million and $(0.2) million, respectively. During 2004, the Company recorded a $0.2 million reduction in estimate primarily related to the successful sublease of unoccupied space in the Ottawa facility. In 2005, the Company recorded a reduction in restructuring expense of $0.2 million for severance related to European operations. As of December 31, 2005, restructuring costs total $2.9 million required $2.8 million in cash expenditures. The remaining reserve related to this restructuring of $44,000, is included in accrued liabilities as of December 31, 2005.

The distribution of the reduction in workforce was as follows (number of employees):

	Terminations	Replacements	Net Reduction
Operations	10	6	4
Services	14	1	13
Research and development	19	—	19
Sales and marketing	44	4	40
General and administrative	24	5	19

Total	111	16	95

The restructuring charge of $2.9 million includes $2.4 million for employee severances and related expenses, plus $0.5 million in facility expenses related to leased facilities in Germany and Canada.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table lists the components of the January 2003 restructuring charge for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Employee Costs	Excess Facilities	Total
Initial reserve established in 2003	$2,551	$561	$3,112
Change in estimates in 2003	18	68	86
Reserves utilized in year ended December 31, 2003	(2,347)	(305)	(2,652)

Balance at December 31, 2003	$222	$324	$546
Reserve provided in 2004	34	—	34
Change in estimates in 2004	(22)	(174)	(196)
Reserves utilized in year ended December 31, 2004	(29)	(68)	(97)

Balance at December 31, 2004	$205	$82	$287
Change in estimates in 2005	(187)	—	(187)
Reserves utilized in year ended December 31, 2005	(18)	(38)	(56)

Balance at December 31, 2005	$—	$44	$44

On August 8, 2002, NetManage announced a restructuring of its operations designed to re-align its core business functions and reduce operating expenses. As part of the restructuring, NetManage reduced its workforce by approximately 26% and recorded a $4.6 million charge to operating expenses in the third quarter of 2002. The restructuring charge included $2.6 million of expenses related to facilities no longer needed for the Company’s operations and $2.0 million of employee and other-related expenses for employee terminations. Approximately $0.2 million of this restructuring activity relates to the write-off of excess equipment, furniture, software and leasehold improvements and is included in the $2.6 million related to facilities. In 2003, based on a review of current operations, the Company made the decision to revise the original restructuring plan by retaining certain personnel in European locations who had been identified for termination and certain related offices that had been identified for closure. This decision resulted in a reduction in its estimate of $0.9 million for employee costs and $0.4 million for facility costs. In 2004, the Company recorded a reduction in its estimate of $58,000 related to reduced employee severance costs and reduced facility expenses. In 2005 the Company recorded an additional $9,000 in increased restructuring expense and paid all remaining obligations associated with this restructuring. The Company anticipated that the execution of the restructuring actions would require total cash expenditures of $3.1 million, which were funded from internal operations and existing cash balances. As of December 31, 2005, $3.1 million in restructuring costs have been paid and the reserve has been fully utilized.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table lists the components of the August 2002 restructuring charge for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2002	$1,122	$2,156	$3,278
Change in estimates in 2003	(762)	(499)	(1,261)
Reserves utilized in year ended December 31, 2003	(204)	(983)	(1,187)

Balance at December 31, 2003	$156	$674	$830
Change in estimates in 2004	(36)	(22)	(58)
Reserves utilized in year ended December 31, 2004	(120)	(612)	(732)

Balance at December 31, 2004	$—	$40	$40
Change in estimates in 2005	—	9	9
Reserves utilized in year ended December 31, 2005	—	(49)	(49)

Balance at December 31, 2005	$—	$—	$—

In August 1998, following the acquisition of FTP Software, or FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, NetManage recorded a $7.0 million charge to operating expenses in 1998. In 2004, the Company recorded an increase in restructuring expense of approximately $184,000 composed of $40,000 in rent adjustments, $70,000 in sublease income not recovered and $74,000 in foreign exchange adjustments. In 2005, the Company recorded an increase in restructuring expense of $120,000 composed of primarily of sublease income not recovered. The remaining reserve related to this restructuring is $319,000, which is included in accrued liabilities and long-term liabilities as of December 31, 2005.

The following table lists the components of the August 1998 restructuring reserve for the years ended December 31, 2005, 2004 and 2003 (in thousands):

Excess Facilities
Balance at December 31, 2002	$673
Change in estimates in 2003	(249)
Reserve utilized in year ended December 31, 2003	(111)

Balance at December 31, 2003	313
Change in estimates in 2004	184
Reserves utilized in year ended December 31, 2004	(128)

Balance at December 31, 2004	$369
Change in estimates in 2005	120
Reserves utilized in year ended December 31, 2005	(170)

Balance at December 31, 2005	$319

5. Commitments and contingencies:

Legal proceedings

The Company may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that may relate to acquisitions we have

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completed or to companies we have acquired. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these potential claims will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Leases

Facilities and equipment are leased under non-cancelable leases expiring on various dates through the year 2011. The Company has one capital lease. As of December 31, 2005, future minimum rental and lease payments for all leases are as follows (in thousands):

Year	Lease Payments
2006	$2,841
2007	2,453
2008	2,110
2009	1,837
Thereafter	2,406

Gross lease obligations	$11,647
Less sublease income	(1,592)

Total minimum obligations, net of sublease income	$10,055

Rent expense was approximately $1.3 million, $2.3 million and $3.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, net of sublease payments.

Other

As an element of its standard commercial terms, NetManage includes an indemnification clause in its software licensing agreements that indemnifies the licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement by its software. NetManage’s indemnification limitation is the cost to defend any third party claim brought against its customers, and to the maximum, a refund of the purchase price. To date the Company has not experienced any claims related to its indemnification provisions and therefore has not established an indemnification loss reserve.

6. Stockholders’ equity:

Common stock

As of December 31, 2005, NetManage reserved the following shares of authorized but unissued common stock:

Employee stock option plans	2,983,363
Directors’ stock option plan	200,000
Employee stock purchase plan	589,763

Total shares reserved	3,773,126

Stock repurchase plan

Previously, NetManage’s Board of Directors authorized the repurchase of up to 2,142,857 shares of the Company’s common stock from time to time for possible reissue and general corporate purposes. No purchases

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company’s common stock were made during 2005 or 2004. During 2003 and 2002 NetManage repurchased 71,931 and 616,401 shares of NetManage common stock, respectively, on the open market at an average purchase price of $2.44 and $3.83 per share, respectively, for a total cost of $0.2 million and $2.4 million respectively.

Authorized Shares Decrease

On June 9, 2004, the NetManage stockholders approved an amendment to NetManage’s Certificate of Incorporation to decrease the authorized number of shares of preferred stock and common stock from 5,000,000 and 125,000,000 shares, respectively, to 1,000,000 and 36,000,000 shares, respectively.

Stockholder Rights Plan

On April 26, 1999, pursuant to a Preferred Shares Rights Agreement between NetManage and BankBoston, N.A., as rights agent, the Company’s Board of Directors declared a dividend of the right to purchase one share of the Company’s Series A Participating Preferred Stock for each one thousand outstanding shares of Common Stock. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $24.00, subject to adjustment. The rights will not be exercisable until the earlier of: (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding Common Shares or (ii) 10 business days following the commencement of, or announcement of a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding Common Shares. Upon the occurrence of certain events, the holders of rights (other than certain “Acquiring Persons” as defined in the rights agreement) will thereafter have the right to receive, upon exercise of the right, Common Shares having a value equal to two times the exercise price then in effect. The rights expire on May 7, 2009 unless redeemed prior to that date.

7. Stock option, stock purchase plans, and employee benefit plan:

Employee stock option plans

The 1999 Non-Statutory Stock Option Plan was initially adopted by the Board of Directors on October 25, 1999, and amended and restated on April 19, 2002, (the “1999 Plan”). The Board of Directors authorized and reserved for the issuance of 571,429 shares of NetManage common stock. At the Company’s Annual Stockholder’s Meeting on June 15, 2005, a majority of the stockholders of the Company present or represented and entitled to vote approved the following: (i) an increase in the number of shares reserved for issuance under the 1999 Plan by 300,000 shares; and (ii) an extension of the term of the plan to October 25, 2015. NetManage stockholders have authorized and reserved for issuance a total of 871,429 shares under the 1999 Plan. The 1999 Plan provides for the grant of non-qualified stock options to officers and employees in its employ, or in the employ of any subsidiary company, to members of the Board of Directors, and to independent consultants who provide services to the Company, or subsidiary companies. However, not more than 50% of the shares authorized for issuance under the 1999 Plan may be issued pursuant to option grants made to officers or the members of the Board of Directors. The exercise price of the stock options, issued under the 1999 Plan shall not be less than 100% of the fair market value per share (being the closing price of the share on the NASDAQ National Market). Options granted under the 1999 Plan become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the 1999 Plan is 10 years.

On June 26, 1992, the Board of Directors approved the 1992 Employee Stock Option Plan, (the 1992 Plan). At the Company’s Annual Stockholder’s Meeting, on June 5, 2002, a majority of the stockholders of the

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company present or represented and entitled to vote at the Meeting approved the following: (i) an increase in the number of shares reserved for issuance under the 1992 Plan by 214,286 shares; (ii) the addition of an annual share increase provision to the 1992 Plan beginning in the calendar year 2003 and continuing through calendar year 2007; and (iii) an extension of the term of the 1992 Plan to July 22, 2012. As of December 31, 2005, NetManage stockholders had authorized a total of 2,870,176 shares for issuance under the 1992 Plan including 275,956, 261,321, and 261,470 shares authorized for issuance in 2005, 2004 and 2003, respectively. The 1992 Plan provides for the grant of incentive stock options to employees and officers and non-statutory stock options to employees, officers, directors and consultants. Pursuant to the terms of the 1992 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value (being the closing price of the share on the NASDAQ National Market) of the common stock on the date of grant (110% of such fair market value in the case of a grant to a holder of more than 10% of the voting power of NetManage’s outstanding capital stock (a 10% stockholder)); the exercise price of non-statutory options may not be less than 85% of such fair market value. Under the 1992 Plan stock options generally vest over a period of four years. The maximum term of a stock option under the 1992 Plan is 10 years (five years in the case of an incentive option granted to a 10% stockholder).

Non-employee directors’ stock option plan

The Directors’ Plan was initially adopted by the Board on July 22, 1993 and amended and restated on April 29, 2003. On May 28, 2003 at the Company’s Annual Stockholder’s Meeting a majority of the stockholders of the Company present or represented and entitled to vote at the meeting approved an increase in the number of shares authorized so that the maximum numbers of shares of common stock that may be delivered in respect of options granted under the Director’s Plan is 200,000 shares and extended the term of the plan to July 22, 2013. Under the Directors’ Plan, options may be granted only to non-employee directors of the Company. All option grants will have an exercise price per share of 100% of the fair market value (being the closing price of the share on the NASDAQ National Market) of the common stock on the date of grant. Options granted under the Directors’ Plan become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the Directors’ Plan is 10 years.

Employee stock purchase plan

In July 1993, the Company adopted the Employee Stock Purchase Plan (the “Purchase Plan”). On June 5, 2002 at our Annual Meeting of Stockholders’ a majority of the stockholders of the Company present or represented and entitled to vote at the meeting approved the following: (i) an increase in the number of shares reserved for issuance under the Purchase Plan by 214,286 shares, (ii) the addition of the annual share increase provision to the Purchase Plan beginning in the calendar year 2003 and continuing through calendar year 2007, and (iii) an extension of term of the Purchase Plan to April 30, 2012. As of December 31, 2005, NetManage’s stockholders authorized 1,251,962 shares of common stock for issuance under the Purchase Plan including 91,985, 87,107, and 87,156 shares authorized for issuance in 2005, 2004 and 2003, respectively. Effective for the offering period beginning November 1, 2005, under the Purchase Plan, NetManage employees, subject to certain restrictions, may purchase shares of common stock at a price per share that is equal to 95% of the fair market value of the common stock on the last business day of the purchase period. For the years ended December 31, 2005, 2004 and 2003, 86,067, 75,354, and 87,686 shares, respectively, were issued under the Purchase Plan at prices ranging from $4.25 to $4.38, $4.39 to $4.51, and $0.72 to $1.15, respectively.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

Option activity, including the acquired options, under NetManage’s stock option plans was as follows:

	Options Available	Options Issued & Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002	1,244,789	1,009,422	$13.34
Authorized	347,661	—
Granted	(1,388,739)	1,388,739	4.20
Exercised	—	(2,245)	2.29
Canceled tendered options	542,150	(542,150)	16.04
Terminated	342,627	(342,627)	14.05

Balance at December 31, 2003	1,088,488	1,511,139	4.46
Authorized	261,323	—
Granted	(436,652)	436,652	5.88
Exercised	—	(148,788)	4.38
Terminated	202,565	(202,565)	4.80

Balance at December 31, 2004	1,115,724	1,596,438	4.84
Authorized	575,956	—
Granted	(343,048)	343,048	6.38
Exercised	—	(104,755)	4.40
Terminated	271,837	(271,837)	5.72

Balance at December 31, 2005	1,620,469	1,562,894	$5.05

Exercisable at December 31, 2003		522,552	$5.30
Exercisable at December 31, 2004		690,861	$4.65
Exercisable at December 31, 2005		850,215	$4.59

The following table summarizes NetManage’s outstanding options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.88–$4.48	242,566	7.23	$1.91	209,866	$1.93
$4.78–$4.78	658,207	7.96	$4.78	488,390	$4.78
$5.11–$30.84	662,121	8.54	$6.47	151,959	$7.64

$0.88–$30.84	1,562,894	8.09	$5.05	850,215	$4.59

The weighted average fair values of options granted during 2005, 2004 and 2003 were $2.29, $3.27 and $3.09 per share, respectively.

Employee benefit plan

NetManage has an Employee 401(k) Savings Plan, (the 401(k) Plan) established in 1992 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from 1% to 25% of their eligible pre-tax compensation up to the amount allowable under current income tax regulations. Under the 401(k) Plan NetManage is not required to make contributions and has not made any contributions since inception.

8. Income taxes

The provision (benefit) for income taxes is based upon income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
U.S.	$1,100	$2,533	$(974)
Non-U.S.	1,781	(1,003)	(3,018)

Income (loss) before income tax provision (benefit)	$2,881	$1,530	$(3,992)

The components of the provision (benefit) for income taxes, net of valuation allowances, are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
U.S.-Federal	$—	$—	$—
U.S.-State	(7)	79	(43)
Non-U.S.	(1,823)	27	(1,264)

Total current	(1,830)	106	(1,307)

Deferred	—	—	—

Provision (benefit) for income taxes	$(1,830)	$106	$(1,307)

The provision (benefit) for income taxes differs from the amounts that would result by applying the applicable statutory federal income tax rate to income before taxes, as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Provision (benefit) at U.S. federal statutory rate	$1,008	$535	$(1,397)
U.S. state income taxes, net of U.S. federal tax benefits	11	41	(43)
Incremental tax (benefit) on non-U.S. operations	(1,876)	365	(207)
Change in valuation allowance	(972)	9,680	313
Tax loss on liquidation	—	(10,579)	—
Nondeductible expenses	—	67	31
Other permanent differences	(1)	(3)	(4)

Provision (benefit) for income taxes	$(1,830)	$106	$(1,307)

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Deferred tax assets:
Deferred revenue recognized currently for tax purposes	$73	$878	$19
Reserves and accruals not currently deductible for tax purposes	628	637	1,565
Net operating loss carry forwards	61,024	64,319	56,844
Tax credit carry forwards	4,113	3,772	2,673
Deferred R & D expenses	5,427	6,031	6,432
Basis difference in fixed assets	—	—	458
Amortizable intangibles	3,278	5,451	5,670
Other temporary differences	175	197	849

Total deferred tax asset	74,718	81,285	74,510

Deferred tax liabilities:
Basis difference in fixed assets	(245)	(424)	—

Total deferred tax liabilities	(245)	(424)	—

Net total deferred tax asset	74,473	80,861	—
Less: Valuation allowance	(74,473)	(80,861)	(74,510)

Net deferred tax asset	$—	$—	$—

The pretax income (loss) from non-U.S. subsidiaries, which is comprised of Canadian, European, Asian, and Latin American operations, was $(0.1) million, $(1.0) million and $(3.0) million, in 2005, 2004 and 2003, respectively. Undistributed earnings of NetManage’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, NetManage may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

The income tax benefit of $1.8 million for the year ended December 31, 2005 resulted primarily from non-U.S. tax accruals released and foreign tax refunds received. The income tax expense of $0.1 million for the year ended December 31, 2004 resulted primarily from U.S. state and non-U.S. taxes not offset by losses. NetManage obtained a tax benefit of $10.6 million resulting from the loss on liquidation of subsidiaries recorded in 2004. The Company has fully reserved the gross deferred tax asset, because the realization of the deferred tax assets is uncertain. The income tax benefit of $1.3 million for the year ended December 31, 2003 resulted primarily from non-U.S. tax refunds.

Currently, management believes it is more likely than not that the net deferred tax asset will not be realized and, accordingly has recorded a valuation allowance for the entire balance. This is due to the history of net operating losses that NetManage has incurred. The amount of the deferred tax asset considered realizable, however may change if actual future taxable income differs from estimated amounts.

At December 31, 2005, NetManage had net operating loss carry forwards of approximately $145.8 million and $43.6 million for U.S. federal and U.S. state income tax purposes, respectively, expiring at various dates

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through 2025 and U.S. federal tax credit carry forwards of approximately $1.1 million that expire in various years through 2011. At December 31, 2005, NetManage had non-U.S. net operating loss carry forwards of approximately $55.0 million available to offset future taxable income in several non-U.S. jurisdictions. In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a three year period results in an annual limitation on its ability to utilize its U.S. federal net operating loss carry forward from tax periods prior to the ownership change. Such a change in ownership occurred with respect to NetManage’s past acquisition of certain companies. Accordingly, NetManage’s net operating losses and credits are subject to these limitations. Included in the above net operating loss carry forwards are $62.4 million and $4.9 million of U.S. federal and state operating losses, respectively, which are limited as referred to above. These limitations may result in the expirations of these net operating tax loss and tax credit carry forwards before utilization. There are also $0.8 million in U.S. federal tax credit carry forwards, which are similarly limited. These tax loss and tax credit carry forwards relate to acquisitions accounted for under the purchase method of accounting. The benefit of such losses and tax credits, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense subject to limitations under the Internal Revenue Code and similar U.S. state provisions. At December 31, 2005, the net carrying amount of goodwill and other non-current intangible assets against which such pre-acquisition tax attributes could be applied is $5.3 million. During 2004 and 2003, NetManage utilized pre-acquisition net operating losses and tax credits to reduce current tax liabilities for those years on Canadian taxable income to zero. The benefit from the release of valuation allowance attributable to these tax attributes, which approximated $0.1 million and $0.7 million in 2003 and 2002, respectively, has been recorded as a reduction of goodwill.

During the years ended December 31, 2005, 2004 and 2003, NetManage recognized benefits of $0.7 million, $0.8 million and $0.2 million, respectively from the utilization of worldwide post-acquisition net operating loss carry forwards for which NetManage had previously established a full valuation allowance. Because of the full valuation allowance against the deferred tax assets, the benefit from the utilization of these tax attributes had not been previously recognized.

NetManage’s subsidiary in Haifa, Israel (NetManage, Ltd.), has received government approved enterprise status for its investment plans. Under these plans, NetManage, Ltd. was granted a ten-year tax holiday. During the first two years of the tax holiday, NetManage, Ltd. was exempt from taxation on income generated during that period. For the remaining eight years in which income is generated by NetManage, Ltd., that generated income will be taxed at a reduced income tax rate of 10%. The plans currently in effect will expire at various dates through 2015.

9. Segment information

The Company operates in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company designs, develops, markets and sells software products involving both client-side and server-side solutions. NetManage’s chief operating officer is its chief executive officer.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net revenues:
North America operations	$29,224	$34,851	$36,196
European operations	13,526	11,929	13,329
Latin America operations	212	453	438
Asian operations	472	433	700

Total net revenues	$43,434	$47,666	$50,663

Approximately 81% and 82% of the Company’s net fixed assets are located in North America as of December 31, 2005 and 2004, respectively. Approximately 19% and 18% of the Company’s fixed assets are located in Europe as of December 31, 2005 and 2004, respectively.

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

During 2005, 2004 and 2003 the Company has recorded $24,000, $505,000, and $158,000, respectively as a result of the stock options awarded to Dr. Harrison, in compensation expense under this agreement based on an aggregate option fair value of $687,000. During 2005, 2004 and 2003 the Company recorded total aggregate cash and non-cash compensation of $81,600, $643,000, and $238,500, respectively related to this arrangement under General and administrative expense in the Consolidated Statements of Operations.

Quarterly financial data (unaudited)

We have experienced, and expect to experience in future periods, significant fluctuations in operating results that may be caused by many factors, including, among others, those described above within Item 1A—Risk Factors. Our future revenues and results of operations could be subject to significant volatility and may also be unpredictable due to shipment patterns typical of the software industry. A significant percentage of our net revenues are generally recognized in the third month of each quarter and tend to occur in the latter half of that month. We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

The following table sets forth unaudited consolidated quarterly financial information for 2005 and 2004. This unaudited information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all normal and reoccurring adjustments necessary for the fair presentation of the information for the periods presented.

2005 Quarter Ended (Unaudited) (in thousands, except per share amounts)

	December 31	September 30	June 30	March 31
Statement of Operations Data:
Net revenues	$10,699	$9,948	$10,663	$12,124
Gross margin	9,534	8,843	9,493	10,890
Income from operations	852	573	320	688
Net income	$1,604	$1,604	$695	$808

Net income per share, basic	$0.17	$0.17	$0.07	$0.09
Net income per share, diluted	$0.17	$0.17	$0.07	$0.08

Weighted average common shares, basic	9,387	9,341	9,301	9,221
Weighted average common shares, diluted	9,578	9,598	9,705	9,708

2004 Quarter Ended (Unaudited) (in thousands, except per share amounts)

	December 31	September 30	June 30	March 31
Statement of Operations Data:
Net revenues	$13,157	$11,633	$10,996	$11,880
Gross margin	11,694	10,008	9,429	10,317
Income from operations	758	490	117	142
Net income (loss)	$735	$863	$257	$(431)

Net income (loss) per share, basic	$0.08	$0.10	$0.03	$(0.05)
Net income (loss) per share, diluted	$0.08	$0.09	$0.03	$(0.05)

Weighted average common shares, basic	9,184	8,895	8,868	8,766
Weighted average common shares, diluted	9,439	9,189	9,469	8,766

Item 9—Changes in and disagreements with accountants on accounting and financial disclosure

None

Item 9A—Controls and Procedures

Evaluation of disclosure controls and procedures

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

Changes in internal controls

As indicated on the cover page of this report, NetManage is not an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act. The Company must reassess its status as a non-accelerated filer on June 30, 2006, based on the Company’s market capitalization as of that date. NetManage will be required to include in its periodic filings under the Exchange Act the disclosures contemplated by Section 404 of the Sarbanes-Oxley Act beginning with its Annual Report on Form 10-K for the year ending December 31, 2006 if it is an accelerated filer as of June 30, 2006 or for the year ending December 31, 2007 if it is not an accelerated filer as of June 30, 2006. Section 404 will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s registered public accounting firm have issued an attestation report on management’s assessment of internal control over financial reporting.

There have been no changes in our internal controls during the Company’s most recent fiscal year covered by this report, or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the Company’s most recent fiscal year covered by this report.

Item 9B—Other Information

None

PART III

Item 10—Directors and executive officers of the registrant

Our definitive Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders, to be held on May 24, 2006. Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management—Compliance with the Reporting Requirements of Section 16(a)”.

Reference is made to the information regarding executive officers appearing in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Item 11—Executive compensation

The information required by this item is incorporated herein by reference from the information contained in the Proxy Statement under the caption “Executive Compensation”.

Item 12—Security ownership of certain beneficial owners and management and related stockholder matters

The information required by this item is incorporated herein by reference from the information contained in our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees”.

Item 13—Certain relationships and related transactions

The information required by this item is incorporated herein by reference from the information contained in our Proxy Statement under the caption “Certain Transactions”.

Item 14—Principal accountant fees and services

The information required by this item is incorporated herein by reference from the information contained in the Proxy Statement under the caption “Fees paid to Deloitte & Touche LLP during 2005”.

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

All other schedules not listed in the accompanying index have been omitted as they are either not required, not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report.

(b) Exhibits

See Item 15(a)(3) of this Annual Report.

(c) Financial Statement Schedule

See Item 15 (a)(2) of this Annual Report.

NETMANAGE, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Revenues, Costs or Expenses	Additions, Deductions and Write-Offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2003:
Allowance for doubtful accounts and sales returns	$1,077	$122	$(277)	$922
Year ended December 31, 2004:
Allowance for doubtful accounts and sales returns	$922	$326	$(365)	$883
Year ended December 31, 2005:
Allowance for doubtful accounts and sales returns	$883	$(240)	$(384)	$259

	Balance at Beginning of Period	Reserve Provided	Reserve Utilized	Additions/ Deduction	Balance at End of Period
	(in thousands)
FTP Restructuring Reserve
Year ended December 31, 2003	$673	$—	$(111)	$(249)	$313
Year ended December 31, 2004	$313	$—	$(128)	$184	$369
Year ended December 31, 2005	$369	$—	$(170)	$120	$319
Wall Data and Simware Restructuring Reserve
Year ended December 31, 2003	$435	$—	$(525)	$194	$104
Year ended December 31, 2004	$104	$—	$(104)	$—	$—
NetManage Restructuring Reserve (August 2000)
Year ended December 31, 2003	$207	$—	$(130)	$(77)	$—
NetManage Restructuring Reserve (August 2002)
Year ended December 31, 2003	$3,278	$—	$(1,187)	$(1,261)	$830
Year ended December 31, 2004	$830	$—	$(740)	$(50)	$40
Year ended December 31, 2005	$40	$—	$(49)	$9	$—
NetManage Restructuring Reserve (January 2003)
Year ended December 31, 2003	$—	$3,112	$(2,652)	$86	$546
Year ended December 31, 2004	$546	$34	$(97)	$(196)	$287
Year ended December 31, 2005	$287	$—	$(56)	$(187)	$44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March 2006.

NETMANAGE, INC.

By:	/s/ ZVI ALON
Zvi Alon Chairman of the Board, President and Chief Executive Officer (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZVI ALON Zvi Alon	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2006

/s/ MICHAEL PECKHAM Michael Peckham	Chief Financial Officer and Senior Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	March 23, 2006

/s/ JOHN BOSCH John Bosch	Director	March 23, 2006

/s/ UZIA GALIL Uzia Galil	Director	March 23, 2006

/s/ SHELLEY HARRISON Shelley Harrison	Director	March 23, 2006

/s/ DARRELL MILLER Darrell Miller	Director	March 23, 2006

/s/ ABRAHAM OSTROVSKY Abraham Ostrovsky	Director	March 23, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation, Syzygy Communications, Inc. and the Designated Shareholders, dated October 16, 1995.(1)

2.2	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation and AGE Logic, Inc., dated November 17, 1995.(1)

2.3	Stock Purchase Agreement by and among the Registrant, Network Software Associates, Inc. a California corporation, NetSoft, a California corporation, holders of securities of NSA and holders of securities of NetSoft, dated as of July 8, 1997.(2)

2.4	Agreement and Plan of Reorganization by and among the Registrant, Amanda Acquisition Corp. and FTP Software, Inc., dated as of June 15, 1998, as amended as of June 30, 1998 and July 14, 1998.(3)

2.5	Acquisition Agreement by and among Registrant, NetManage Bid Co., Preston Delaware Acquisition Corporation and Simware Inc., dated as of September 26, 1999.(4)

2.6	Agreement and Plan of Merger by and among Registrant, NetManage Acquisition Corporation and Wall Data Incorporated, dated October 20, 1999.(5)

2.7	Stock Purchase Agreement by and among the Registrant, Librados, Inc., a Delaware corporation, and holders of securities of Librados, Inc., dated as of September 22, 2004.(6)

3.1	Certificate of Incorporation of the Registrant.(7)

3.2	Restated Certificate of Incorporation of the Registrant filed June 9, 2004.(8)

3.3	Amended and Restated Bylaws of NetManage, Inc.(13)

4.1	Form of Common Stock certificate.(7)

4.2	Preferred Shares Rights Agreement, among the Registrant and the parties named therein, dated as of July 24, 1993 as amended May 7, 1999.(7)

4.3	Form of Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock.(7)

4.4	Form of Rights Certificate.(9)

4.5	Registration Rights Agreement by and among the Registrant, and holders of securities of Librados, Inc. dated October 22, 2004 (6)

10.1	Form of Indemnity Agreement entered into among the Registrant and our directors and officers.(7)

10.2*	Registrant’s 1992 Stock Option Plan, as amended and restated, including forms of option agreements.(10)

10.3*	Registrant’s 1993 Non-Employee Directors Stock Option Plan, as amended, including form of option agreements.(10)

10.4*	Registrant’s 1993 Employee Stock Purchase Plan, as amended and restated, including form of offering document.(10)

10.5	Lease between the Registrant and Stevens Creek Office Center Associates, dated June 15, 2004 (6)

10.6	Agreement between NetManage, Ltd., Elron Electronic Industries, Ltd., and NetVision, Ltd., dated July 1, 1995.(7)

10.7*	Registrant’s 1999 Non-Statutory Stock Option Plan, including form of option agreements.(11)

10.8	Independent Services Agreement by and between NetManage, Inc. and Dr. Shelley Harrison dated May 28, 2003.(12)

Exhibit Number	Exhibit Title
14.1**	Code of Business Conduct

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Deloitte & Touche LLP

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Certifications as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 1995.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated July 29, 1997.
(3)	Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in the Form S-4.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated December 23, 1999.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated January 12, 2000.
(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.
(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-66460) dated July 24, 1993, as amended, which became effective September 20, 1993.
(8)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Form S-8 Registration Statement filed on April 9, 2003.
(10)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(11)	Incorporated by reference to the exhibits filed with the Registrant’s Form 10-K dated March 30, 2000.
(12)	Incorporated by reference to the exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2003.
(13)	Incorporated by reference to the exhibits filed with the Registrant’s Form 10-K dated March 22, 2005.

*	Employee Benefit Plan
**	Filed herein