Form 10-Q
period 2006-03-31
NETMANAGE INC
filed 2006-05-12
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of May 4, 2006: 9,421,117

NetManage, Inc.

Forward-looking statements

Some of the statements contained in this Quarterly Report on Form 10-Q other than purely historical information, including statements regarding expectations, estimates, projections, business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,288	$7,530
Short-term investments	13,683	13,985
Accounts receivable, net of allowances of $205 and $259, respectively	5,488	11,327
Prepaid expenses and other current assets	1,176	1,217

Total current assets	31,635	34,059

Property and equipment, at cost:
Computer software and equipment	1,202	1,289
Furniture and fixtures	2,674	2,779
Leasehold improvements	695	737

	4,571	4,805
Less-accumulated depreciation	(2,019)	(2,000)

Net property and equipment	2,552	2,805

Goodwill	3,648	3,697
Other intangibles, net	1,429	1,604
Long-term investments	723	1,583
Other assets	152	118

Total assets	$40,139	$43,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$901	$1,176
Accrued liabilities	1,005	2,009
Accrued payroll and related expenses	2,163	2,311
Deferred revenue	12,594	14,081
Income taxes payable	306	436

Total current liabilities	16,969	20,013

Long-term liabilities:
Deferred revenue	309	343
Other long-term liabilities	727	807

Total long-term liabilities	1,036	1,150

Total liabilities	18,005	21,163

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value - Authorized - 1,000,000 shares No shares issued and outstanding	—	—
Common stock, $0.01 par value - Authorized - 36,000,000 shares Issued - 11,476,298 and 11,466,200 shares, respectively Outstanding - 9,399,450 and 9,389,352 shares, respectively	115	115
Treasury stock, at cost - 2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	181,928	181,755
Accumulated deficit	(135,461)	(134,707)
Accumulated other comprehensive loss	(3,644)	(3,656)

Total stockholders’ equity	22,134	22,703

Total liabilities and stockholders’ equity	$40,139	$43,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues:
License fees	$2,723	$5,322
Services	5,805	6,802

Total net revenues	8,528	12,124

Cost of revenues:
License fees (1)	200	326
Services (1)	728	838
Amortization of developed technology	70	70

Total cost of revenues	998	1,234

Gross margin	7,530	10,890

Operating expenses:
Research and development (1)	1,853	1,937
Sales and marketing (1)	4,971	5,639
General and administrative (1)	1,689	2,438
Restructuring charges	(36)	73
Amortization of intangible assets	105	115

Total operating expenses	8,582	10,202

Income (loss) from operations	(1,052)	688
Interest income and other, net	308	66
Foreign currency transaction gains (losses)	(3)	71

Income (loss) before income taxes	(747)	825
Income tax provision	7	17

Net income (loss)	$(754)	$808

Net income (loss) per share:
Basic	$(0.08)	$0.09
Diluted	$(0.08)	$0.08
Weighted average common shares:
Basic	9,393	9,221
Diluted	9,393	9,708

(1)	Cost of revenues and operating expenses for the three month period ended March 31, 2006 includes $6,000 and $121,000 of share-based compensation, respectively, related to the adoption of SFAS 123(R). See Notes to Condensed Consolidated Financial Statements, “Stock- based compensation” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(754)	$808
Other comprehensive income (loss):
Unrealized loss on investments, net	—	(8)
Foreign currency translation adjustments, net	12	(98)

Total comprehensive income (loss)	$(742)	$702

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(754)	$808
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	462	473
Loss on disposal of property, plant and equipment	24	—
Provision for doubtful accounts and returns	(48)	224
Share-based compensation expense	127	25
Changes in operating assets and liabilities:
Accounts receivable	5,938	7,403
Prepaid expenses and other current assets	41	506
Other assets	21	282
Accounts payable	(271)	(1,009)
Accrued liabilities, payroll and payroll-related expenses	(1,158)	(1,125)
Deferred revenue	(1,576)	(2,427)
Income taxes payable	(130)	(3)
Other long-term liabilities	(85)	(44)

Net cash provided by operating activities	2,591	5,113

Cash flows from investing activities:
Purchases of short-term investments	(3,300)	—
Proceeds from sales and maturities of short-term investments	4,413	21
Purchases of property and equipment	(85)	(226)
Other	49	(48)

Net cash provided by (used in) investing activities	1,077	(253)

Cash flows from financing activities:
Proceeds from sale of common stock	46	161

Net cash provided by financing activities	46	161

Effect of exchange rate changes on cash	44	35

Net increase in cash and cash equivalents	3,758	5,056
Cash and cash equivalents, beginning of period	7,530	19,570

Cash and cash equivalents, end of period	$11,288	$24,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial data:

The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2006 could differ materially from those reported in this quarterly report on Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. The financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three month periods ended March 31, 2006 and 2005.

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

The following table summarizes the Company’s cash, cash equivalents, short-term and long-term investments as of March 31, 2006 (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$7,090	$—	$7,090
Cash equivalents	4,198	—	4,198

Total cash and cash equivalents	$11,288	$—	$11,288

Held-to-maturity investments:
Time deposits	$6	$—	$6
Corporate bonds	12,326	(31)	12,295
Taxable municipal bonds	723	(6)	717
Government bonds	1,351	(3)	1,348
Restricted cash deposits	91	—	91

Total investments	$14,497	$(40)	$14,457
Less amounts classified as other non-current assets	(91)	—	(91)
Less amounts classified as long-term investments	(723)	6	(717)

Total short-term investments	$13,683	$(34)	$13,649

The following table summarizes the Company’s cash, cash equivalents, short-term and long-term investments as of December 31, 2005 (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,635	$—	$4,635
Cash equivalents	2,895	—	2,895

Total cash and cash equivalents	$7,530	$—	$7,530

Held-to-maturity investments:
Time deposits	$49	$—	$49
Corporate bonds	13,133	(37)	13,096
Taxable municipal bonds	728	(4)	724
Government bonds	1,658	(3)	1,655
Restricted cash deposits	37	—	37

Total investments	$15,605	$(44)	$15,561
Less amounts classified as other non-current assets	(37)	—	(37)
Less amounts classified as long-term investments	(1,583)	11	(1,572)

Total short-term investments	$13,985	$(33)	$13,952

The contractual maturity dates for held-to-maturity securities as of March 31, 2006 are (in thousands):

	Less than one year	One to two years	More than three years
Held-to-maturity securities:
Corporate bonds	$12,326	$—	$—
Taxable municipal bonds	—	723	—
Government bonds	1,351	—	—
Time deposits and other	6	68	23

Total held-to-maturity securities	$13,683	$791	$23

Property and equipment

NetManage periodically conducts a physical inventory of its property and equipment. During the quarter ended March 31, 2006, this inventory resulted in the disposal of unused assets with an original cost basis and accumulated depreciation of approximately $0.3 million, respectively.

Goodwill and other intangible assets, net

NetManage reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. NetManage evaluates possible impairment of long-lived assets using estimates of undiscounted future cash flows. Impairment loss to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management evaluates the fair value of long-lived assets and intangibles using primarily the estimated discounted future cash flows method.

Goodwill and other indefinite lived assets are not amortized but are reviewed for impairment under SFAS No. 142. NetManage performs an annual impairment review during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

During the quarter ended March 31, 2006, NetManage recorded a reduction in Goodwill of $48,000. This reduction is the result of the resolution of a pre-acquisition contingency recovered in cash from an escrow account set up at the time of the Librados acquisition.

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2006	December 31, 2005
Carrying amount of:
Developed technology	$1,400	$1,400
Non-compete contracts	721	721
Trade names	300	300

Gross carrying amount of other intangibles	2,421	2,421
Less accumulated amortization:
Developed technology	(396)	(326)
Non-compete contracts	(511)	(421)
Trade names	(85)	(70)

Net carrying amount of other intangibles	$1,429	$1,604

The remaining net carrying amount of other intangibles is expected to be amortized as follows (in thousands):

Year	Amortization Expense
Remainder of 2006	$465
2007	340
2008	340
2009	284

$1,429

The aggregate amortization expense for the three month periods ended March 31, 2006 and 2005 was $0.2 million during each period.

Accrued liabilities

Accrued liabilities at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

Description	March 31, 2006	December 31, 2005
Current restructuring (see Note 3)	$47	$34
Other accruals	958	1,975

Total accrued liabilities	$1,005	$2,009

Long-term liabilities

Long-term liabilities at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

Description	March 31, 2006	December 31, 2005
Long-term restructuring (see Note 3)	$257	$329
Long-term other	470	478
Long-term deferred revenue	309	343

Total long-term liabilities	$1,036	$1,150

Concentrations of credit risk

Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash investments and trade receivables. NetManage has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. No single customer accounted for more than 10% of accounts receivable as of March 31, 2006 and December 31, 2005. There were no customers that accounted for more than 10% of consolidated revenues in the three month periods ended March 31, 2006 and 2005.

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

For the three month periods ended March 31, 2006 and 2005, potentially dilutive securities, consisting of applicable stock options, are as shown in the following table. In the period in which a net loss is recorded, the potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

	Three Months Ended March 31,
	2006	2005
Potentially dilutive shares (in thousands)	347	487

The following table sets forth the computation of basic and diluted net income (loss) per share for the three month periods ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(754)	$808

Shares used to compute basic net income (loss) per share	9,393	9,221
Potentially dilutive shares used to compute net income per share on a diluted basis	—	487

Shares used to compute diluted net income (loss) per share	9,393	9,708
Net income (loss) per share:
Basic	$(0.08)	$0.09
Diluted	$(0.08)	$0.08

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

NetManage recognizes revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a software key has been transmitted to the customer.

Product is sold, without the right of return, except for distributor inventory rotation of old or excess product. Certain sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the distributor sells the merchandise. NetManage recognizes sales to international resellers upon shipment, provided all other revenue recognition criteria have been met. NetManage gives rebates to customers on a limited basis. These rebates are included in its Condensed Consolidated Statements of Operations as a reduction of revenue.

At the time of the transaction, the Company assesses whether the fee associated with a revenue transaction is fixed and determinable and whether or not collection is reasonably assured. NetManage assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, the Company accounts for the fee as not being fixed and determinable. In these cases, it recognizes revenue as the fees become due if the customer is credit-worthy or upon receipt of cash if the customer is not credit-worthy.

NetManage assesses whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If collection of a fee is not reasonably assured, the Company recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

For arrangements with multiple elements (for example, undelivered maintenance and support), the Company allocates revenue to each element of the arrangement using the residual value method based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. This means that revenue is deferred from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the sales contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Service revenues are derived from providing customers with software updates for existing software products, user documentation and technical support under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE of fair value is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and collection is deemed probable. To date, consulting revenue has not been significant.

Income taxes

The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that, more likely than not, are expected to be realized. We also evaluate our tax reserves in accordance with SFAS No. 5, Accounting for Contingencies.

As part of the process of preparing condensed consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. The income tax provision for the three months ended March 31, 2006 is comprised of an international provision of $7,000. No U.S. federal or state tax provision was necessary because of application of net operating loss carryovers. The income tax provision for the three months ended March 31, 2005 of $17,000 is comprised of an international tax provision of $13,000 and a U.S. state tax provision of $4,000.

Share-based compensation

Prior to January 1, 2006, the Company accounted for share-based compensation by applying the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its share-based compensation. Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. The Company’s Employee Stock Purchase Plan, (ESPP) qualified as a non-compensatory plan under APB 25, therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

Effective January 1, 2006, NetManage adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, share-based compensation expense for the three months ended March 31, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as adjusted for estimated forfeitures. Share-based compensation expense for all share-based payment awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), the Company recognizes share-based compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the three month period ended March 31, 2006 based primarily on its historical experience.

As a result of adopting SFAS 123(R) on January 1, 2006, the impact to the Condensed Consolidated Financial Statements for the three month period ended March 31, 2006 was a $127,000 share-based compensation expense that would not have been recorded had we continued to account for share-based compensation under APB 25. Basic and diluted net loss per share was increased by $0.01 per share for the three months ended March 31, 2006 as a result of the adoption of SFAS 123(R).

Determining fair value

Valuation and amortization method: The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term: The expected term represents the period that share-based awards are expected to be outstanding, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s share-based awards. For the three month period ended March 31, 2006, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107.

Expected Volatility: The computation of expected volatility for the quarter ended March 31, 2006 is based on historical volatility.

Risk-Free Interest Rate: The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term equivalent to the option Expected Term.

Expected Dividend: The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2006 and 2005, respectively, was estimated using the following weighted-average assumptions:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Expected term	5.96 years	4.33 years
Volatility	57.00% - 59.48%	39.37%
Risk-free interest rate	4.36% - 4.81%	3.56% - 4.04%
Dividend yield	0.00%	0.00%
Weighted average fair value (per share)	$3.49	$2.53

Stock compensation expense

The following table shows total share-based compensation expense included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 (in thousands):

Three months ended March 31, 2006
Cost of revenues:
License fees	$1
Services	5

Additional expense recorded as cost of revenues:	6

Operating Expenses:
Research and development	26
Sales and marketing	39
General and administrative	56

Additional expense recorded as operating expenses:	121

Additional expense recorded in loss from operations	$127

Weighted-average common shares:
Basic	9,393
Diluted	9,393
Impact of SFAS 123(R) on loss per share:
Basic loss per share, as reported	$(0.01)
Diluted loss per share, as reported	$(0.01)

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At March 31, 2006, the total compensation cost related to unvested share-based awards granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $1.2 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock options and awards activity

The following is a summary of option activity for our stock option plans (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,563	$5.05
Granted	152	$5.94
Exercised	(10)	$4.61
Forfeitures and cancellations	(27)	$5.48

Outstanding at March 31, 2006	1,678	$5.13	7.58	$1,960

Vested and expected to vest at March 31, 2006	1,412	$5.00	0.38	$1,849

Exercisable at March 31, 2006	929	$4.69	6.63	$1,545

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 0.8 million options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 the aggregate intrinsic value of options exercised under the Company’s stock option plans was $11,320, determined as of the date of option exercise.

Pro-forma Disclosures

The pro-forma table below illustrates the effect on net income and basic and diluted net income per share for the three month period ended March 31, 2005, had NetManage applied the fair value recognition provision of SFAS 123 to share-based compensation (in thousands, except per share amounts):

Three months ended March 31, 2005
Net income as reported	$808
Less: share-based employee compensation expense determined under fair value based method for all awards	(220)

Pro-forma net income	$588

Weighted average common shares:
Basic	9,221
Diluted	9,708
Basic income per share, as reported	$0.09
Basic income per share, pro-forma	$0.06
Diluted income per share, as reported	$0.08
Diluted income per share, pro-forma	$0.06

For purposes of this pro-forma disclosure, the value of the options was estimated using a Black-Scholes-Merton option-pricing formula and is amortized on a straight-line basis over the respective vesting periods of the award.

Recent accounting pronouncements

In February 2006, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting Changes and Error Corrections (SFAS 155) which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is evaluating the requirements of SFAS 155 but does not expect that the adoption of SFAS 155 will have a significant adverse impact on its condensed consolidated statements of operations and net income per share.

In November 2005, the FASB issued FASB Staff Position (FSP) No. 115-1 and FSP No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company does not anticipate that the adoption of FSP 115-1 will have a significant adverse impact on its condensed consolidated statements of operations and net income per share.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces Accounting Principles Board No. 20 (APB 20), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a significant adverse impact on its condensed consolidated financial statements.

3. Restructuring charges:

On January 31, 2003, the Company announced a restructuring of its operations in response to the sluggish North America and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses and initially recorded $3.2 million in restructuring charges to its operating expenses. The Company subsequently recorded a reduction to the restructuring charge of $0.3 million primarily related to a sublease in Ottawa, Canada and for employee severance costs in Europe. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $2.9 million, which is expected to be funded from operations and existing cash balances. In the three month period ended March 31, 2006, the Company recorded an increase in the restructuring charge of $7,000 as an adjustment to the expected facility obligations in Ottawa, Canada. As of March 31, 2006, the Company had incurred net costs totaling $2.9 million related to the restructuring, which has required $2.8 million in cash expenditures. The remaining reserve related to this restructuring is $44,000 and is included in accrued liabilities and long-term liabilities as of March 31, 2006.

The following table lists the components of the January 2003 restructuring reserve for the three month period ended March 31, 2006 (in thousands):

Excess Facilities
Balance at December 31, 2005	$44
Change in estimate recorded in restructuring charge	7
Reserve utilized during the three month period ended March 31, 2006	(7)

Balance at March 31, 2006	$44

In August 1998, following the acquisition of FTP Software Inc. (FTP), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. In March 2006, the Company recorded a decrease in the restructuring charge of $42,000 composed of adjustments to expected lease, sublease and associated obligations related to the Birmingham, U.K. facility and related to foreign exchange adjustments on the long-term lease commitments and related sublease agreements. The remaining reserve related to this restructuring at March 31, 2006 is $260,000 and is included in accrued liabilities and long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the three month period ended March 31, 2006 (in thousands):

Excess Facilities
Balance at December 31, 2005	$319
Change in estimate recorded in restructuring charge	(42)
Reserve utilized during the three month period ended March 31, 2006	(17)

Balance at March 31, 2006	$260

4. Commitments and contingencies:

Legal proceedings

The Company is party to various legal proceedings and asserted claims, and may be party to unasserted claims including proceedings and claims that may relate to acquisitions completed or to companies acquired. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these potential claims will have a material adverse effect on the consolidated financial position, results of operations or cash flow.

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company has a single capital lease. As of March 31, 2006, future minimum rental and lease payments, net of any sublease income, under non-cancelable operating leases are as follows:

	Amount of commitment expiration per period
	Total	Less Than 12 Months	13-24 Months	25-36 Months	More Than 36 Months
Capital lease	$30	$7	$7	$7	$9
Operating leases	9,494	2,152	2,044	1,938	3,360

Total	$9,524	$2,159	$2,051	$1,945	$3,369

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

5. Related party transactions:

On May 28, 2003, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison received compensation in consideration for consultancy and advisory services he provided the Company over a two-year period. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003. The terms of the agreement required the Company to pay Dr. Harrison a fixed fee of $138,000 per year, and a one-time grant to Dr. Harrison of an option to purchase 150,000 shares of common stock of the Company, comprised of 3,200 shares he was eligible to receive under the 1993 Directors Plan for 2003 and 2004 and 146,800 shares from the 1999 Plan, at an exercise price of $1.92 per share (which represented the quoted market price of the stock at the date of grant). The option vested on a monthly basis over the two-year term of the agreement. The option expires five years from the date of issuance. The fair value of the 146,800 options from the 1999 Plan was determined using the Black-Scholes option pricing model with the following assumptions: stock price $2.95-$9.65; no dividends; risk free interest rate of 2.00%-3.72%; volatility of 38%-99%; and a contractual life of five years. The fair value of the option was subject to change over the vesting period of the option based on changes in the underlying assumptions (variable award accounting). The consultancy and advisory services contemplated by the contract with Dr. Harrison expired on May 28, 2005.

No cash and non-cash compensation expense was recorded in the three month period ended March 31, 2006 as all options issued from the 1999 Plan had vested by May 28, 2005. For the three months ended March 31, 2005, the Company recorded $25,000 to compensation expense under this agreement based on an aggregate option fair value of $692,000. For the three month period ended March 31, 2005, the Company recorded total aggregate cash and non-cash compensation of $60,000 related to this arrangement under General and administrative expense in the Condensed Consolidated Statements of Operations.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Overview

NetManage, Inc., a Delaware corporation, was founded in 1990 and became a public company in 1993. We are headquartered in Cupertino, California and have sales and support offices in the United States, Canada, France, Germany, Israel, Italy, Spain, the Netherlands and the United Kingdom. We have over 10,000 customers that have licensed over 30 million copies of our products.

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

Four important industry trends have strong influences on our business strategy:

1.	the adoption of electronic commerce by major corporations worldwide and the acceptance of these approaches in mid-sized companies;

2.	the continuing development of the Internet, intranets and extranets for delivery of mission-critical business applications in large and mid-sized companies;

3.	the desire on the part of corporations to make business processes and information broadly accessible internally and externally to their employees, customers, and business partners; and,

4.	the mobilization of users of personal computers and the proliferation of wireless and handheld devices requiring corporate system access on a global basis.

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

We believe that our customers require a single set of solutions that address the traditional need for host access combined with the need for the presentation of existing corporate systems with a Web application look and feel, along with the delivery of existing corporate processes and transactions as reusable programmatic components such as Web services. In assessing the change in the marketplace, we have focused on assisting our customers as they transition from traditional host access to newer software solutions that allow them to better Web enable and integrate applications and data more cost effectively. Our products are designed and built to incorporate reusable components and technologies and to utilize common underlying services such as user management, system management, security, auditing and reporting. Several technologies are employed to provide these solutions; which include traditional thick client or desktop solutions; thin client or browser-based solutions; zero footprint or server-based solutions and application adapter or connector technologies. Within this marketplace, we believe the trend is away from desktop solutions and toward zero footprint solutions. We believe this movement is primarily driven by a desire to reduce the total cost of ownership associated with deploying and maintaining older technology. We also believe that a major element of our customer base will deploy a mixture of all types of solutions. We believe that our products, specifically our OnWeb integration products, are differentiated from competitive products in two main areas:

1.	speed of deployment – applications can be Web enabled and deployed in days and weeks instead of weeks and months with more traditional application development; and,

2.	scalability of applications – applications, while initially deployed to a limited number of users may be further deployed to much larger user populations with little or no additional work.

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

Customer technology purchases are affected by many factors which are beyond our control, including longer-term infrastructure decisions, product offerings or pricing by our competitors, project timing and duration, business priorities, seasonal buying patterns and various customer financial constraints and initiatives. We believe that ongoing initiatives to reduce costs and improve profitability within our customers have continued to put pressure on their IT budgets for both new license purchases and maintenance and consulting services. This has resulted in customers delaying decisions to license additional software solutions and reduce the number of copies of software that have been subject to maintenance agreements in the past or in certain cases to forgo maintenance agreements completely.

We have a direct sales force of approximately 40 quota-carrying salespeople who generate the majority of our net revenues. Not all customers buy directly from us and many of our customers chose to place their orders through one of our channel partners because of pre-existing relationships they may have with them. We believe additional growth opportunities exist through indirect channels and further developing those channels is a priority for us. We also license our Librados adaptors to independent software vendors (ISVs) for inclusion in their product or service offerings. We believe sales to ISVs will increase in the future.

Developing and marketing innovative products is critical to our ongoing success. Time to market pressures also require us to regularly evaluate technology acquisitions that we believe will expand or enhance our existing product offerings. We have acquired a number of companies since our inception and expect that we may make acquisitions in the future.

Results of operations

We have three main product lines: Rumba (including ViewNow products) - Connectivity software designed to connect PCs to IBM mainframe and iSeries systems and UNIX host systems; OnWeb - Highly scalable server-based solutions (and desk-top solutions) designed to allow customers to leverage their existing enterprise applications, information, and business processes for new presentation methods and integration projects; and Librados - A range of high performance and highly scalable application and technology adapters for both Java-based application servers and Microsoft BizTalk servers. The Librados adapters are available for a range of enterprise applications such as SAP, PeopleSoft, JD Edwards, Siebel and Oracle, amongst others, for a range of databases including Oracle, Informix, IBM DB2 and Sybase and for a range of technology connections including support for Electronic Data Interchange (EDI) standards. The Rumba product line is the most mature product line. Our strategy is to help customers migrate from our older product offerings to our newer solutions, OnWeb and Librados, which we believe have greater growth potential.

Our revenues have declined over the past five years. This decline has resulted, in part, from our efforts and success in migrating customers from our Rumba products to our OnWeb and Librados products which typically have lower price points. The number of end-user licenses sold with server products, such as OnWeb are also lower than the number of end-user licenses represented by desktop products, such as Rumba. To date, this transition has contributed to the decline in license and maintenance revenues from our Rumba products at a faster rate than the growth rate of revenue from our OnWeb and Librados products. We expect our newer products to represent an increasing percentage of net revenues in the future.

Three months ended March 31, 2006 compared to March 31, 2005 (in thousands):

	Three months ended March 31,
	2006	2005	Change
Net revenues
License fees	$2,723	$5,322	$(2,599)	-49%
Services	5,805	6,802	(997)	-15%

Total net revenues	$8,528	$12,124	$(3,596)	-30%
As a percentage of net revenues:
License fees	31.9%	43.9%
Services	68.1%	56.1%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$2,523	$4,996	$(2,473)	-49%
Gross margin - services	5,077	5,964	(887)	-15%
Gross margin - amortization of developed technology	(70)	(70)	—	—%

Total gross margin	$7,530	$10,890	$(3,360)	-31%
As a percentage of net revenues:
Gross margin - license fees	29.6%	41.2%
Gross margin – services	59.5%	49.2%
Gross margin - amortization of developed technology	-0.8%	-0.6%

Total gross margin	88.3%	89.8%
Research and development	$1,853	$1,937	$(84)	-4%
As a percentage of net revenues:	21.7%	16.0%
Sales and marketing	$4,971	$5,639	$(668)	-12%
As a percentage of net revenues:	58.3%	46.5%
General and administrative	$1,689	$2,438	$(749)	-31%
As a percentage of net revenues:	19.8%	20.1%
Restructuring charges	$(36)	$73	$(109)	-149%
As a percentage of net revenues:	-0.4%	0.6%
Amortization of intangibles	$105	$115	$(10)	-9%
As a percentage of net revenues:	1.2%	0.9%
Interest income (expense) and other, net	$308	$66	$242	367%
As a percentage of net revenues:	3.6%	0.5%
Foreign currency transaction gains (losses)	$(3)	$71	$(74)	-104%
As a percentage of net revenues:	-0.1%	0.6%
Provision for income taxes	$7	$17	$(10)	-59%
As a percentage of net revenues:	N/A (1)	N/A (1)
Net income (loss)	$(754)	$808	$(1,562)	-193%
As a percentage of net revenues:	-8.8%	6.7%

(1)	The effective tax rate for the three month periods ended March 31, 2006 and 2005 was less than 1%, respectively due to the consolidated tax loss position.

Net revenues

Net revenues decreased 30% for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease in net revenues resulted from a decrease in license fees of $2.6 million, or 49% and from a decline in services revenues of $1.0 million, or 15%. License fees represented 32% of our net revenues in the first quarter of 2006 compared to 44% of net revenues in the first quarter of 2005. The decrease in our license fees for the three months ended March 31, 2006 was the result of the larger than anticipated number of delayed purchase decisions by customers. We believe this delay in software purchases is the result of cautious IT purchasing decisions and is not necessarily indicative of purchasing trends for the balance of the year. The decrease in our service revenue for the three months ended March 31, 2006 was the result of customers choosing not to renew maintenance contracts during 2005 primarily on our stable, mature Rumba products.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 33% and 27% for each of the three month periods ended March 31, 2006 and 2005, respectively.

No customer accounted for more than 10% of net revenues in either of the three month periods ended March 31, 2006 and 2005. Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and license fees in any quarter are substantially dependent on orders booked in that quarter.

Gross margin

Gross margin decreased $3.4 million, or 31% for the three month period ended March 31, 2006 as compared to the same period in 2005, primarily because of the decrease in net revenues. Total gross margins as a percentage of net revenues decreased to 88% for the three month period ended March 31, 2006 from 90% for the same period in 2005. The decrease is due to the decrease in net revenues offset in part by a decrease in the related costs of revenues.

Gross margin on license fees as a percentage of license fees decreased to 93% for the three month period ended March 31, 2006 from 94% for the same period in 2005. The decrease is primarily due to the decrease in license fees offset in part by a reduction in the cost of license fees. Gross margin on services as a percentage of services revenues decreased to 87% for the three month period ended March 31, 2006 from 88% for the same period in 2005. The decrease is primarily due to the decrease in services revenue offset in part by a reduction in the cost of services.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R & D expenses for the three month period ended March 31, 2006 decreased $84,000, or 4% as compared to the same period in 2005. The reduction in expense results from a decrease in incentive compensation costs offset in part by an increase in consulting expenses and of share-based compensation expenses of $26,000 in the three months ended March 31, 2006 from the adoption of SFAS 123(R).

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in either of the three month periods ended March 31, 2006 or 2005.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, salaries of marketing personnel, advertising and promotional expenses, and occupancy and related costs. Sales and marketing expenses for the three month period ended March 31, 2006 decreased $0.7 million, or 12%, as compared to the same period in 2005. The reduction in expense is a result of a decrease in commission expense, a decrease in bad debt expense associated with better accounts receivable collection activity, lower salary and benefits costs, and lower occupancy and related costs, offset in part by share-based compensation expenses of $39,000 in the three months ended March 31, 2006 from the adoption of SFAS 123(R).

General and administrative

General and administrative, or G & A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. G & A expenses for the three month period ended March 31, 2006 decreased $0.7 million, or 31% as compared to the same period in 2005 primarily as a result of reductions in incentive compensation and legal expenses offset in part by an increase in share-based compensation expense of $56,000 in the three months ended March 31, 2006 from the adoption of SFAS 123(R).

Restructuring charges

Restructuring charges consist of adjustments made to true up final payments from restructuring activities made in previous periods. Restructuring charges for the three month period ended March 31, 2006 decreased $109,000 as compared to the same period in 2005 as a result of the change in estimate for future lease and sublease obligations primarily associated with our Birmingham, U.K. facility offset by the effect of fluctuations in exchange rates on the underlying currencies in which the obligations are denominated.

Amortization of other intangible assets

Amortization expense was $105,000 and $115,000 for the three month periods ended March 31, 2006 and 2005, respectively. Amortization expense in the first quarter of 2006 and 2005 related solely to the acquisition of Librados, Inc. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life of from two years to five years.

Interest income (expense) and other, net

Interest income and other, net was $308,000 and $66,000 for the three month periods ended March 31, 2006 and 2005, respectively. Our interest income increased by $127,000 as a result of investing a larger proportion of our cash in interest bearing securities at higher average rates. We also recorded other income of $115,000 related to the sale of certain non-operating net assets.

Foreign currency transaction gains (losses)

For the three month period ended March 31, 2006, we recorded a transaction loss of $3,000 and for the same period in 2005, a transaction gain of $71,000. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British pound (Pound) and the Euro. For the three month periods ended March 31, 2006 and 2005, the relationship of the Shekel to the USD, the Pound and the Euro were as follows:

	Three months ended March 31,
	2006	2005
USD % Change	2.0%	0.8%
Pound % Change	2.5%	-1.7%
Euro % Change	3.7%	-4.6%

Provision for income taxes

The income tax provision for the quarter ended March 31, 2006 is comprised of an international tax provision of $7,000 and for the quarter ended March 31, 2005 is comprised of an international tax provision of $13,000 and a U.S. state tax provision of $4,000. No U.S. federal tax provision was necessary in either quarter due to our net operating loss carry forward position. Our effective tax rate for each of the three month periods ended March 31, 2006 and March 31, 2005 was less than 1%, respectively due to our consolidated tax loss position.

Disclosures about market risk

Disclosures about market risk can be found below, under Item 3—Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources

March 31, 2006
(in thousands)
Cash and cash equivalents	$11,288
Short-term investments	13,683
Long-term investments	723
Net cash provided by operating activities	2,591
Net cash provided by investing activities	1,077
Net cash provided by financing activities	46

Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary public stock offerings and private preferred stock issuances, which aggregated net proceeds to us of approximately $72.5 million. The domestic and international economic events over the past several years, with the exception of 2005, have negatively impacted our ability to generate sufficient cash to offset our cash outflows. We have taken a number of measures to reverse this trend including restructuring our organization, reducing our operating expenses through the closing of excess facilities, subleasing excess facility space, and carefully monitoring our discretionary expenses. Our business has been and will be dependent upon the spending of our customers and their respective IT organizations.

During the three month period ended March 31, 2006, our aggregate cash and cash equivalents, short-term and long-term investments increased from $23.1 million to $25.7 million. This increase was due primarily to collection of receivables of $5.9 million reduced by cash used as a result of our net loss and net payment of accounts payables, accrued liabilities and payroll of $3.3 million.

At March 31, 2006, we had working capital of $14.7 million. We believe that our current cash balance and investments and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements, currently identified projects and planned objectives for at least the next 12 months.

If our credit rating was to change materially, it could impact our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Contractual obligations

A table of our contractual obligations as of March 31, 2006 is included in Note 4 to Condensed Consolidated Financial Statements - Commitments and contingencies.

Off-balance sheet arrangements

As of March 31, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity.

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

Product is sold without the right of return, except for distributor inventory rotation of old or excess product. Certain of our sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. We recognize sales to international resellers upon shipment, provided all other revenue recognition criteria as mentioned above have been met. We give rebates to customers on a limited basis. These rebates are included in our Condensed Consolidated Statement of Operations as a reduction of revenue.

At the time of the transaction, we assess whether the fee associated with a revenue transaction is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due if the customer is credit-worthy or upon receipt of cash if the customer is not credit-worthy.

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

Allowance for doubtful accounts, sales returns and rebates: In establishing our allowance for doubtful accounts we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. Our accounts receivable balance was $5.5 million and $11.3 million, net of our allowance for doubtful accounts of $0.2 million and $0.3 million at March 31, 2006 and December 31, 2005, respectively. In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. Our reserves for returns were $28,000 and $40,000 at March 31, 2006 and December 31, 2005, respectively, and represented less than 0.3% and 0.1% of total net revenues for the three month period ended March 31, 2006 and for the twelve month period ended December 31, 2005, respectively. Our reserves for rebates were $13,000 and $18,000 at March 31, 2006 and December 31, 2005, respectively, and represented less than 0.2% and 0.1% of total net revenues for the three month period ended March 31, 2006 and for the twelve month period ended December 31, 2005, respectively.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves balance was $0.3 million and $0.4 million as of March 31, 2006 and December 31, 2005, respectively. For further discussion see Note 3 to the Notes to Condensed Consolidated Financial Statements.

Accounting for income taxes: As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Condensed Consolidated Statement of Operations.

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

Item 3. Quantitative and qualitative disclosures about market risk

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

We mitigate default and liquidity risks by investing only in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We mitigate risk by investing only in the highest quality bonds as rated by Moody’s and Standard & Poor’s and only allowing up to 5% of the portfolio to be invested in one corporate bond issuer.

Foreign currency risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities in currencies other than the U.S. dollar. We transact business in approximately six foreign currencies worldwide, of which the most significant to our operations are the Euro, the Canadian dollar, the Israeli shekel, and the British pound. For most currencies, we are the net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. The net results of the transaction gains or losses appear in the line entitled foreign currency transaction gains (losses) in the Condensed Consolidated Statements of Operations. At the end of each period, the translation of the Condensed Consolidated Balance Sheets from local currency to the group currency appears in the Condensed Consolidated Statements of Comprehensive Income (Loss) under the foreign currency translation adjustments line.

We currently do not enter into financial instruments for hedging or speculative purposes. There were no forward foreign exchange contracts used during the three month period ended March 31, 2006. We may institute a foreign currency hedging program in the future.

The following table presents the potential impact on cash flow of changes in exchange rates as noted (in thousands):

	Cash flow impact on change in exchange rates
	March 31, 2006	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1) (2)	$5,693	$(464)	$(292)	$239	$343
Accounts payable (2)	(901)	72	45	(37)	(53)
Inter-company with U.S. (3)	1,518	(268)	(169)	138	198

(1)	Accounts receivable does not include allowances of $205,000.
(2)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.
(3)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of March 31, 2006 and that there is no change in rates between the various non-U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Condensed Consolidated Statements of Operations.

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

Changes in internal controls

As indicated on the cover page of this report, NetManage is not an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act. The Company must reassess its status as a non-accelerated filer on June 30, 2006, based on the Company’s market capitalization as of that date. NetManage will be required to include in its periodic filings under the Exchange Act the disclosures contemplated by Section 404 of the Sarbanes-Oxley Act (Section 404) beginning with its Annual Report on Form 10-K for the year ending December 31, 2006 if it is an accelerated filer as of June 30, 2006 or for the year ending December 31, 2007 if it is not an accelerated filer as of June 30, 2006. Section 404 will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s registered public accounting firm have issued an attestation report on management’s assessment of internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference from the information contained in our Form 10-K for the fiscal year ended December 31, 2005 under the caption “Legal Proceedings”.

The Company is party to various legal proceedings and claims, either asserted or unasserted including proceedings and claims that may relate to acquisitions we have completed or to companies we have acquired. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these potential claims will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Item 1A. Risk Factors

The information required by this item is incorporated herein by reference from the information contained in our Form 10-K for the fiscal year ended December 31, 2005 under the caption “Risk Factors”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no repurchases of our common stock during the three month period ended March 31, 2006. In addition, we made no sales of unregistered securities during the three month period ended March 31, 2006.

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

NETMANAGE, INC. (Registrant)

Date: May 12, 2006	By:	/s/ Michael R. Peckham
Michael R. Peckham Chief Financial Officer and Senior Vice President (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.