Form 10-Q
period 2006-06-30
NETMANAGE INC
filed 2006-08-11
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of registrant’s common stock outstanding as of August 9, 2006: 9,442,367

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

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,868	$7,530
Short-term investments	16,671	13,985
Accounts receivable, net of allowances of $222 and $259, respectively	5,646	11,327
Prepaid expenses and other current assets	1,207	1,217

Total current assets	31,392	34,059

Property and equipment, at cost:
Computer software and equipment	1,323	1,289
Furniture and fixtures	2,778	2,779
Leasehold improvements	737	737

	4,838	4,805
Less-accumulated depreciation	(2,440)	(2,000)

Net property and equipment	2,398	2,805

Goodwill	3,648	3,697
Other intangibles, net	1,253	1,604
Long-term investments	—	1,583
Other assets	160	118

Total assets	$38,851	$43,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,135	$1,176
Accrued liabilities	1,084	2,009
Accrued payroll and related expenses	2,387	2,311
Deferred revenue	11,284	14,081
Income taxes payable	386	436

Total current liabilities	16,276	20,013

Long-term liabilities:
Deferred revenue	329	343
Other long-term liabilities	757	807

Total long-term liabilities	1,086	1,150

Total liabilities	17,362	21,163

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value - Authorized - 1,000,000 shares. No shares issued and outstanding.	—	—
Common stock, $0.01 par value - Authorized - 36,000,000 shares. Issued - 11,506,715 and 11,466,200 shares, respectively. Outstanding - 9,429,867 and 9,389,352 shares, respectively.	115	115
Treasury stock, at cost - 2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	182,223	181,755
Accumulated deficit	(136,360)	(134,707)
Accumulated other comprehensive loss	(3,685)	(3,656)

Total stockholders’ equity	21,489	22,703

Total liabilities and stockholders’ equity	$38,851	$43,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues:
License fees	$3,179	$3,807	$5,902	$9,129
Services	5,811	6,856	11,616	13,658

Total net revenues	8,990	10,663	17,518	22,787

Cost of revenues:
License fees	215	292	415	618
Services	921	808	1,649	1,646
Amortization of developed technology	70	70	140	140

Total cost of revenues	1,206	1,170	2,204	2,404

Gross margin	7,784	9,493	15,314	20,383

Operating expenses:
Research and development	1,901	1,793	3,754	3,730
Sales and marketing	5,259	5,280	10,230	10,919
General and administrative	1,559	2,150	3,248	4,588
Restructuring charge (benefit)	61	(165)	25	(92)
Amortization of intangible assets	105	115	210	230

Total operating expenses	8,885	9,173	17,467	19,375

Income (loss) from operations	(1,101)	320	(2,153)	1,008
Interest income (expense) and other, net	232	229	540	295
Foreign currency transaction loss	(19)	(246)	(22)	(175)

Income (loss) before income taxes	(888)	303	(1,635)	1,128
Provision (benefit) for income taxes	11	(392)	18	(375)

Net income (loss)	$(899)	$695	$(1,653)	$1,503

Net income (loss) per share:
Basic	$(0.10)	$0.07	$(0.18)	$0.16
Diluted	$(0.10)	$0.07	$(0.18)	$0.15
Weighted average common shares:
Basic	9,422	9,301	9,408	9,261
Diluted	9,422	9,705	9,408	9,705

Cost of revenues and operating expenses for the three month period ended June 30, 2006 includes $15,000 and $179,000 of share-based compensation, respectively, and for the six month period ended June 30, 2006 includes $25,000 and $295,000 of share based compensation, respectively, related to the adoption of SFAS 123(R). See Notes to Condensed Consolidated Financial Statements, “Share- based compensation” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(899)	$695	$(1,653)	$1,503
Other comprehensive income (loss):
Unrealized loss on investments, net	—	(38)	—	(46)
Foreign currency translation adjustments, net	(41)	268	(29)	170

Total comprehensive income (loss)	$(940)	$925	$(1,682)	$1,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,653)	$1,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	926	954
Loss on disposal of property, plant and equipment	26	16
Provision for doubtful accounts and returns	(27)	186
Share-based compensation expense	320	24
Gain on sale of investments	—	(33)
Changes in operating assets and liabilities:
Accounts receivable	5,750	8,958
Prepaid expenses and other current assets	45	1,061
Other assets	29	246
Accounts payable	(51)	(1,115)
Accrued liabilities, payroll and payroll-related expenses	(928)	(2,772)
Deferred revenue	(3,030)	(4,517)
Income taxes payable	(51)	(3)
Other long-term liabilities	(68)	(67)

Net cash provided by operating activities	1,288	4,441

Cash flows from investing activities:
Purchases of short-term investments	(11,854)	(5)
Proceeds from sales and maturities of short-term investments	10,700	176
Purchases of property and equipment	(188)	(428)
Other	49	(58)

Net cash used in investing activities	(1,293)	(315)

Cash flows from financing activities:
Proceeds from sale of common stock	135	611
Proceeds from investor profit returned to Company	12	—

Net cash provided by financing activities	147	611

Effect of exchange rate changes on cash	196	(41)

Net increase in cash and cash equivalents	338	4,696
Cash and cash equivalents, beginning of period	7,530	19,570

Cash and cash equivalents, end of period	$7,868	$24,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial data:

The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. and subsidiaries (the “Company” or “NetManage”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2006 could differ materially from those reported in this quarterly report on Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. The financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three and six month periods ended June 30, 2006 and 2005.

Total comprehensive income (loss) is comprised of net income (loss) and other comprehensive earnings (losses) such as foreign currency translation gains or losses and unrealized gains or losses on marketable securities.

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

The following table summarizes the Company’s cash, cash equivalents and short-term investments as of June 30, 2006 (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,845	$—	$4,845
Cash equivalents	3,023	—	3,023

Total cash and cash equivalents	$7,868	$—	$7,868

Held-to-maturity investments:
Time deposits	$10	$—	$10
Corporate bonds	12,290	(18)	12,272
Taxable municipal bonds	1,452	(8)	1,444
Government bonds	950	—	950
Commercial paper	1,969	—	1,969
Restricted cash deposits	95	—	95

Total investments	$16,766	$(26)	$16,740
Less amounts classified as other assets	(95)	—	(95)

Total short-term investments	$16,671	$(26)	$16,645

The following table summarizes the Company’s cash, cash equivalents, short-term and long-term investments as of December 31, 2005 (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,635	$—	$4,635
Cash equivalents	2,895	—	2,895

Total cash and cash equivalents	$7,530	$—	$7,530

Held-to-maturity investments:
Time deposits	$49	$—	$49
Corporate bonds	13,133	(37)	13,096
Taxable municipal bonds	728	(4)	724
Government bonds	1,658	(3)	1,655
Restricted cash deposits	37	—	37

Total investments	$15,605	$(44)	$15,561
Less amounts classified as other assets	(37)	—	(37)
Less amounts classified as long-term investments	(1,583)	11	(1,572)

Total short-term investments	$13,985	$(33)	$13,952

The contractual maturity dates for held-to-maturity securities as of June 30, 2006 are (in thousands):

Less than one year
Held-to-maturity securities:
Corporate bonds	$12,290
Taxable municipal bonds	1,452
Government bonds	950
Commercial paper	1,969
Time deposits and other	10

Total held-to-maturity securities	$16,671

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

Depreciation expense for the three and six month periods ended June 30, 2006 and 2005 was $0.3 million and $0.6 million, respectively.

NetManage periodically conducts a physical inventory of its property and equipment. During the three months ended March 31, 2006, a physical inventory of property and equipment resulted in the disposal of unused assets with an original cost basis and accumulated depreciation of approximately $0.3 million, respectively. There were no adjustments made to property and equipment in the three months ended June 30, 2006.

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

Goodwill and other indefinite lived assets are not amortized but are reviewed for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. NetManage performs an annual impairment review during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

During the quarter ended March 31, 2006, NetManage recorded a reduction in Goodwill of $48,000. This reduction is the result of the resolution of a pre-acquisition contingency recovered in cash from an escrow account set up at the time of the Librados acquisition which occurred in October 2004. There were no adjustments made to Goodwill in the three months ended June 30, 2006.

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	June 30, 2006	December 31, 2005
Carrying amount of:
Developed technology	$1,400	$1,400
Non-compete contracts	721	721
Trade names	300	300

Gross carrying amount of other intangibles	2,421	2,421
Less accumulated amortization:
Developed technology	(467)	(326)
Non-compete contracts	(601)	(421)
Trade names	(100)	(70)

Net carrying amount of other intangibles	$1,253	$1,604

The remaining net carrying amount of other intangibles is expected to be amortized as follows (in thousands):

Year	Amortization Expense
Remainder of 2006 (six months)	$290
2007	340
2008	340
2009	283

$1,253

The aggregate amortization expense for the three and six month periods ended June 30, 2006 and 2005 was $0.2 million and $0.4 million, respectively.

Accrued liabilities

Accrued liabilities at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

Description	June 30, 2006	December 31, 2005
Current restructuring (see Note 3)	$35	$34
Other accruals	1,049	1,975

Total accrued liabilities	$1,084	$2,009

Long-term liabilities

Long-term liabilities at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

Description	June 30, 2006	December 31, 2005
Long-term restructuring (see Note 3)	$298	$329
Long-term other	459	478
Long-term deferred revenue	329	343

Total long-term liabilities	$1,086	$1,150

Concentrations of credit risk

Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash investments and trade receivables. NetManage has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. No single customer accounted for more than 10% of accounts receivable as of June 30, 2006 and December 31, 2005. There were no customers that accounted for more than 10% of consolidated revenues in the three and six month periods ended June 30, 2006 and 2005.

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

For the three and six month periods ended June 30, 2006 and 2005, potentially dilutive securities, consisting of applicable stock options, are as shown in the following table. In the period in which a net loss is recorded, the potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Potentially dilutive shares (in thousands)	327	404	337	444

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(899)	$695	$(1,653)	$1,503

Shares used to compute basic net income (loss) per share	9,422	9,301	9,408	9,261
Potentially dilutive shares used to compute net income per share on a diluted basis	—	404	—	444

Shares used to compute diluted net income (loss) per share	9,422	9,705	9,408	9,705
Net income (loss) per share:
Basic	$(0.10)	$0.07	$(0.18)	$0.16
Diluted	$(0.10)	$0.07	$(0.18)	$0.15

Revenue recognition

NetManage derives revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software license maintenance and, to a lesser extent, consulting services. NetManage licenses its software products on a term and a perpetual basis. Its term-based arrangements are primarily for a period of 12 months. NetManage also licenses its software in both source code and object code format. NetManage applies the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

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

Product is sold, without the right of return, except for distributor inventory rotation of old or excess product. Certain sales are made to United States distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the distributor sells the merchandise. NetManage recognizes sales to international resellers upon shipment, provided all other revenue recognition criteria have been met. NetManage gives rebates to customers on a limited basis. These rebates are included in its Condensed Consolidated Statements of Operations as a reduction of revenue.

At the time of the transaction, the Company assesses whether the fee associated with a revenue transaction is fixed and determinable and whether or not collection is reasonably assured. NetManage assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, the Company accounts for the fee as not being fixed and determinable. In these cases, it recognizes revenue as the fees become due if the customer is credit-worthy or upon receipt of payment if the customer is not credit-worthy.

NetManage assesses whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If collection of a fee is not reasonably assured, the Company recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment.

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

As part of the process of preparing condensed consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process requires the Company to estimate its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, a valuation allowance is established. Any adjustment to the valuation allowance in a period is recorded in the tax provision in the Condensed Consolidated Statement of Operations.

For the three and six month periods ended June 30, 2006 and 2005, NetManage reported an income tax provision (benefit) composed of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
U.S. federal tax	$2	$—	$2	$—
U.S. state tax	(16)	—	(16)	4
International tax	109	65	116	78
Income tax refunds:
Netherlands	(84)	—	(84)	—
Germany	—	(457)	—	(457)

Total provision (benefit) for income taxes	$11	$(392)	$18	$(375)

Share-based compensation

Prior to January 1, 2006, the Company accounted for share-based compensation by applying the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and provided pro-forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its share-based compensation. Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. The Company’s Employee Stock Purchase Plan, (ESPP) qualified as a non-compensatory plan under APB 25, therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

Effective January 1, 2006, NetManage adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, share-based compensation expense for the three and six months ended June 30, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as adjusted for estimated forfeitures. Share-based compensation expense for all share-based payment awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), the Company recognizes share-based compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the three and six month periods ended June 30, 2006 is based on its historical experience and anticipated future employee turnover.

As a result of adopting SFAS 123(R) on January 1, 2006, the impact to the Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2006 was $194,000 and $320,000, respectively, in share-based compensation expense that would not have been recorded had we continued to account for share-based compensation under APB 25. Basic and diluted net loss per share was increased by $(0.02) and $(0.03), respectively, per share for the three and six month periods ended June 30, 2006 as a result of the adoption of SFAS 123(R).

Determining fair value

Valuation and amortization method: The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term: The expected term represents the period that share-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s share-based awards. For the three and six month periods ended June 30, 2006, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107.

Expected Volatility: The computation of expected volatility for the three and six month periods ended June 30, 2006 is based on historical volatility.

Risk-Free Interest Rate: The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term to the Expected Term.

Expected Dividend: The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

Forfeiture Rate: The forfeiture rate for the three and six month periods ended June 30, 2006 is based on historical forfeiture rates adjusted for anticipated changes in employee turnover over the next year.

The fair value of the Company’s stock options granted to employees for the three and six month periods ended June 30, 2006 and 2005, respectively, was estimated using the following weighted-average assumptions:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Expected Term	5.96 years	4.33 years	5.96 years	4.33 years
Volatility	54.75-57.00%	37.80%	54.75-59.48%	38.32%
Risk-free interest rate	4.94-5.21%	3.64-3.83%	4.36-5.21%	3.560-4.04%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average fair value (per share)	$3.12	$2.31	$3.35	$2.46

Stock compensation expense

The following table shows total share-based compensation expense included in the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2006 (in thousands):

	Three months ended June 30, 2006	Six months ended June 30,2006
Cost of revenues:
License fees	$2	$4
Services	13	21

Additional expense recorded as cost of revenues	15	25

Operating expenses:
Research and development	53	89
Sales and marketing	90	145
General and administrative	36	61

Additional expense recorded as operating expenses:	179	295

Additional expense recorded in loss from operations:	$194	$320

Weighted-average common shares:
Basic	9,422	9,408
Diluted	9,422	9,408
Impact of SFAS 123(R) on loss per share:
Basic loss per share, as reported	$(0.02)	$(0.03)
Diluted loss per share, as reported	$(0.02)	$(0.03)

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At June 30, 2006, the total compensation cost related to unvested share-based awards granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $1.1 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock options and awards activity

The following is a summary of option activity for our stock option plans for the three month period ended June 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2006	1,678	$5.13
Granted	96	5.41
Exercised	(26)	2.50
Forfeitures and cancellations	(39)	6.16

Outstanding at June 30, 2006	1,709	$5.16	7.48	$791

Vested and expected to vest at June 30, 2006	1,451	$5.06	0.36	$779

Exercisable at June 30, 2006	974	$4.80	6.55	$713

The following is a summary of option activity for our stock option plans for the six month period ended June 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,563	$5.05
Granted	248	5.73
Exercised	(36)	3.10
Forfeitures and cancellations	(66)	5.89

Outstanding at June 30, 2006	1,709	$5.16	7.48	$791

Vested and expected to vest at June 30, 2006	1,451	$5.06	0.36	$779

Exercisable at June 30, 2006	974	$4.80	6.55	$713

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1.0 million options where the market price was higher than the exercise price at June 30, 2006. During the three and six month periods ended June 30, 2006 the aggregate intrinsic value of options exercised under the Company’s stock option plans was $82,018 and $93,338, respectively, determined as of the date of option exercise.

Pro-forma Disclosures

The pro-forma table below illustrates the effect on net income and basic and diluted net income per share for the three and six month periods ended June 30, 2005, had NetManage applied the fair value recognition provision of SFAS 123 to share-based compensation (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30,2005
Net income as reported	$695	$1,503
Less: share-based employee compensation expense determined under fair value based method for all awards	(250)	(499)

Pro-forma net income	$445	$1,004

Weighted-average common shares:
Basic	9,301	9,261
Diluted	9,705	9,705
Impact of SFAS 123(R) on net income per share:
Basic income per share, as reported	$0.07	$0.16
Basic income per share, pro-forma	$0.05	$0.11
Diluted income per share, as reported	$0.07	$0.15
Diluted income per share, pro-forma	$0.05	$0.10

For purposes of this pro-forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing formula and is amortized on a straight line basis over the respective vesting periods of the award.

Recent accounting pronouncements

In June 2006, the Financial Accounting Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is evaluating the requirements of FIN 48 and has not yet determined the impact that this interpretation will have on its condensed consolidated statements of operations and net income (loss) per share.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155) which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is evaluating the requirements of SFAS 155 but does not expect that the adoption of SFAS 155 will have a significant impact on its condensed consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (FSP) No. 115-1 and FSP No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company’s adoption of FSP 115-1 did not have a significant impact on its condensed consolidated statements of operations and net income (loss) per share.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces Accounting Principles Board No. 20 (APB 20), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The Company’s adoption of SFAS 154 did not have a significant impact on its condensed consolidated financial statements.

3. Restructuring charges:

The Company accrues for restructuring costs when it makes a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with its response to a change in its strategic plan, product demand, expense structure or other factors such as the date it ceases to use a facility. The Company reassesses its prior restructuring accruals on a quarterly basis to reflect changes in the costs of its restructuring activities, and the Company records new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change.

On January 31, 2003, the Company announced a restructuring of its operations in response to the sluggish North America and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses and initially recorded $3.2 million in restructuring charges to its operating expenses. The Company subsequently recorded a reduction to the restructuring charge of $0.3 million primarily related to a sublease in Ottawa, Canada and for employee severance costs in Europe. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $2.9 million, which is expected to be funded from operations and existing cash balances. In the three month period ended March 31, 2006, the Company recorded an increase in the restructuring charge of $7,000 as an adjustment to the expected facility obligations in Ottawa, Canada. As of June 30, 2006, the Company had incurred net costs totaling $2.9 million related to the restructuring, which has required $2.8 million in cash expenditures. The remaining reserve related to this restructuring is $38,000 of which $20,000 is included in accrued liabilities and $18,000 is included in long-term liabilities as of June 30, 2006.

The following table lists the components of the January 2003 restructuring reserve for the six month period ended June 30, 2006 (in thousands):

Excess Facilities
Balance at December 31, 2005	$44
Change in estimate recorded in restructuring charge in the six month period ended June 30, 2006	7
Reserve utilized during the six month period ended June 30, 2006	(13)

Balance at June 30, 2006	$38

In August 1998, following the acquisition of FTP Software Inc. (FTP), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. In March 2006, the Company recorded a decrease in the restructuring charge of $42,000 composed of adjustments to expected lease, sublease and associated obligations related to the Birmingham, U.K. facility and related to foreign exchange adjustments on the long-term lease commitments and related sublease agreements. In June 2006, the Company recorded an increase in the restructuring charge of $61,000 relating primarily to a change of estimate in future sublease income. The remaining reserve related to this restructuring at June 30, 2006 is $295,000 of which $15,000 is included in accrued liabilities and $280,000 is included in long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the six month period ended June 30, 2006 (in thousands):

Excess Facilities
Balance at December 31, 2005	$319
Change in estimate recorded in restructuring charge in the six month period ended June 30, 2006	18
Reserve utilized during the six month period ended June 30, 2006	(42)

Balance at June 30, 2006	$295

4. Commitments and contingencies:

Legal proceedings

The Company is party to various legal proceedings and asserted claims, and may be party to unasserted claims including proceedings and claims that may relate to acquisitions we have completed or to companies we have acquired. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these potential claims will have a material adverse effect on the consolidated financial position, results of operations or cash flow.

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company has a single capital equipment lease. As of June 30, 2006, future minimum rental and lease payments, primarily for facilities net of any sublease income, under non-cancelable operating and capital leases are as follows (in thousands):

	Amount of commitment expiration per period
	Total	Less Than 12 Months	13-24 Months	25-36 Months	More Than 36 Months
Capital lease	$28	$7	$7	$7	$7
Operating leases	8,559	2,308	1,974	1,767	2,510

Total	$8,587	$2,315	$1,981	$1,774	$2,517

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

No cash and non-cash compensation expense was recorded in the three and six month periods ended June 30, 2006 as all options issued from the 1999 Plan had vested by May 28, 2005. For the three months ended June 30, 2005, the Company recorded a credit of $1,000 to compensation expense under this agreement and for the six months ended June 30, 2005, the Company recorded $24,000 to compensation expense under this agreement based on an aggregate option fair value of $687,000. For the three and six month periods ended June 30, 2005, the Company recorded total aggregate cash and non-cash compensation of $22,000 and $82,000, respectively, related to this arrangement under General and administrative expense in the Condensed Consolidated Statements of Operations.

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

We develop and market software and service solutions that are designed to enable our customers to access and leverage the investment they have in their corporate business applications, processes and data. We provide a range of personal computer, browser-based and server-based software products and tools. These products allow our customers to access and leverage applications, business processes and data on IBM and IBM compatible mainframe computers, IBM mid-range computers such as the iSeries, (often referred to as host access), in packaged applications, middleware and databases such as SAP, Siebel, Oracle and PeopleSoft, amongst others, and on UNIX and Microsoft-based servers. We provide support, maintenance, and technical consultation services to our customers in association with the products we develop and market. We provide applications and management consultancy to our customers primarily in association with the server-based products we deliver that are designed to allow customers to develop and deploy new Web-based applications and services.

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

2.	scalability of applications – applications, while initially deployed to a limited number of users may be further deployed to much larger user populations with little or no additional development effort.

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

Customer technology purchases are affected by many factors which are beyond our control, including longer-term infrastructure decisions, product offerings or pricing by our competitors, project timing and duration, business priorities, seasonal buying patterns and various customer financial constraints and initiatives. We believe that ongoing initiatives to reduce costs and improve profitability within our customers have continued to put pressure on their IT budgets for both new license purchases and maintenance and consulting services. This has resulted in customers delaying decisions to license additional software solutions and reducing the number of copies of software that have been subject to maintenance agreements in the past or in certain cases to forgo maintenance agreements completely.

We have a direct sales force of approximately 42 quota-carrying salespeople who generate the majority of our net revenues. Not all customers buy directly from us and many of our customers chose to place their orders through one of our channel partners because of pre-existing relationships they may have with them. We believe additional growth opportunities exist through indirect channels and further developing those channels is a priority for us. We also license our Librados adapters to independent software vendors (ISVs) for inclusion in their product or service offerings. We believe sales to ISVs will increase in the future but may fluctuate from quarter to quarter.

Developing and marketing innovative products is critical to our ongoing success. Time to market pressures also require us to regularly evaluate technology acquisitions that we believe will expand or enhance our existing product offerings. We have acquired a number of companies since our inception and expect that we may make acquisitions in the future.

Subsequent to June 30, 2006 as a result of the current unrest in Israel and more particularly Haifa where NetManage maintains a research and development operation, we have relocated our engineering group to a more secure, temporary facility. Other back-up operating plans have been developed as well to reduce the risk to our people and our operations in Israel. These arrangements will be in place for the duration of this conflict and will increase our operating expenses for that part of our business. We expect these alternate arrangements to cost approximately $25,000 per month.

Results of operations

We have three main product lines: RUMBA (including ViewNow products) - Connectivity software designed to connect PCs to IBM mainframe and iSeries systems and UNIX host systems; OnWeb - Highly scalable server-based solutions (and desktop solutions) designed to allow customers to leverage their existing enterprise applications, information, and business processes for new presentation methods and integration projects; and Librados - A range of high performance and highly scalable application and technology adapters for both Java-based application servers and Microsoft BizTalk servers. The Librados adapters are available for a range of enterprise applications such as SAP, PeopleSoft, JD Edwards, Siebel and Oracle, amongst others, for a range of databases including Oracle, Informix, IBM DB2 and Sybase and for a range of technology connections including support for Electronic Data Interchange (EDI) standards. The RUMBA product line is the Company’s most mature product line. Our strategy is to help customers migrate from our older product offerings to our newer solutions, OnWeb and Librados, which we believe have greater growth potential.

Our revenues have declined over the past five years. This decline has resulted, in part, from our efforts and success to migrate customers from our RUMBA products to our OnWeb and Librados products which typically have lower price points. The number of end-user licenses sold with server products, such as OnWeb are also lower than the number of end-user licenses represented by desktop products, such as RUMBA. To date, this transition has contributed to the decline in license and maintenance revenues from our RUMBA products at a faster rate than the growth rate of revenue from our OnWeb and Librados products. We expect our newer products to represent an increasing percentage of net revenues in the future.

Three months ended June 30, 2006 compared to June 30, 2005 (in thousands):

	Three months ended June 30,
	2006	2005	Change
Net revenues
License fees	$3,179	$3,807	$(628)	-16%
Services	5,811	6,856	(1,045)	-15%

Total net revenues	8,990	10,663	(1,673)	-16%
As a percentage of net revenues:
License fees	35.4%	35.7%
Services	64.6%	64.3%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$2,964	$3,515	$(551)	-16%
Gross margin - services	4,890	6,048	(1,158)	-19%
Gross margin - amortization of developed technology	(70)	(70)	—	—%

Total gross margin	$7,784	$9,493	$(1,709)	-18%
As a percentage of net revenues:
Gross margin - license fees	33.0%	33.0%
Gross margin – services	54.4%	56.7%
Gross margin - amortization of developed technology	-0.8%	-0.7%

Total gross margin	86.6%	89.0%
Research and development	$1,901	$1,793	$108	6%
As a percentage of net revenues:	21.1%	16.8%
Sales and marketing	$5,259	$5,280	$(21)	—%
As a percentage of net revenues:	58.5%	49.5%
General and administrative	$1,559	$2,150	$(591)	-27%
As a percentage of net revenues:	17.3%	20.2%
Restructuring charge (benefit)	$61	$(165)	$226	-137%
As a percentage of net revenues:	0.7%	-1.5%
Amortization of intangibles	$105	$115	$(10)	-9%
As a percentage of net revenues:	1.2%	1.1%
Interest income (expense) and other, net	$232	$229	$3	1%
As a percentage of net revenues:	2.6%	2.1%
Foreign currency transaction loss	$(19)	$(246)	$227	-92%
As a percentage of net revenues:	-0.2%	-2.3%
Provision (benefit) for income taxes	$11	$(392)	$403	-103%
As a percentage of net revenues:	N/A (1)	N/A (1)
Net income (loss)	$(899)	$695	$(1,594)	-229%
As a percentage of net revenues:	-10.0%	6.5%

(1)	The effective tax rates for the three month periods ended June 30, 2006 and 2005 were less than 1% due to the consolidated tax loss position.

Six months ended June 30, 2006 compared to June 30, 2005 (in thousands):

	Six months ended June 30,
	2006	2005	Change
Net revenues
License fees	$5,902	$9,129	$(3,227)	-35%
Services	11,616	13,658	(2,042)	-15%

Total net revenues	17,518	22,787	(5,269)	-23%
As a percentage of net revenues:
License fees	33.7%	40.1%
Services	66.3%	59.9%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$5,487	$8,511	$(3,024)	-36%
Gross margin - services	9,967	12,012	(2,045)	-17%
Gross margin - amortization of developed technology	(140)	(140)	—	—%

Total gross margin	$15,314	$20,383	$(5,069)	-25%
As a percentage of net revenues:
Gross margin - license fees	31.3%	37.4%
Gross margin – services	56.9%	52.7%
Gross margin - amortization of developed technology	-0.8%	-0.6%

Total gross margin	87.4%	89.5%
Research and development	$3,754	$3,730	$24	1%
As a percentage of net revenues:	21.4%	16.4%
Sales and marketing	$10,230	$10,919	$(689)	-6%
As a percentage of net revenues:	58.4%	47.9%
General and administrative	$3,248	$4,588	$(1,340)	-29%
As a percentage of net revenues:	18.5%	20.1%
Restructuring charge (benefit)	$25	$(92)	$117	-127%
As a percentage of net revenues:	0.1%	-0.4%
Amortization of intangibles	$210	$230	$(20)	-9%
As a percentage of net revenues:	1.2%	1.0%
Interest income (expense) and other, net	$540	$295	$245	83%
As a percentage of net revenues:	3.1%	1.3%
Foreign currency transaction loss	$(22)	$(175)	$153	-87%
As a percentage of net revenues:	-0.1%	-0.8%
Provision (benefit) for income taxes	$18	$(375)	$393	-105%
As a percentage of net revenues:	N/A (1)	N/A (1)
Net income (loss)	$(1,653)	$1,503	$(3,156)	-210%
As a percentage of net revenues:	-9.4%	6.6%

(1)	The effective tax rates for the six month periods ended June 30, 2006 and 2005 were less than 1% due to the consolidated tax loss position.

Net revenues

Net revenues decreased 16% for the three months ended June 30, 2006 as compared to the same period in 2005. The decrease in net revenues resulted from a decrease in license fees of $628,000, or 16% and from a decline in services revenues of $1.0 million, or 15%. License fees represented 35% of our net revenues in the second quarter of 2006 compared to 36% of net revenues in the second quarter of 2005. The decrease in our license fees for the three months ended June 30, 2006 was the result of lower license revenues, primarily in North America. We believe that the lower sales productivity in North America is due in part to the number of new sales representatives that have been hired during the first half of 2006. Approximately 44% of the North America sales force has been hired in the first six months of 2006. The decrease in our service revenue for the three months ended June 30, 2006 was primarily the result of customers choosing not to renew maintenance contracts during the latter half of 2005 largely on our stable, mature RUMBA products.

Net revenues decreased 23% for the six months ended June 30, 2006 as compared to the same period in 2005. The decrease in net revenues resulted from a decrease in license fees of $3.2 million, or 35% compared to the same period in 2005. We believe the decrease in license fees results from lower productivity from the North American sales force, who in large part were hired during the first half of 2006 and to lengthening sales cycles due to cautious IT spending. The decline in services revenues resulted from customers deciding not to renew maintenance contracts for a variety of reasons, including budget pressures and the reliability of our mature RUMBA product.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 34% and 31% for each of the three month periods ended June 30, 2006 and 2005, respectively and were 33% and 29% for each of the six months ended June 30, 2006 and 2005, respectively.

No customer accounted for more than 10% of net revenues in either of the three or six month periods ended March 31, 2006 and 2005. Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and license fees in any quarter are substantially dependent on orders booked in that quarter.

Gross margin

Gross margin decreased $1.7 million, or 18% and $5.1 million, or 25% for the three and six month periods ended June 30, 2006 as compared to the same periods in 2005, primarily because of the decrease in net revenues. Total gross margin as a percentage of net revenues decreased to 87% for both the three and six month periods ended June 30, 2006 from 89% and 90%, respectively, for the same periods in 2005. The decrease in gross margin is due to the decrease in net revenues and an increase in share-based compensation expenses from the adoption of SFAS 123(R) of $15,000 and $25,000 for the three and six month periods ended June 30, 2006, respectively. In addition, for the three months ended June 30, 2006 there was a $21,000 increase in other costs of revenues as compared to the same period in 2005 for additional consulting expenses offset in part by reductions in salaries and benefits, corporate allocations and cost of goods. For the six months ended June 30, 2006 there was a decrease of $225,000 in other costs of revenues as compared to the same period in 2005, primarily from reductions cost of goods, salaries and benefits and corporate allocations.

Gross margin on license fees as a percentage of license fees was 93% and 92% for the three and six month periods ended June 30, 2006 and 92% and 93%, respectively, for the same periods in 2005. The change is primarily due to a reduction in the cost of license fees offset in part by the decrease in license fees. Gross margin on services as a percentage of services revenues decreased to 84% and 86%, respectively, for the three and six month periods ended June 30, 2006 from 88% for each of the same periods in 2005. The decrease in gross margin on services is primarily due to the decrease in services revenue and an increase in the cost of services.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R & D expenses increased $108,000, or 6% and $24,000, or 1% for the three and six month periods ended June 30, 2006, respectively, from the comparative periods in 2005. The increase in expense results from an increase in consulting costs, higher corporate allocations and share-based compensation expenses of $53,000 and $89,000 in the three and six month periods ended June 30, 2006, respectively, from the adoption of SFAS 123(R).

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in the three or six month periods ended June 30, 2006 or 2005.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, salaries of marketing personnel, advertising and promotional expenses, and occupancy and related costs. Sales and marketing expenses decreased $21,000, or 0.4% and $689,000, or 6% for the three and six month periods ended June 30, 2006, respectively from the comparative periods in 2005. The reduction in expense is a result of a decrease in external recruitment fees, consulting services and marketing program costs offset in part by share-based compensation expenses of $90,000 and $145,000 in the three and six month periods ended June 30, 2006, respectively, from the adoption of SFAS 123(R).

General and administrative

General and administrative, or G & A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. G & A expenses decreased $0.6 million, or 27% and $1.3 million, or 29% for the three and six month periods ended June 30, 2006, respectively from the comparative periods in 2005. The decrease in expense resulted primarily from reductions in incentive compensation and legal expenses offset in part by an increase in share-based compensation expense of $36,000 and $61,000 in the three and six month periods ended June 30, 2006, respectively, from the adoption of SFAS 123(R).

Restructuring charges

Restructuring charges consist of adjustments made to true up obligations from restructuring activities made in previous period. The restructuring charges for the three and six month periods ended June 30, 2006 were $61,000 and $25,000, respectively and relate to the change in estimate for future sublease obligations primarily associated with our Birmingham, U.K. facility and to the effect of fluctuations in exchange rates on the underlying currencies in which the obligations are denominated. For the three and six month periods ended June 30, 2005, we recorded a benefit to restructuring expense of $165,000 and $92,000, respectively principally related to the reversal in the quarter ended June 30, 2005 of a severance reserve which management determined was no longer needed offset by changes in estimate for future sublease obligations on our Birmingham, U.K. facility and the effect of fluctuations in exchange rates on currencies in which the liabilities were denominated.

Amortization of other intangible assets

Amortization expense was $105,000 and $115,000 for the three month periods ended June 30, 2006 and 2005, respectively and $210,000 and $230,000 for the six month periods ended June 30, 2006 and 2005 respectively. Amortization expense in the first and second quarters of 2006 and 2005 related solely to the acquisition of Librados, Inc. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life of two years to five years.

Interest income (expense) and other, net

Interest income (expense) and other, net was $232,000 and $229,000 for the three month periods ended June 30, 2006 and 2005, respectively and $540,000 and $295,000 for the six month periods ended June 30, 2006 and 2005, respectively. Our interest income increased in the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 as a result of investing a larger proportion of our cash in interest bearing securities at higher average rates. We also recorded other income of $5,000 and $120,000, related to the sale of certain non-operating net assets in the three and six month periods ended June 30, 2006, respectively. The following table identifies the components of our interest income (expense) and other, net for the three and six month periods ended June 30, 2006 and 2005, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income (expense)
On cash and investments	229	84	424	150
On tax refunds	—	112	—	112
Interest expense	(2)	—	(4)	—
Gain on investments	—	33	—	33
Other income (expense)	5	—	120	—

Interest income (expense) and other, net	232	229	540	295

Foreign currency transaction gains (losses)

For the three and six month periods ended June 30, 2006, we recorded a transaction loss of $(19,000) and $(22,000), respectively and for the same periods in 2005, a transaction loss of $(246,000) and $(175,000), respectively. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British pound (Pound) and the Euro. For the three and six month periods ended June 30, 2006 and 2005, the relationship of the Shekel to the USD, the Pound and the Euro were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
USD % Change	-4.3%	4.5%	-2.4%	5.4%
Pound % Change	-0.1%	0.4%	2.5%	-1.3%
Euro % Change	-0.5%	-2.4%	3.2%	-6.8%

Provision for income taxes

For the three and six month periods ended June 30, 2006 and 2005, NetManage reported an income tax provision (benefit) composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
US federal tax	$2	$—	$2	$—
US state tax	(16)	—	(16)	4
International tax	109	65	116	78
Income tax refunds:
Netherlands	(84)	—	(84)	—
Germany	—	(457)	—	(457)

Total provision (benefit) for income taxes	$11	$(392)	$18	$(375)

Disclosures about market risk

Disclosures about market risk can be found below, under Item 3—Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources

	As of June 30, 2006	As of December 31, 2005
Cash, cash equivalents and short-term investments	$7,868	$7,530
Short-term investments	$16,671	$13,985
Long-term investments	$—	$1,583
Working capital	$15,116	$12,249

	For the six months ended
	June 30, 2006	June 30, 2005
Net cash provided by operating activities	$1,288	$4,441
Net cash used in investing activities	$(1,293)	$(315)
Net cash provided by financing activities	$147	$611

Our primary source of cash is receipts from net revenues. The primary uses of cash are payroll (salaries, commissions, other incentives, and benefits), general operating expenses (marketing, travel, office rent), the cost of revenues and the purchase of investments, property and equipment. Another source of cash is proceeds from the exercise of employee options and participation in the employee stock purchase.

Net cash provided by operating activities decreased by approximately $3.2 million in the six months ended June 30, 2006 as compared to the corresponding period in 2005. This decrease is primarily a result of the change in earnings from $1.5 million for the six months ended June 30, 2005 to a loss of $1.7 million for the six months ended June 30, 2006.

Net cash used in investing activities increased by $978,000 for the six months ended June 30, 2006 as compared to the corresponding period in 2005. This increase is primarily a result of investing a larger proportion of our cash in interest bearing securities at higher average rates beginning in the third quarter of 2005. We expect to continue to invest in short-term and long-term investments and to purchase additional property and equipment to support our operations.

Net cash provided by financing activities is derived primarily from proceeds from the sale of common stock through employee stock option plans and the employee stock purchase plan. Net cash provided by financing activities decreased by $464,000 for the six months ended June 30, 2006 as compared to the same period in 2005 primarily from reduced proceeds received from shares issued in connection with employee stock plans offset in part by proceeds received from an investor for a short-term profit earned within six months of acquiring 10% of the Company’s common stock.

At June 30, 2006, we had working capital of $15.1 million. We believe that our current cash balance and investments and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements, currently identified projects and planned objectives for at least the next 12 months.

If our credit rating was to change materially, it could impact our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Contractual obligations

A table of our contractual obligations as of June 30, 2006 is included in Note 4 to Condensed Consolidated Financial Statements - Commitments and contingencies.

Off-balance sheet arrangements

As of June 30, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity.

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

At the time of the transaction, we assess whether the fee associated with a revenue transaction is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due if the customer is credit-worthy or upon receipt of payment if the customer is not credit-worthy.

We assess ability to collect based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment.

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

Allowance for doubtful accounts, sales returns and rebates: In establishing our allowance for doubtful accounts we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. Our accounts receivable balance was $5.6 million and $11.3 million, net of our allowance for doubtful accounts of $209,000 and $201,000 at June 30, 2006 and December 31, 2005, respectively. In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. Our reserves for returns were $11,000 and $40,000 at June 30, 2006 and December 31, 2005, respectively, and represented less than 0.1% and 0.1% of total net revenues for the six month period ended June 30, 2006 and for the twelve month period ended December 31, 2005, respectively. Our reserves for rebates were $2,000 and $18,000 at June 30, 2006 and December 31, 2005, respectively, and represented less than 0.1% and 0.1% of total net revenues for the six month period ended June 30, 2006 and for the twelve month period ended December 31, 2005, respectively.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves balance was $333,000 and $363,000 as of June 30, 2006 and December 31, 2005, respectively. For further discussion see Note 3 to the Notes to Condensed Consolidated Financial Statements.

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

We currently do not enter into financial instruments for hedging or speculative purposes. There were no forward foreign exchange contracts used during the three and six month periods ended June 30, 2006. We may institute a foreign currency hedging program in the future.

The following table presents the potential impact on cash flow of changes in exchange rates on foreign denominated assets and liabilities as noted (in thousands):

	Cash flow impact on change in exchange rates
	June 30, 2006	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1) (2)	$5,868	$(434)	$(273)	$224	$321
Accounts payable (2)	(1,135)	96	61	(50)	(71)
Inter-company with U.S. (3)	1,907	(337)	(212)	173	249

(1)	Accounts receivable does not include allowances of $222,000.
(2)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.
(3)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of June 30, 2006 and that there is no change in rates between the various non-U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Condensed Consolidated Statements of Operations.

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

Changes in internal controls.

As indicated on the cover page of this report, NetManage is not an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act as determined on June 30, 2006, based on the Company’s market capitalization as of that date. NetManage will be required to include in its periodic filings under the Exchange Act the disclosures contemplated by Section 404 of the Sarbanes-Oxley Act (Section 404) beginning with its Annual Report on Form 10-K for the year ending December 31, 2007. Section 404 will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s registered public accounting firm have issued an attestation report on management’s assessment of internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no repurchases of our common stock during the three and six month periods ended June 30, 2006. In addition, we made no sales of unregistered securities during the three and six month periods ended June 30, 2006.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

NetManage’s 2006 Annual Meeting of Stockholders was held at our offices at 20883 Stevens Creek Boulevard, Cupertino, California on Wednesday, May 24, 2006 at 9:00 a.m. Pacific Daylight Time, for the following purposes:

1.	To elect two directors to hold office until the Annual Meeting of Stockholders in the year 2009;

2.	To ratify the selection of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2006, and

3.	To conduct such other business as may properly come before the meeting and any adjournment or postponement thereof.

Stockholders of record at the close of business on March 29, 2006 were entitled to vote at the meeting.

a.	Regarding the vote for the election of directors, the following individuals received the number of votes indicated:

	For	Withheld
Mr. Zvi Alon	6,555,052	2,423,580
Mr. Abraham Ostrovsky	7,517,872	1,460,760

b.	Regarding the ratification of the selection of Deloitte & Touche LLP as our independent accountants, participating stockholders voted as follows:

For	Against	Abstain
8,574,286	93,032	311,314

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC. (Registrant)

DATE: August 11, 2006	By:	/s/ Michael R. Peckham
Michael R. Peckham Chief Financial Officer and Senior Vice President (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.