Form 10-Q
period 2006-09-30
NETMANAGE INC
filed 2006-11-03
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of registrant’s common stock outstanding as of October 30, 2006: 9,457,683

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,948	$7,530
Short-term investments	21,496	13,985
Accounts receivable, net of allowances of $168 and $259, respectively	5,889	11,327
Prepaid expenses and other current assets	1,341	1,217

Total current assets	35,674	34,059

Property and equipment, at cost:
Computer software and equipment	1,473	1,289
Furniture and fixtures	2,815	2,779
Leasehold improvements	736	737

	5,024	4,805
Less-accumulated depreciation	(2,778)	(2,000)

Net property and equipment	2,246	2,805

Goodwill	3,648	3,697
Other intangible assets, net	1,213	1,604
Long-term investments	—	1,583
Other assets	148	118

Total assets	$42,929	$43,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,196	$1,176
Accrued liabilities	1,473	2,009
Accrued payroll and related expenses	2,237	2,311
Deferred revenue	11,476	14,081
Income taxes payable	399	436

Total current liabilities	16,781	20,013

Long-term liabilities:
Deferred revenue	3,742	343
Other long-term liabilities	746	807

Total long-term liabilities	4,488	1,150

Total liabilities	21,269	21,163

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value - Authorized - 1,000,000 shares. No shares issued and outstanding.	—	—
Common stock, $0.01 par value - Authorized - 36,000,000 shares. Issued - 11,521,742 and 11,466,200 shares, respectively. Outstanding - 9,444,894 and 9,389,352 shares, respectively.	115	115
Treasury stock, at cost - 2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	182,438	181,755
Accumulated deficit	(136,327)	(134,707)
Accumulated other comprehensive loss	(3,762)	(3,656)

Total stockholders’ equity	21,660	22,703

Total liabilities and stockholders’ equity	$42,929	$43,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues:
License fees	$3,694	$3,614	$9,596	$12,743
Services	5,700	6,334	17,316	19,992

Total net revenues	9,394	9,948	26,912	32,735

Cost of revenues:
License fees	176	237	591	855
Services	867	798	2,516	2,444
Amortization of developed technology	70	70	210	210

Total cost of revenues	1,113	1,105	3,317	3,509

Gross margin	8,281	8,843	23,595	29,226

Operating expenses:
Research and development	1,770	1,658	5,524	5,388
Sales and marketing	4,946	4,431	15,176	15,350
General and administrative	1,480	1,994	4,728	6,582
Restructuring charge (benefit)	72	29	97	(63)
Amortization of intangible assets	105	158	315	388

Total operating expenses	8,373	8,270	25,840	27,645

Income (loss) from operations	(92)	573	(2,245)	1,581
Interest income (expense) and other, net	281	241	821	536
Foreign currency transaction loss	(111)	(94)	(133)	(269)

Income (loss) before income taxes	78	720	(1,557)	1,848
Provision (benefit) for income taxes	45	(884)	63	(1,259)

Net income (loss)	$33	$1,604	$(1,620)	$3,107

Net income (loss) per share:
Basic	$0.00	$0.17	$(0.17)	$0.33
Diluted	$0.00	$0.17	$(0.17)	$0.32
Weighted average common shares:
Basic	9,443	9,341	9,420	9,288
Diluted	9,728	9,598	9,420	9,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$33	$1,604	$(1,620)	$3,107
Other comprehensive income (loss):
Unrealized loss on investments, net	—	(1)	—	(47)
Foreign currency translation adjustments, net	(77)	120	(106)	290

Total comprehensive income (loss)	$(44)	$1,723	$(1,726)	$3,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,620)	$3,107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,360	1,454
Loss (gain) on disposal of property, plant and equipment	28	(1)
Provision for doubtful accounts and returns	(76)	(237)
Share-based compensation expense	501	24
Gain on sale of investments	—	(35)
Non-cash impairment charge	—	43
Changes in operating assets and liabilities:
Accounts receivable	5,573	9,016
Prepaid expenses and other current assets	(120)	1,233
Other assets	33	224
Accounts payable	(3)	(1,718)
Accrued liabilities, payroll and payroll-related expenses	(684)	(2,739)
Deferred revenue	391	(6,771)
Income taxes payable	(39)	(394)
Other long-term liabilities	(94)	(9)

Net cash provided by operating activities	5,250	3,197

Cash flows from investing activities:
Purchases of short-term investments	(24,889)	(38,294)
Proceeds from sales and maturities of short-term investments	18,925	25,175
Purchases of property and equipment	(417)	(616)
Other	49	(66)

Net cash used in investing activities	(6,332)	(13,801)

Cash flows from financing activities:
Proceeds from sale of common stock	170	620
Proceeds from investor profit returned to Company	12	—

Net cash provided by financing activities	182	620

Effect of exchange rate changes on cash	318	78

Net increase in cash and cash equivalents	(582)	(9,906)
Cash and cash equivalents, beginning of period	7,530	19,570

Cash and cash equivalents, end of period	$6,948	$9,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial data:

The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. and subsidiaries (the “Company” or “NetManage”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2006 could differ materially from those reported in this quarterly report on Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. The financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 23, 2006.

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

Foreign currency translation, foreign exchange contracts and comprehensive income (loss)

The functional currency of the Company’s foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are included in accumulated other comprehensive income (loss) and reported as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in net income (loss).

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three and nine month periods ended September 30, 2006 and 2005.

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

The following table summarizes the Company’s cash, cash equivalents and short-term investments as of September 30, 2006 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$6,550	$—	$—	$6,550
Cash equivalents	273	—	—	273
Short-term investments	125	—	—	125

Total cash and cash equivalents	$6,948	$—	$—	$6,948

Held-to-maturity investments:
Time deposits	$14	$—	$—	$14
Corporate bonds	17,666	5	(9)	17,662
Taxable municipal bonds	1,447	—	(4)	1,443
Government bonds	500		—	500
Commercial paper	1,994	—	—	1,994
Restricted cash deposits	84	—	—	84

Total investments	$21,705	$5	$(13)	$21,697
Less amounts classified as cash and cash equivalents	(125)	—	—	(125)
Less amounts classified as other assets	(84)	—	—	(84)

Total short-term investments	$21,496	$5	$(13)	$21,488

The following table summarizes the Company’s cash, cash equivalents, short-term and long-term investments as of December 31, 2005 (in thousands):

	Amortized Cost	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,635	$—	$4,635
Cash equivalents	2,895	—	2,895

Total cash and cash equivalents	$7,530	$—	$7,530

Held-to-maturity investments:
Time deposits	$49	$—	$49
Corporate bonds	13,133	(37)	13,096
Taxable municipal bonds	728	(4)	724
Government bonds	1,658	(3)	1,655
Restricted cash deposits	37	—	37

Total investments	$15,605	$(44)	$15,561
Less amounts classified as other assets	(37)	—	(37)
Less amounts classified as long-term investments	(1,583)	11	(1,572)

Total short-term investments	$13,985	$(33)	$13,952

The contractual maturity dates for held-to-maturity securities as of September 30, 2006 are all within one year.

Property and equipment

Property and equipment are recorded at cost. Improvements, renewals and extraordinary repairs that extend the lives of the asset are capitalized; other repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

Classification	Life
Computer software and equipment	2 to 3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

Depreciation expense for the three and nine month periods ended September 30, 2006 was $0.3 million and $0.8 million, respectively. For the three and nine month periods ended September 30, 2005, depreciation expense was $0.3 million and $0.9 million, respectively.

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

During the quarter ended March 31, 2006, NetManage recorded a reduction in Goodwill of $48,000. This reduction was the result of the resolution of a pre-acquisition contingency recovered in cash from an escrow account set up at the time of the Librados acquisition. There were no other adjustments made to Goodwill in the nine months ended September 30, 2006.

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	September 30, 2006	December 31, 2005
Carrying amount of:

Developed technology	$1,535	$1,400
Non-compete contracts	721	721
Trade names	300	300

Gross carrying amount of other intangible assets	2,556	2,421
Less accumulated amortization:

Developed technology	(537)	(326)
Non-compete contracts	(691)	(421)
Trade names	(115)	(70)

Net carrying amount of other intangible assets	$1,213	$1,604

Other intangible assets increased at September 30, 2006 since December 31, 2005 due to the purchase of secured socket layer (SSL) technology in the period ended September 30, 2006 that will be incorporated into existing NetManage products. Amortization of the intangible asset will be over three years under the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

The remaining net carrying amount of other intangible assets is expected to be amortized as follows (in thousands):

Year	Amortization Expense
Remainder of 2006 (three months)	$119
2007	385
2008	385
2009	324

$1,213

The aggregate amortization expense for the three and nine month periods ended September 30, 2006 was $0.2 million and $0.5 million, respectively. For the three and nine month periods ended September 30, 2005, the aggregate amortization expense was $0.2 million and $0.6 million respectively.

Accrued liabilities

Accrued liabilities at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

Description	September 30, 2006	December 31, 2005
Current restructuring (see Note 3)	$42	$34
Other accruals	1,431	1,975

Total accrued liabilities	$1,473	$2,009

Long-term liabilities

Long-term liabilities at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

Description	September 30, 2006	December 31, 2005
Long-term restructuring (see Note 3)	$302	$329
Long-term other	444	478
Long-term deferred revenue	3,742	343

Total long-term liabilities	$4,488	$1,150

Concentrations of credit risk

Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash investments and trade receivables. NetManage has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. No single customer accounted for more than 10% of accounts receivable as of September 30, 2006 and December 31, 2005. There were no customers that accounted for more than 10% of consolidated revenues in the three and nine month periods ended September 30, 2006 and 2005.

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

For the three and nine month periods ended September 30, 2006 and 2005, potentially dilutive securities, consisting of applicable stock options, are as shown in the following table. In the period in which a net loss is recorded, the potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Potentially dilutive shares (in thousands)	285	257	320	380

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$33	$1,604	$(1,620)	$3,107

Shares used to compute basic net income (loss) per share	9,443	9,341	9,420	9,288
Potentially dilutive shares used to compute net income per share on a diluted basis	285	257	—	380

Shares used to compute diluted net income (loss) per share	9,728	9,598	9,420	9,668
Net income (loss) per share:
Basic	$0.00	$0.17	$(0.17)	$0.33
Diluted	$0.00	$0.17	$(0.17)	$0.32

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

Product is sold, without the right of return, except for distributor inventory rotation of old or excess product. Certain sales are made to North American distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the distributor sells the merchandise. NetManage recognizes sales to international resellers upon shipment, provided all other revenue recognition criteria have been met. NetManage gives rebates to customers on a limited basis. These rebates are included in its Condensed Consolidated Statements of Operations as a reduction of revenue.

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

For the three and nine month periods ended September 30, 2006 and 2005, NetManage reported an income tax provision (benefit) comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
U.S. federal tax	$1	$—	$2	$—
U.S. state tax	13	—	(2)	4
International tax	31	13	147	91
International reserve adjustment on favorable tax audit outcome	—	(418)	—	(418)
Income tax refunds:
Netherlands	—	—	(84)	—
Germany	—	(479)	—	(936)

Total provision (benefit) for income taxes	$45	$(884)	$63	$(1,259)

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

Effective January 1, 2006, NetManage adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, share-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as adjusted for estimated forfeitures. Share-based compensation expense for all share-based payment awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), the Company recognizes share-based compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the three and nine month periods ended September 30, 2006 based on its historical experience and anticipated future employee turnover.

As a result of adopting SFAS 123(R) on January 1, 2006, the impact to the Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2006 was $180,000 and $501,000, respectively, in share-based compensation expense that would not have been recorded had we continued to account for share-based compensation under APB 25. Basic and diluted net income per share decreased by $(0.02) per share for the three month period ended September 30, 2006 and basic net loss per share increased by $(0.05) per share for the nine month period ended September 30, 2006 as a result of the adoption of SFAS 123(R).

Determining fair value

Valuation and amortization method: The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term: The expected term represents the period that share-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s share-based awards. For the three and nine month periods ended September 30, 2006, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107.

Expected Volatility: The computation of expected volatility for the three and nine month periods ended September 30, 2006 is based on historical volatility.

Risk-Free Interest Rate: The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term to the Expected Term.

Expected Dividend: The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

Forfeiture Rate: The forfeiture rate for the three and nine month periods ended September 30, 2006 is based on historical forfeiture rates adjusted for anticipated changes in employee turnover over the next year.

The fair value of the Company’s stock options granted to employees for the three and nine month periods ended September 30, 2006 and 2005, respectively, was estimated using the following weighted-average assumptions:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Expected Term	5.96 years	4.33 years	5.96 years	4.33 years
Volatility	53.95 – 54.52%	41.51%	53.95 – 59.48%	39.32%
Risk-free interest rate	4.59-4.93%	3.88-4.20%	4.36-5.21%	3.56-4.20%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average fair value (per share)	$2.45	$2.18	$3.24	$2.44

Share-based compensation expense

Cost of revenues and operating expenses for the three and nine month periods ended September 30, 2006 includes share-based compensation related to the adoption of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). Periods prior to January 1, 2006, have not been restated to conform to the provisions of SFAS 123(R).

The following table shows total share-based compensation expense included in the Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2006 (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Cost of revenues:
License fees	$2	$6
Services	13	35

Additional expense recorded as cost of revenues	15	41

Operating expenses:
Research and development	51	140
Sales and marketing	85	230
General and administrative	29	90

Additional expense recorded as operating expenses:	165	460

Additional expense recorded in loss from operations:	$180	$501

Weighted-average common shares:
Basic	9,443	9,420
Diluted	9,728	9,420
Impact of SFAS 123(R) on loss per share:
Basic loss per share	$(0.02)	$(0.05)
Diluted loss per share	$(0.02)	$(0.05)

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At September 30, 2006, the total compensation cost related to unvested share-based awards granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $1.0 million, net of estimated forfeitures of $0.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock options and awards activity

The following is a summary of option activity for our stock option plans for the three month period ended September 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,709	$5.16
Granted	35	4.36
Exercised	(15)	2.29
Forfeitures and cancellations	(70)	5.82

Outstanding at September 30, 2006	1,659	$5.14	7.28	$830

Vested and expected to vest at September 30, 2006	1,444	$5.06	0.30	$811

Exercisable at September 30, 2006	1,011	$4.85	6.43	$747

The following is a summary of option activity for our stock option plans for the nine month period ended September 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,563	$5.05
Granted	283	5.56
Exercised	(51)	2.86
Forfeitures and cancellations	(136)	5.85

Outstanding at September 30, 2006	1,659	$5.14	7.28	$830

Vested and expected to vest at September 30, 2006	1,444	$5.06	0.30	$811

Exercisable at September 30, 2006	1,011	$4.85	6.43	$747

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for the 1.0 million exercisable options where the market price was higher than the exercise price at September 30, 2006.

The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of the option exercise, was $40,142 and $133,479, respectively, for the three and nine month periods ended September 30, 2006.

Pro-forma Disclosures

The pro-forma table below illustrates the effect on net income and basic and diluted net income per share for the three and nine month periods ended September 30, 2005, had NetManage applied the fair value recognition provision of SFAS 123 to share-based compensation (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income as reported	$1,604	$3,107
Less: share-based employee compensation expense determined under fair value based method for all awards	(153)	(609)

Pro-forma net income	$1,451	$2,498

Weighted-average common shares:
Basic	9,341	9,288
Diluted	9,598	9,668
Impact of SFAS 123 on net income per share:
Basic income per share, as reported	$0.17	$0.33
Basic income per share, pro-forma	$0.16	$0.27
Diluted income per share, as reported	$0.17	$0.32
Diluted income per share, pro-forma	$0.15	$0.26

For purposes of this pro-forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing formula and is amortized on a straight line basis over the respective vesting periods of the award.

Recent accounting pronouncements

In September 2006, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS does not require any new fair value measurements but simply eliminates inconsistencies in guidance as found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 however earlier adoption is permitted, provided the Company has not yet issued financial statements, including interim periods, for that fiscal year. The Company is evaluating the requirements of SFAS 157 but does not expect that the adoption of SFAS 157 will have a significant impact on its condensed consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is evaluating the requirements of FIN 48 and has not yet determined the impact that this interpretation will have on its condensed consolidated statements of operations and net income (loss) per share.

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

In November 2005, the FASB issued FASB Staff Position (FSP) No. 115-1 and FSP No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and guidance on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company’s adoption of FSP 115-1 did not have a significant impact on its condensed consolidated statements of operations and net income (loss) per share.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces Accounting Principles Board No. 20 (APB 20), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The Company’s adoption of SFAS 154 did not have a significant impact on its condensed consolidated financial statements.

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

On January 31, 2003, the Company announced a restructuring of its operations in response to the sluggish North America and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses and initially recorded $3.2 million in restructuring charges to its operating expenses. The Company subsequently recorded a reduction to the restructuring charge of $0.3 million primarily related to a sublease in Ottawa, Canada and for employee severance costs in Europe. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $2.9 million, which is expected to be funded from operations and existing cash balances. In the three month period ended March 31, 2006, the Company recorded an increase in the restructuring charge of $7,000 as an adjustment to the expected facility obligations in Ottawa, Canada. As of September 30, 2006, the Company had incurred net costs totaling $2.9 million related to the restructuring, which has required $2.8 million in cash expenditures. The remaining reserve related to this restructuring is $30,000 of which $16,000 is included in accrued liabilities and $14,000 is included in long-term liabilities as of September 30, 2006.

The following table lists the components of the January 2003 restructuring reserve for the nine month period ended September 30, 2006 (in thousands):

Excess Facilities
Balance at December 31, 2005	$44
Change in estimate recorded in restructuring charge in the nine month period ended September 30, 2006	7
Reserve utilized during the nine month period ended September 30, 2006	(21)

Balance at September 30, 2006	$30

In August 1998, following the acquisition of FTP Software Inc. (FTP), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. For the three and nine month periods ended September 30, 2006, the Company has recorded a change in estimate of $72,000 and $90,000, respectively. These changes in estimate are composed of adjustments to expected lease, sublease and associated obligations related to the Birmingham, U.K. facility and related foreign exchange adjustments on the long-term lease commitments and related sublease income. The remaining reserve related to this restructuring at September 30, 2006 is $314,000 of which $26,000 is included in accrued liabilities and $288,000 is included in long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the nine month period ended September 30, 2006 (in thousands):

Excess Facilities
Balance at December 31, 2005	$319
Change in estimate recorded in restructuring charge in the nine month period ended September 30, 2006	90
Reserve utilized during the nine month period ended September 30, 2006	(95)

Balance at September 30, 2006	$314

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

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company has a single capital equipment lease. As of September 30, 2006, future minimum rental and lease payments, primarily for facilities net of any sublease income, under non-cancelable operating and capital leases are as follows (in thousands):

	Amount of commitment expiration per period
	Total	Less Than 12 Months	13-24 Months	25-36 Months	More Than 36 Months
Capital lease	$27	$7	$7	$7	$6
Operating leases	8,420	2,357	1,994	1,800	2,269

Total	$8,447	$2,364	$2,001	$1,807	$2,275

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

5. Related party transactions:

On May 28, 2003, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison received compensation in consideration for consultancy and advisory services he provided the Company over a two-year period. In connection with his entering into the agreement, Dr. Harrison resigned from the Company’s Audit Committee effective May 28, 2003. The terms of the agreement required the Company to pay Dr. Harrison a fixed fee of $138,000 per year, and a one-time grant to Dr. Harrison of an option to purchase 150,000 shares of common stock of the Company, comprised of 3,200 shares he was eligible to receive under the 1993 Non-Employee Directors Plan for 2003 and 2004 and 146,800 shares from the 1999 Non-Statutory Stock Plan, at an exercise price of $1.92 per share (which represented the quoted market price of the stock at the date of grant). The option vested on a monthly basis over the two-year term of the agreement. The option expires five years from the date of issuance. The fair value of the 146,800 options from the 1999 Plan was determined using the Black-Scholes option pricing model with the following assumptions: stock price $2.95-$9.65; no dividends; risk free interest rate of 2.00%-3.72%; volatility of 38%-99%; and a contractual life of five years. The fair value of the option was subject to change over the vesting period of the option based on changes in the underlying assumptions (variable award accounting). The consultancy and advisory services contemplated by the contract with Dr. Harrison expired on May 28, 2005.

No cash and non-cash compensation expense was recorded in the three and nine month periods ended September 30, 2006 as all options issued from the 1999 Plan had vested by May 28, 2005. For the three months ended September 30, 2005, the Company recorded no additional charges to compensation expense under this agreement and for the nine months ended September 30, 2005, the Company recorded $24,000 to compensation expense under this agreement based on an aggregate option fair value of $687,000. For the three month period ended September 30, 2005, the Company recorded no additional aggregate cash and non-cash compensation related to this agreement. For the nine month period ended September 30, 2005, the Company recorded total aggregate cash and non-cash compensation of $82,000 related to this arrangement under General and administrative expense in the Condensed Consolidated Statements of Operations.

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

Customer technology purchases are affected by many factors that are beyond our control, including longer-term infrastructure decisions, product offerings or pricing by our competitors, project timing and duration, business priorities, seasonal buying patterns and various customer financial constraints and initiatives. We believe that ongoing initiatives to reduce costs and improve profitability within our customers have continued to put pressure on their IT budgets for both new license purchases and maintenance and consulting services. This has resulted in customers delaying decisions to license additional software solutions and reducing the number of copies of software that have been subject to maintenance agreements in the past or in certain cases to forgo maintenance agreements completely.

We have a direct sales force of approximately 46 quota-carrying salespeople who generate the majority of our net revenues. Not all customers buy directly from us and many of our customers choose to place their orders through one of our channel partners because of pre-existing relationships they may have with them. We believe additional growth opportunities exist through indirect channels and further developing those channels is a priority for us. We also license our Librados adapters to independent software vendors (ISVs) for inclusion in their product or service offerings. We believe sales to ISVs will increase in the future but may fluctuate from quarter to quarter.

Developing and marketing innovative products is critical to our ongoing success. Time to market pressures also require us to regularly evaluate technology acquisitions that we believe will expand or enhance our existing product offering. We have acquired a number of companies since our inception and expect that we may make acquisitions in the future.

Subsequent to June 30, 2006 as a result of the current unrest in Israel and more particularly Haifa where NetManage maintains a research and development operation, we relocated our engineering group to a more secure, temporary facility. Other back-up operating plans were developed as well to reduce the risk to our people and our operations in Israel. These arrangements were in place for the duration of the conflict and increased our operating expenses by approximately $54,000 in the three month period ended September 30, 2006 for that part of our business. We expect to recover these expenses during the fourth quarter of 2006 based on claims filed with the Israeli government.

Results of operations

We have three main product lines: RUMBA (including ViewNow products)—Connectivity software designed to connect PCs to IBM mainframe and iSeries systems and UNIX host systems; OnWeb—Highly scalable server-based solutions (and desktop solutions) designed to allow customers to leverage their existing enterprise applications, information, and business processes for new presentation methods and integration projects; and Librados—A range of high performance and highly scalable application and technology adapters for both Java-based application servers and Microsoft BizTalk servers. The Librados adapters are available for a range of enterprise applications such as SAP, PeopleSoft, JD Edwards, Siebel and Oracle, amongst others, for a range of databases including Oracle, Informix, IBM DB2 and Sybase and for a range of technology connections including support for Electronic Data Interchange (EDI) standards. The RUMBA product line is the Company’s most mature product line. Our strategy is to help customers migrate from our older product offerings to our newer solutions, OnWeb and Librados, which we believe have greater growth potential.

Our revenues have declined over the past five years. This decline has resulted, in part, from our efforts and success to migrate customers from our RUMBA products to our OnWeb and Librados products that typically have lower price points. The number of end-user licenses sold with server products, such as OnWeb are also lower than the number of end-user licenses represented by desktop products, such as RUMBA. To date, this transition has contributed to the decline in license and maintenance revenues from our RUMBA products at a faster rate than the growth rate of revenue from our OnWeb and Librados products. We expect our newer products to represent an increasing percentage of net revenues in the future.

Three months ended September 30, 2006 compared to September 30, 2005 (in thousands):

	Three months ended September 30,
	2006	2005	Change
Net revenues
License fees	$3,694	$3,614	$80	2%
Services	5,700	6,334	(634)	-10%

Total net revenues	9,394	9,948	(554)	-6%
As a percentage of net revenues:
License fees	39.3%	36.3%
Services	60.7%	63.7%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$3,518	$3,377	$141	4%
Gross margin - services	4,833	5,536	(703)	-13%
Gross margin - amortization of developed technology	(70)	(70)	—	—%

Total gross margin	$8,281	$8,843	$(562)	-6%
As a percentage of net revenues:
Gross margin - license fees	37.4%	33.9%
Gross margin – services	51.4%	55.6%
Gross margin - amortization of developed technology	-0.7%	-0.7%

Total gross margin	88.1%	88.8%
Research and development	$1,770	$1,658	$112	7%
As a percentage of net revenues:	18.8%	16.7%
Sales and marketing	$4,946	$4,431	$515	12%
As a percentage of net revenues:	52.7%	44.5%
General and administrative	$1,480	$1,994	$(514)	-26%
As a percentage of net revenues:	15.8%	20.0%
Restructuring charge	$72	$29	$43	148%
As a percentage of net revenues:	0.8%	0.3%
Amortization of intangibles	$105	$158	$(53)	-34%
As a percentage of net revenues:	1.1%	1.6%
Interest income (expense) and other, net	$281	$241	$40	17%
As a percentage of net revenues:	3.0%	2.4%
Foreign currency transaction loss	$(111)	$(94)	$(17)	18%
As a percentage of net revenues:	-1.2%	-0.9%
Provision (benefit) for income taxes	$45	$(884)	$929	-105%
As a percentage of net revenues:	N/A (1)	N/A (1)
Net income (loss)	$33	$1,604	$(1,571)	-98%
As a percentage of net revenues:	0.4%	16.1%

(1)	The effective tax rates for the three month periods ended September 30, 2006 and 2005 were less than 1% due to the consolidated tax loss position.

Nine months ended September 30, 2006 compared to September 30, 2005 (in thousands):

	Nine months ended September 30,
	2006	2005	Change
Net revenues
License fees	$9,596	$12,743	$(3,147)	-25%
Services	17,316	19,992	(2,676)	-13%

Total net revenues	26,912	32,735	(5,823)	-18%
As a percentage of net revenues:
License fees	35.7%	38.9%
Services	64.3%	61.1%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$9,005	$11,888	$(2,883)	-24%
Gross margin - services	14,800	17,548	(2,748)	-16%
Gross margin - amortization of developed technology	(210)	(210)	—	—%

Total gross margin	$23,595	$29,226	$(5,631)	-19%
As a percentage of net revenues:
Gross margin - license fees	33.5%	36.3%
Gross margin – services	55.0%	53.6%
Gross margin - amortization of developed technology	-0.8%	-0.6%

Total gross margin	87.7%	89.3%
Research and development	$5,524	$5,388	$136	3%
As a percentage of net revenues:	20.5%	16.5%
Sales and marketing	$15,176	$15,350	$(174)	-1%
As a percentage of net revenues:	56.4%	46.9%
General and administrative	$4,728	$6,582	$(1,854)	-28%
As a percentage of net revenues:	17.6%	20.1%
Restructuring charge (benefit)	$97	$(63)	$160	-254%
As a percentage of net revenues:	0.4%	-0.2%
Amortization of intangibles	$315	$388	$(73)	-19%
As a percentage of net revenues:	1.2%	1.2%
Interest income (expense) and other, net	$821	$536	$285	53%
As a percentage of net revenues:	3.1%	1.6%
Foreign currency transaction loss	$(133)	$(269)	$136	-51%
As a percentage of net revenues:	-0.5%	-0.8%
Provision (benefit) for income taxes	$63	$(1,259)	$1,322	-105%
As a percentage of net revenues:	N/A (1)	N/A (1)
Net income (loss)	$(1,620)	$3,107	$(4,727)	-152%
As a percentage of net revenues:	-6.0%	9.5%

(1)	The effective tax rates for the nine month periods ended September 30, 2006 and 2005 were less than 1% due to the consolidated tax loss position.

Net revenues

Net revenues decreased 6% for the three months ended September 30, 2006 as compared to the same period in 2005. The decrease in net revenues resulted from a decline in services revenues of $634,000, or 10%, partially offset by a 2% or $80,000 increase in license fees. License fees represented 39% of our net revenues in the third quarter of 2006 compared to 36% of net revenues in the third quarter of 2005. The decrease in our service revenue for the three months ended September 30, 2006 was primarily the result of customers choosing not to renew maintenance contracts during the latter half of 2005 largely on our stable, mature RUMBA products.

Net revenues decreased 18% for the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease in net revenues resulted from a decrease in license fees of $3.1 million, or 25% compared to the same period in 2005. We believe the decrease in license fees results from lower productivity from the North American sales force, who in large part were hired during the first half of 2006 and to lengthening sales cycles due to cautious IT spending. Services revenues declined $2.7 million, or 13% and is primarily a result of customers deciding not to renew maintenance contracts for a variety of reasons, including budget pressures and the reliability of our mature RUMBA product.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 40% and 32% for each of the three month periods ended September 30, 2006 and 2005, respectively and were 36% and 30% for each of the nine months ended September 30, 2006 and 2005, respectively.

No customer accounted for more than 10% of net revenues in either of the three or nine month periods ended September 30, 2006 and 2005. Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and license fees in any quarter are substantially dependent on orders booked in that quarter.

Gross margin

Gross margin decreased $0.6 million, or 6% and $5.6 million, or 19% for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005. The decrease for the three month period ended September 30, 2006 was primarily due to the $0.6 million reduction in services revenues offset in part by the increase in license fees. For the nine month period ended September 30, 2006, the decrease in gross margin is primarily due to the decrease in both license fees and services revenues offset in part by reductions in cost of goods. Total gross margin as a percentage of net revenues decreased to 88% for both the three and nine month periods ended September 30, 2006 from 89% for the same periods in 2005. The decrease in gross margin is due to the decrease in net revenues and an increase in share-based compensation expense from the adoption of SFAS 123(R) of $15,000 and $41,000 for the three and nine month periods ended September 30, 2006, respectively. In addition, for the three months ended September 30, 2006 there was a $23,000 increase in other costs of revenue as compared to the same period in 2005. This increase is comprised of additional consulting expenses offset in part by reductions in salaries and benefits, corporate allocations and cost of goods. For the nine months ended September 30, 2006 there was a decrease of $192,000 in other costs of revenues as compared to the same period in 2005, primarily from lower cost of goods, salaries and benefits and corporate allocations.

Gross margin on license fees as a percentage of license fees are 95% and 94% for the three and nine month periods ended September 30, 2006 and 93% for the same periods in 2005. The change is primarily due to a reduction in the cost of license fees offset in part by the decrease in license fees. Gross margin on services as a percentage of services revenues decreased to 85% for the three and nine month periods ended September 30, 2006 from 87% and 88%, respectively for each of the same periods in 2005. The decrease in gross margin on services is primarily due to the decrease in services revenue and an increase in the cost of services.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R & D expenses increased $112,000, or 7% and $136,000, or 3% for the three and nine month periods ended September 30, 2006, respectively, from the comparative periods in 2005. The increase in expense results from higher corporate allocations and from share-based compensation expenses of $51,000 and $140,000 in the three and nine month periods ended September 30, 2006, respectively, from the adoption of SFAS 123(R).

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in the three or nine month periods ended September 30, 2006 or 2005.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales personnel, salaries and benefits of marketing personnel, travel, advertising and promotional expenses, and occupancy and related costs. Sales and marketing expenses increased $515,000, or 12% and decreased $174,000, or 1% for the three and nine month periods ended September 30, 2006, respectively from the comparative periods in 2005. The increase in expense for the three months ended September 30, 2006 from the comparative period in 2005 is primarily the result of an increase in headcount of 10 sales and marketing employees with the resulting increase in salaries, benefits, recruiting and other expenses and by share-based compensation expenses of $85,000 from the adoption of SFAS 123(R). For the nine month period ended September 30, 2006, we recorded $230,000 in share-based compensation expense from the adoption of SFAS 123(R).

General and administrative

General and administrative, or G & A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. G & A expenses decreased $0.5 million, or 26% and $1.9 million, or 28% for the three and nine month periods ended September 30, 2006, respectively from the comparative periods in 2005. The decrease in expense resulted primarily from reductions in incentive compensation and legal expenses offset in part by an increase in share-based compensation expense of $29,000 and $90,000 in the three and nine month periods ended September 30, 2006, respectively, from the adoption of SFAS 123(R).

Restructuring charges

Restructuring charges consist of adjustments to the estimated cost of restructuring activities made in previous periods. The restructuring charges for the three and nine month periods ended September 30, 2006 were $72,000 and $97,000, respectively and relate to the change in estimate for future sublease obligations primarily associated with our Birmingham, U.K. facility and to the effect of fluctuations in exchange rates on the underlying currencies in which the obligations are denominated. For the three month period ended September 30, 2005, we recorded a restructuring charge of $29,000 and for the nine month period ended September 30, 2005 we recorded a restructuring benefit of $(63,000). Both the three and nine month periods ended September 30, 2005 included changes in estimate for future sublease obligations primarily for our Birmingham, U.K. facility. The nine month period ended September 30, 2005 also includes the reversal of a severance reserve which management determined was no longer needed.

Amortization of other intangible assets

Amortization expense was $105,000 and $115,000 for the three month periods ended September 30, 2006 and 2005, respectively and $315,000 and $345,000 for the nine month periods ended September 30, 2006 and 2005 respectively. In connection with the acquisition of Librados, Inc. in October 2004, the Company recorded an intangible asset related to employment contracts for certain individuals. In the quarter ended September 30, 2005, these individuals terminated employment with the Company and the remaining unamortized value of the related intangibles asset of $43,000 was expensed. Amortization expense for the three and nine month periods ended September 30, 2006 and 2005 related solely to the acquisition of Librados, Inc. Amortization of other intangibles is recorded on a straight-line basis over an estimated useful life of two years to five years.

Interest income (expense) and other, net

Interest income (expense) and other, net was $281,000 and $241,000 for the three month periods ended September 30, 2006 and 2005, respectively and $821,000 and $536,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Our interest income increased in the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 as a result of investing a larger proportion of our cash in interest bearing securities at higher average rates. We also recorded other income (expense) of $(1,000) and $119,000, primarily related to the sale of certain non-operating net assets in the three and nine month periods ended September 30, 2006, respectively. The following table identifies the components of our interest income (expense) and other, net for the three and nine month periods ended September 30, 2006 and 2005, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest income (expense)
On cash and investments	284	160	707	310
On tax refunds	—	99	1	211
Interest expense	(2)	(20)	(6)	(20)
Gain on investments	—	2	—	35
Other income (expense)	(1)	—	119	—

Interest income (expense) and other, net	281	241	821	536

Foreign currency transaction gains (losses)

For the three and nine month periods ended September 30, 2006, we recorded a transaction loss of $(111,000) and $(133,000), respectively and for the same periods in 2005, a transaction loss of $(94,000) and $(269,000), respectively. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British pound (Pound) and the Euro. For the three and nine month periods ended September 30, 2006 and 2005, the relationship of the Shekel to the USD, the Pound and the Euro were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
USD % Change	-4.0%	0.7%	-6.2%	6.1%
Pound % Change	-0.4%	-1.7%	2.0%	-2.9%
Euro % Change	-2.7%	0.5%	0.4%	-6.3%

Provision for income taxes

For the three and nine month periods ended September 30, 2006 and 2005, NetManage reported an income tax provision (benefit) composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
U.S. federal tax	$1	$—	$2	$—
U.S. state tax	13	—	(2)	4
International tax	31	13	147	91
International reserve adjustment on favorable tax audit outcome	—	(418)	—	(418)
Income tax refunds:
Netherlands	—	—	(84)	—
Germany	—	(479)	—	(936)

Total provision (benefit) for income taxes	$45	$(884)	$63	$(1,259)

Disclosures about market risk

Disclosures about market risk can be found below, under Item 3—Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources

	As of September 30, 2006	As of December 31, 2005
Cash, cash equivalents and short-term investments	$6,948	$7,530
Short-term investments	$21,496	$13,985
Long-term investments	$—	$1,583
Working capital	$18,893	$14,046

	For the nine months ended
	September 30, 2006	September 30, 2005
Net cash provided by operating activities	$5,250	$3,197
Net cash used in investing activities	$(6,332)	$(13,801)
Net cash provided by financing activities	$182	$620

Our primary source of cash is receipts from net revenues. The primary uses of cash are payroll (salaries, commissions, other incentives, and benefits), general operating expenses (marketing, travel, office rent), the cost of revenues and the purchase of investments, property and equipment. Other sources of cash are proceeds from the exercise of employee stock options and from participation in the employee stock purchase program.

Net cash provided by operating activities increased by approximately $2.1 million from $3.2 million to $5.3 million in the nine months ended September 30, 2006 as compared to the corresponding period in 2005. This increase is primarily a result of the increase in deferred revenues offset in part by the change in earnings from net income of $3.1 million for the nine months ended September 30, 2005 to a loss of $1.6 million for the nine months ended September 30, 2006.

Net cash used in investing activities decreased by $7.5 million from $13.8 million to $6.3 million for the nine months ended September 30, 2006 as compared to the corresponding period in 2005. In the nine months ended September 30, 2006 we invested an additional $6.0 million in cash in interest bearing securities as compared to the initial net investment of $13.1 million made beginning in the third quarter of 2005. We expect to continue to invest in short-term and long-term investments and to purchase additional property and equipment to support our operations.

Net cash provided by financing activities is derived primarily from proceeds from the sale of common stock through employee stock option plans and the employee stock purchase plan. Net cash provided by financing activities decreased by $438,000 from $620,000 to $182,000 for the nine months ended September 30, 2006 as compared to the same period in 2005 primarily from reduced proceeds received from shares issued in connection with employee stock plans offset in part by proceeds received from an investor for a short-term profit earned within six months of acquiring 10% of the Company’s common stock.

At September 30, 2006, we had working capital of $18.9 million. We believe that our current cash balance and investments and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements, currently identified projects and planned objectives for at least the next 12 months.

If our credit rating was to change materially, it could impact our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Contractual obligations

A table of our contractual obligations as of September 30, 2006 is included in Note 4 to Condensed Consolidated Financial Statements - Commitments and contingencies.

Off-balance sheet arrangements

As of September 30, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity.

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

At the time of the transaction, we assess whether the fee associated with a revenue transaction is fixed and determinable and whether or not collection is reasonably assured. To establish whether the fee is fixed and determinable, we assess the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due if the customer is credit-worthy or upon receipt of payment if the customer is not credit-worthy. To establish our ability to collect, we assess a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment.

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

        For arrangements with multiple elements (for example, undelivered maintenance and support), we allocate revenue to each element of the arrangement using the residual value method based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. In effect, this means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the sales contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

Allowance for doubtful accounts, sales returns and rebates: In establishing our allowance for doubtful accounts we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. Our accounts receivable balance was $5.9 million and $11.3 million, net of our allowance for doubtful accounts of $161,000 and $201,000 at September 30, 2006 and December 31, 2005, respectively. In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. Our reserves for returns were $6,000 and $40,000 at September 30, 2006 and December 31, 2005, respectively, and represented less than 0.1% and 0.1% of total net revenues for the nine month period ended September 30, 2006 and for the twelve month period ended December 31, 2005, respectively. Our reserves for rebates were $1,000 and $18,000 at September 30, 2006 and December 31, 2005, respectively, and represented less than 0.1% and 0.1% of total net revenues for the nine month period ended September 30, 2006 and for the twelve month period ended December 31, 2005, respectively.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves balance was $344,000 and $363,000 as of September 30, 2006 and December 31, 2005, respectively. For further discussion see Note 3 to the Notes to Condensed Consolidated Financial Statements.

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

Other events

On September 1, 2006, we announced that we had received a letter from Riley Investment Management and Zeff Capital Partners, each a stockholder, informing us of their interest in acquiring all outstanding shares of NetManage common stock that they do not already own for $5.25 per share in cash and announced that our Board of Directors, consistent with its fiduciary duties and in consultation with its advisors, expected to meet in due course to review and discuss this letter and thereafter would advise our stockholders of its position regarding this letter. On October 24, 2006, the Board of Directors informed Riley Investment Management and Zeff Capital Partners that it is not interested in entering into negotiations with them regarding their interest in acquiring all of the outstanding shares of our common stock that they do not already own. Among other factors, the Board of Directors has concluded, with the assistance of its advisors, that the price per share contemplated by their letter is inadequate and not in the best interests of NetManage’s stockholders.

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

We currently do not enter into financial instruments for hedging or speculative purposes. There were no forward foreign exchange contracts used during the three and nine month periods ended September 30, 2006. We may institute a foreign currency hedging program in the future.

The following table presents the potential impact on cash flow of changes in exchange rates on foreign denominated assets and liabilities as noted (in thousands):

	Cash flow impact on change in exchange rates
	September 30, 2006	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1) (2)	$6,057	$(460)	$(290)	$237	$340
Accounts payable (2)	(1,196)	107	67	(55)	(79)
Inter-company with U.S. (3)	2,338	(413)	(260)	213	305

(1)	Accounts receivable does not include allowances of $168,000.
(2)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.
(3)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of September 30, 2006 and that there is no change in rates between the various non-U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Condensed Consolidated Statements of Operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this filing, we performed an evaluation under the supervision and with the participation of NetManage’s management, including NetManage’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of NetManage’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. An internal control system is designed to provide reasonable, but not absolute, assurance that the objectives of the control system are met, including, but not limited to, ensuring that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. Following that evaluation, NetManage’s management, including the Chief Executive Officer and Acting Chief Financial Officer, concluded that based on the evaluation, the design and operation of NetManage’s disclosure controls and procedures were effective at that time to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles.

Changes in internal controls

As indicated on the cover page of this report, NetManage does not meet the definition of an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act as determined on June 30, 2006, based on the Company’s market capitalization as of that date. NetManage will be required to include in its periodic filings under the Exchange Act the disclosures contemplated by Section 404 of the Sarbanes-Oxley Act (Section 404) beginning with its Annual Report on Form 10-K for the year ending December 31, 2007. Section 404 will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s registered public accounting firm have issued an attestation report on management’s assessment of internal control over financial reporting. Under current proposals that have not yet become effective, NetManage would not be required to provide a statement that the Company’s registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting until December 31, 2008 if such proposals are adopted and become effective.

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

The Company is party to various legal proceedings and claims, either asserted or unasserted including proceedings and claims that may relate to acquisitions we have completed or to companies we have acquired. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these potential claims will have a materially adverse effect on our consolidated financial position, results of operations or cash flow.

Item 1A. Risk Factors

The information required by this item is incorporated herein by reference from the information contained in our Form 10-K for the fiscal year ended December 31, 2005 under the caption “Risk Factors”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no repurchases of our common stock during the three and nine month periods ended September 30, 2006. In addition, we made no sales of unregistered securities during the three and nine month periods ended September 30, 2006.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC. (Registrant)

DATE: November 3, 2006	By:	/s/ Zvi Alon
Zvi Alon Chief Executive Officer, President and Acting Chief Financial Officer (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.