Form 10-K
period 2006-12-31
NETMANAGE INC
filed 2007-04-02
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to        .

Commission File No. 0-22158

NetManage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0252226
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20883 Stevens Creek Boulevard,
Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(408) 973-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value, including related Preferred Shares Purchase Rights	The NASDAQ Global Market Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

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

The approximate aggregate market value of the Common Stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $31,276,001, based upon the closing price of the Common Stock reported on the NASDAQ Global Market on that date (1).

The number of shares of Common Stock outstanding as of March 26, 2007 was 9,542,063.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s annual meeting of stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006, are incorporated by reference into Part III of this report. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not considered to be filed as part of this report.

(1)	Excludes 3,136,909 shares of Common Stock held by directors, officers, and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such persons possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant or that such person is otherwise an “affiliate” for any other purpose.

Forward-looking statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements, including those described in this report under the caption “factors that may affect our future results and financial condition”. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Overview

We develop and market software and service solutions that are designed to enable our customers to access and leverage the investment they have in their corporate business applications, processes, and data. We provide a range of personal computer, browser-based and server-based software products and tools. These products allow our customers to access and leverage applications, business processes and data on IBM and IBM compatible mainframe computers, IBM mid-range computers such as the iSeries, (often referred to as host access), in packaged applications, middleware and databases such as SAP, Siebel, Oracle and PeopleSoft, amongst others, and on UNIX and Microsoft-based servers. We provide support, maintenance, and technical consultation services to our customers in association with the products we develop and market. We provide applications and management consultancy to our customers primarily in association with the server-based products we deliver that are designed to allow customers to develop and deploy new web-based applications and services.

Four important industry trends have strong influences on our business strategy:

1.	the adoption of electronic commerce by major corporations worldwide and the acceptance of these approaches in mid-sized companies;

2.	the continuing development of the Internet, intranets, and extranets for delivery of mission-critical business applications in large and mid-sized companies;

3.	the desire on the part of corporations to make business processes and information broadly accessible internally and externally to their employees, customers, and business partners; and

4.	the mobilization of users of personal computers and the proliferation of wireless and handheld devices requiring corporate system access on a global basis.

The growth of the Internet has also been matched by an increase in the use of mobile computing that allows users to access a company’s computer systems from remote locations within the confines of an organization’s security and access-control policies. As the Internet continues to grow, the number of different communication and inter-networking options required by major corporations to support their businesses is also increasing. The number and type of mobile computing and communication devices now includes wireless handheld devices, personal digital assistants (PDAs), Internet and Web-enabled cellular phones and smartphones. We anticipate that these trends will continue to accelerate over the next several years.

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

Industry background

The number and variety of applications that utilize internal company networks and the Internet continues to grow, driven in part by corporate initiatives to increase the responsiveness and agility of the business. Additionally, enterprises are faced with much tighter restrictions on corporate IT budgets and new application initiatives. IT organizations are more focused on leveraging their current investments in systems and applications, improving operating efficiencies, reducing costs, and extending their company’s market reach.

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

Additionally, we provide products that allow access to and use of existing business processes and transactions for customers using application server development platforms such as IBM WebSphere, BEA WebLogic, and Microsoft .NET. These products are referred to as “connecters” or “adapters” and allow corporate applications to be presented in formats such as Web Services. These products address the access and integration markets, which over time have converged, as both customers and the industry look for more integrated solutions. We believe that these trends will continue and gain momentum as businesses experience the often rapid return on investment derived from these solutions.

Companies are seeking ways to make certain applications accessible to customers, partners, and vendors in order to enhance the flow of information and reduce expenses. This major move, utilizing the Internet as an inter-networking solution, covers the full migration of moving business processes to the Web and the sharing of those processes with partners—allowing electronic selling, trading and other transactions on the Web. We are focused on providing solutions to our customers that allow them to simplify the sharing of business processes and business services in a secure environment.

We believe that the open and interoperable characteristics of inter-networking technology, the use of intranets, the software that enables them, and the continued adoption of the Internet as an inter-company communication mechanism will continue to grow.

We believe that the adoption of Service-Oriented Architecture (SOA) will drive the requirement to incorporate existing applications as key components in corporate IT systems. The ability to easily codify existing business processes into components using industry standard technology and to quickly deliver those components to new applications and frameworks will ensure that corporations get new and increased value from their existing IT assets.

Our vision is to provide to our customers integration products and solutions that greatly improve and extend the reach and value of existing corporate systems, regardless of what end-user devices are in use or where those end-user devices are located. As we continue to deliver on our vision, we intend to support our customers in implementing business-to-employee (B2E), business-to-business (B2B), and business-to-customer (B2C) solutions and SOA. See “Risk Factors” under Item 1A below.

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

Our current products include:

RUMBA	Connectivity software designed to connect PCs to IBM mainframe and iSeries systems and UNIX host systems. RUMBA provides state-of-the-art terminal and printer emulation, file sharing, and file transfer solutions.

ViewNow X Server and ViewNow InterDrive NFS	Connectivity software allowing PCs to share files with UNIX host systems using Network File System, or NFS, and to access and run X Windows applications on UNIX hosts.

OnWeb Web-to-Host	A browser-based product for fast deployment of host access solutions to any browser supporting ActiveX or Java. OnWeb Web-to-Host can be deployed from virtually any Web server and can lower total cost of ownership of terminal emulators by eliminating the need to configure individual desktops during initial installation and future updates.

OnWeb Server	A broad, robust, and highly scalable server-based solution designed to allow customers to leverage their existing enterprise applications, information, and business processes for new presentation methods and integration projects. OnWeb Server is designed to enable application publishing on the Web by mapping one or more human-based transactions or processes to a Web-based presentation. OnWeb can also generate .NET Assemblies, BizTalk adapters, JavaBeans, Enterprise JavaBeans (EJB), and portlets from back-end transactions. These components can then be reused in building new applications and services.

SOA Planner	SOA Planner, introduced November 2006, is a server product installed on a network that non-invasively listens to host system interactions in real-time to capture common usage patterns. End-user processes are tracked without impact to operations, providing critical insight to plan a practical SOA deployment. As a result, the captured data can be mined by system architects and developers to make smarter decisions about which services are essential when planning and deploying an SOA. SOA Planner is the foundation of the company’s new Incremental SOA™ strategy, a flexible four-step process designed to help organizations take a phased, lower-risk approach to creating a SOA.

OnWeb for CICS	OnWeb for CICS, a software solution that transforms existing CICS (Customer Information Control System) data into standard XML for integration with other enterprise information systems or SOA initiatives. OnWeb for CICS, introduced August 2006, runs natively on the mainframe, providing powerful, scalable and secure support for large enterprises looking to extend their CICS applications to new business users, such as partners and customers, while eliminating the expense of multiple proxy servers and host application re-engineering. OnWeb for CICS complements NetManage’s comprehensive portfolio of integration solutions that can be used both individually or combined to enable companies to simply and cost-effectively leverage years of business logic without any change to the host system.

OnWeb for iSeries	OnWeb for iSeries runs natively on IBM iSeries hardware and does not require the use of a separate runtime server. OnWeb for iSeries is capable of combining information from multiple 5250 applications, databases and RPG applications, and of publishing the results directly in HTML or delivering them as a Web service, JavaBean, EJB or .NET Assembly.

Librados Application and Technology Adapters	A range of high performance and highly scalable application and technology adapters for both Java J2EE application servers and Microsoft BizTalk servers. Our Librados adapters allow data and information to be accessed and extracted from a range of packaged applications, middleware and databases such as SAP, PeopleSoft, JD Edwards, Siebel and Oracle, amongst others, for a range of databases including Oracle, Informix, IBM DB2 and Sybase and for a range of technology connections including support for Electronic Data Interchange (EDI) standards. This technology resides entirely within the bounds of the application server environment negating the need for intermediary (or proxy) servers, which may hinder performance and increase implementation complexity.

A significant portion of our net revenues are derived from the sale of products that provide host access, presentation and integration solutions for the Microsoft Windows environment (clients and servers), and are marketed primarily to Windows users. In addition, our strategy of developing products based on the Windows operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. We have no agreement with Microsoft giving us pre-release access to future Windows products. In addition, we have products that are similar to functionality included in some Microsoft products. The Company expects Microsoft to continue development of such products.

Some of our newer OnWeb products have been developed to run on the UNIX operating system, including Linux and Solaris and are marketed primarily to the Fortune 1000 companies running UNIX platforms as their servers. In addition, our strategy of developing products based on the UNIX operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future UNIX developments by Sun, IBM, HP and others. No agreement exists between a developer of UNIX operating systems and us to provide pre-release access to future UNIX products.

We have had a number of acquisitions over time, including our acquisition of Librados, Inc. in the fourth quarter of 2004 that have provided technology incorporated into our current product offering. We regularly evaluate product and technology acquisition opportunities and we may make acquisitions in the future if we determine that an acquisition would further our corporate strategy.

For a discussion of risk factors that may affect our business and financial results, see “Risk Factors” in Item 1A below.

Working capital

At December 31, 2006, we had working capital of $17.4 million. We believe that our current cash balance and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements, and to complete currently identified projects and planned objectives for at least the next 12 months. Although we do not have any specific commitments with regard to future capital expenditures, we do anticipate normal capital expenditures for the replacement and addition of computer equipment and furniture and fixtures related to our operations. Our standard payment terms are net 30 days and the majority of our business is done under those terms. Our cash balance could be impacted by the risks and uncertainties outlined in Item 1A, “Risk Factors”, however, there are no additional trends or uncertainties that we are aware of that will materially affect our cash balance.

Backlog

Because we generally ship software products within a short period after receipt of an order, we typically do not have a material backlog of unfilled orders, and our revenues for license fees in any quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter.

Sales and marketing

We develop products that are designed to provide solutions for our customers across a wide-range of industries. Successful installations can be found in government agencies, as well as companies in the finance, health care, manufacturing, and insurance industries. Our products are designed to improve business processes throughout these organizations.

To bring our products to market we use a combination of telephone and direct sales personnel specifically assigned to meet the needs of major customer accounts. As part of our strategy to develop multiple distribution channels, we expect to continue our use of indirect channels, such as resellers, particularly value added resellers and systems integrators, and to a lesser extent distributors and original equipment manufacturers, both in the United States and internationally. Any material increase in our indirect sales may adversely affect our average selling prices and gross margins due to the lower unit costs that are typically charged when selling through indirect channels.

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

In 2006, 2005, and 2004 respectively, we derived approximately 36%, 33%, and 27% of net revenues from sales outside of North America (United States and Canada). We believe that the potential international markets for our products is substantial, based on the extent to which Windows, UNIX, and inter-networking products are used internationally. Accordingly, we localize many of our products for use in the native language of specific countries. We intend to continue to target major European countries for additional sales and marketing activity.

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

Historically, our business and revenues have fluctuated on a seasonal basis. Our fourth quarter has typically been our strongest revenue quarter, we believe, in large part, driven by customer spending patterns and the sales organization’s focus on achieving sales incentives.

Customer support

Our North America support organization consists of a staff of professionals providing support by telephone primarily from our facilities in Ottawa, Ontario, Canada, Kirkland, WA, and Cupertino, CA. Both telephone support and regular update releases of our products are made available to customers that purchase annual or multi-year maintenance and support. Our sales and customer support organizations work together to provide customer satisfaction. Our customers outside North America are supported by our support organization located in Haifa, Israel, by various international sales offices and by local distributors and resellers who are trained by us.

Research and development

We believe that our future success will depend on our ability to enhance our existing products and to develop and introduce new products providing access, presentation and integration services, which address customer needs in the areas of B2B, B2C, B2E and SOA. On December 31, 2006, we had 49 employees involved in research and development activities located primarily in Canada and Israel. Our internal research and development resources are complemented by the selective use of third party consulting resources that are covered by intellectual property and confidentiality agreements. Our research and development expenses for the years ended December 31, 2006, 2005, and 2004 were $7.2 million, $7.2 million, and $7.0 million, respectively.

Competition

The market for our products is intensely competitive and characterized by rapidly changing technology, evolving industry standards, changes in customers’ needs, consolidation of vendors, and frequent new product introductions. To maintain or improve our position in the industry, we must continue to successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. Three key factors will contribute to the continued growth of our marketplace: the proliferation of Microsoft Windows client and server technology, the proliferation of the use of the UNIX operating system—particularly the UNIX Open Source version and the continued implementation of Web-based access to corporate computer systems.

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

Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do. Significant price competition characterizes the markets for our products and we anticipate that we will face increasing pricing pressures from competitors in the future. Moreover, given there are low barriers to entry into the software market, and the market is rapidly evolving and subject to rapid technological change, we believe that competition will persist and intensify in the future. We have experienced price declines over the last several years. A reduction in the price of our products would negatively affect gross margins as a percentage of net revenues, and would require us to increase software unit sales, in order to maintain net revenues at existing levels.

Proprietary rights

We rely on a combination of patent, copyright, trade secret, confidentiality procedures, trademark laws, and contractual provisions to protect our intellectual property and proprietary rights. However, the basic TCP/IP protocols on which our products are based are non-proprietary, and other companies have developed their own versions. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection, and to a lesser extent, patent laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In selling our products, we rely primarily on “click-wrap” licenses that are not signed by licensees, and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. In addition, the number of patents applied for and granted for software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against us. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties seeking indemnification against such infringement or indicating that we may be required to obtain a license or royalty from such third parties.

We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal means of protecting our technology.

Employees

On December 31, 2006, we had 215 regular full-time employees, of whom 116 were engaged in sales, marketing, technical support and consulting, 24 in general management, finance, and human resources, 21 in information technology and facilities, 49 in software development and engineering and 5 in production. None of our employees is subject to a collective bargaining agreement, and we have not experienced any work stoppage.

The majority of our workforce is located in the competitive employment markets of the Silicon Valley in California, Ottawa, Ontario, Canada, and Haifa, Israel.

Executive officers of the registrant

The executive officers, their ages, and their positions as of March 26, 2007 are as follows:

Name	Age	Position
Zvi Alon	55	Chairman of the Board, President and Chief Executive Officer, Acting Chief Financial Officer
Ido Hardonag	46	Senior Vice President, Worldwide Engineering
George Bennett	46	Vice President, North American Sales
Cheli Dudai-Karpel	53	Vice President, European and Israel Operations
Yuan Huntington	38	Vice President, Marketing
Ronald Rudolph	57	Vice President, Human Resources

Zvi Alon is the founder of NetManage, Inc. and has served as our Chairman of the Board, President, and Chief Executive Officer since our formation in 1990. From 1986 to 1989, Mr. Alon was the President of Halley Systems, a manufacturer of networking equipment including bridges and routers. He also has served as Manager, Standard Product Line at Sytek, Inc., a networking company, and Manager of the Strategic Business Group for Architecture, Graphics and Data Communications at Intel Corporation, a semiconductor manufacturer. Mr. Alon received a B.S. degree in electrical engineering from the Technion-Israel Institute of Technology in Haifa, Israel. Mr. Alon is the former son-in-law of Mr. Uzia Galil, a director of the Company. Mr. Alon assumed the position of Acting Chief Financial Officer in August 2006.

Ido Hardonag re-joined us in October 2002 as Senior Vice President, Worldwide Engineering. Mr. Hardonag is responsible for worldwide engineering and research and development for the company’s current and future product lines and was previously employed by NetManage from July 1992 to January 2000 in several engineering management positions, the most recent as Vice President, Research and Development. Prior to re-joining the Company, Mr. Hardonag served as an independent consultant, from October 2001 to September 2002, providing consulting services to a number of companies. Prior to that Mr. Hardonag was with TeleKnowledge Group, a start-up company in Israel where he served as Vice President, Research and Development from January 2000 to September 2001. He was responsible for core product development, new product releases, and customer-related projects for its e-billing product. Mr. Hardonag received a B.S. in computer science from Tel-Aviv University in Tel-Aviv, Israel and a M.S. in computer science from the University of Southern California.

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

Ronald Rudolph joined us in April 2003. Mr. Rudolph worked as a consultant from August 2001 to March 2003. Mr. Rudolph was the Senior Vice President of Administration at Infogrames Interactive Software, Inc., an interactive software manufacturer, from December 1999 to July 2001. Prior to that, he was the Vice President of Administration at Wyse Technology, Inc., a computer manufacturer, from August 1998 to December 1999. Mr. Rudolph worked at 3COM Corporation, a computer-networking manufacturer, from October 1994 to August 1998 as Vice President of Human Resources Operations. Mr. Rudolph holds a M.S. and Psy. D. in Psychology from California Coast University, Santa Ana, CA, and a B.A. in Psychology from University of California, Santa Cruz. Mr. Rudolph also studied Increasing Human Resources Effectiveness at Harvard University and received a Certificate in Executive Management from the Wharton School, University of Pennsylvania.

Available Information

We are a reporting company and file annual, quarterly, special reports, proxy statements, and other information with the United States Securities and Exchange Commission (SEC). We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available on our website (www.netmanage.com), free of charge, as soon as reasonably practicable after we have electronically filed or furnished such materials to the SEC. These filings are also available on the SEC’s web site at www.sec.gov. In addition, you may read and copy any documents we file at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the regional offices of the SEC located at 233 Broadway, New York, New York 10279, and at 175 West Jackson Blvd., Suite 900, Chicago, Illinois 60604. You may obtain information on the operation of the SEC’s public reference room in Washington, D.C. by calling the SEC at 1-800-SEC-0330. You can also read and copy our SEC filings at the office of the National Association of Securities Dealers, Inc. at 1735 K Street, Washington, D.C. 20006.

Item 1A—Risk Factors

Our business is subject to a number of risks and uncertainties. You should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose part or all of your investment.

Our operating results and net income have fluctuated significantly in the past and may continue to do so in the future, which could cause our stock price to decline.

We have experienced, and expect to experience in future periods, significant fluctuations in operating results and net income that may be caused by many factors including, among others:

•	general economic conditions;

•	changes in the demand for our products;

•	introduction or enhancements to our products and those of our competitors;

•	technological changes in computer networking;

•	competitive pricing pressures;

•	market acceptance of new products;

•	customer order deferrals in anticipation of new products and product enhancements;

•	size and timing of individual product orders;

•	mix of international and domestic revenues;

•	mix of distribution channels through which our products are sold;

•	loss of, or failure to enter into, strategic alliances to develop or promote our products;

•	quality control of our products;

•	changes in our operating expenses;

•	personnel changes;

•	foreign currency exchange rates;

•	potential tax benefits;

•	seasonality; and

•	adverse business conditions in specific industries.

In addition, our acquisition of complementary businesses, products, or technologies has caused in the past and may continue to cause fluctuations in our operating results due to in-process research and development charges, the amortization of acquired intangible assets, and integration costs recorded in connection with acquisitions.

Because we generally ship software products within a short period after receipt of an order, we do not typically have a material backlog of unfilled orders, and our revenues for license fees in any one quarter are substantially dependent on orders booked in that quarter and particularly in the last month of that quarter. Our expenses are based in part on our expectations as to future revenues and to a large extent are fixed. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in demand for our products in relation to our expectations or any material delay of customer orders would have an almost immediate adverse impact on our operating results and on our ability to achieve profitability.

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

We have only been profitable in two years since 1995 and may never achieve profitability in the future, which would weaken our financial condition.

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

Furthermore, our results of operations can also be materially adversely affected by changes in the inventory strategies of our distributors, which can occur rapidly and may not be related to end-user demand. As part of our continued strategy of selling through multiple distribution channels, we expect to continue using indirect distribution channels, particularly value-added resellers, and system integrators, in addition to distributors and original equipment manufacturers. Indirect sales may grow as a percentage of both domestic and total net revenues during 2007 and beyond, because of acquisitions or increased market penetration. Any material increase in our indirect sales as a percentage of revenues may adversely affect our average selling prices and gross margins due to lower unit costs that are typically charged when selling through indirect channels. There can be no assurance that we will be able to attract or retain resellers and distributors who will be able to market our products effectively, will be qualified to provide timely and cost-effective customer support and service, or will continue to represent our products. If we are unable to recruit or retain important resellers or distributors or if they decrease their sales of our products, we may suffer a material adverse effect on our business, financial condition, or results of operations.

We have undergone significant restructurings, which may have a material adverse effect on our operating results.

We have undertaken a number of initiatives in the past intended to control costs and to reduce operating expenses These restructuring plans involved reductions in our worldwide workforce and the consolidation of certain of our sales, customer support, and research and development operations. We have also had to write-down assets as part of the restructuring effort that lowered our operating results. In February 2007 we implemented a restructuring of our worldwide operations to refocus our operations and reduce our operating expenses. The restructuring plans may not be successful and may not improve future operating results. We may also be required to implement additional restructuring plans in the future.

Our goodwill or amortizable intangible assets may become impaired and we may be required to record a significant charge to earnings.

We test our goodwill for impairment at least annually and we review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is identified resulting in an impact on our results of operations.

We may not be able to successfully make acquisitions of or investments in other companies or technologies, which could limit our future growth and access to technology.

We have limited experience in acquiring or making investments in companies, technologies, or services. We regularly evaluate product and technology acquisition opportunities and anticipate that we may make additional acquisitions in the future if we determine that an acquisition would further our corporate strategy. Acquisitions in our industry are particularly difficult to assess because of the rapidly changing technological standards. If we make any acquisitions, we will be required to assimilate the personnel, operations, and products of the acquired business and train, retain, and motivate key personnel from the acquired business. However, the key personnel of the acquired business may decide not to work for us. In addition, we may not be successful in the integration of product lines and customers of an acquired company. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business. No assurance can be given that any acquisition by us will or will not occur. If an acquisition does occur, no assurance can be given that it will not materially or adversely affect us, or that any such acquisition will be successful in enhancing our business.

We are dependent upon our key management and employees for our future success, and few of our key managers and employees are obligated to stay with us.

Our success depends in part on our ability to attract and retain key senior management and certain other personnel. Many of our key employees are employed on an at-will basis. If any of our key employees left or were unable to work and we were unable to find a suitable replacement, then our business, financial condition, and results from operations could be materially harmed.

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

Many of our current competitors have, and many of our future competitors may have, substantially greater financial, technical, sales, marketing, and other resources, in addition to greater name recognition and a larger customer base than us. The markets for our products are characterized by significant price competition and we anticipate that we will face increasing pricing pressures from our competitors in the future. In addition, our current and future competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Increased competition could result in price reductions, fewer customer orders, reduced gross profit margins, and loss of market share, any of which could harm our business.

Furthermore, our competitors could seek to expand their product offerings by designing and selling products using technology that could render obsolete or adversely affect sales of our products. These developments may adversely affect sales of our products either by directly affecting customer-purchasing decisions or by causing potential customers to delay their purchases of our products. Several of our competitors have developed proprietary networking applications and certain of such vendors, including Novell, provide a TCP/IP protocol suite in their products at little or no additional cost. In particular, Microsoft has embedded a TCP/IP protocol suite in its Windows 98, Windows 2000, Windows ME, Windows NT, Windows XP, Windows Vista, and Windows .NET operating systems. We have products, which are similar to connectivity products marketed by Microsoft. Microsoft is expected to continue development of such products, which could have a material adverse effect on our business, financial condition, or results of operations.

If we fail to manage technological change, respond to consumer demands or evolving industry standards or if we fail to enhance our products’ interoperability with the products of our customers, demand for our products will decrease and our business will suffer.

From time to time, many of our customers have delayed purchase decisions due to confusion in the marketplace relating to rapidly changing technology and product introductions. To maintain or improve our position in this industry, we must successfully develop, introduce, and market new products and product enhancements on a timely and cost-effective basis. We have had trouble from time to time in developing and introducing new products and enhancing existing products, in a manner that satisfies customer requirements and changing market demands. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition, and results of operations. The failure to develop products or product enhancements incorporating new functionality on a timely basis could cause customers to delay purchase of our current products or cause customers to purchase products from our competitors; either situation would adversely affect our business, financial condition, and results of operations. We may not be successful in developing new products or enhancing our existing products on a timely basis, and any new products or product enhancements developed by us may not achieve market acceptance. In addition, we incorporate software and other technologies owned by third parties and as a result, we are dependent upon such third parties’ ability to enhance their current products, to develop new products that will meet changing customer needs on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes.

We depend upon technology licensed from third parties, and if we do not maintain these license arrangements, we will not be able to ship many of our products and our business will be seriously harmed.

Certain of our products incorporate software and other technologies developed and maintained by third parties. We license these technologies from third parties under agreements with a limited duration, and we may not be able to maintain these license arrangements. If we fail to maintain our license arrangements or find suitable replacements, we would not be able to ship many of our products and our business would be materially harmed. For example, we have a license agreement with Microquill for SmartHeap® for SMP for one year, which we incorporate in our OnWeb product line. There can be no assurance that we would be able to replace the functionality provided by the third-party technologies currently offered in conjunction with our products if those technologies become unavailable to us, obsolete or incompatible with future versions of our products or market standards.

We depend upon the compatibility of our products with applications operating on Microsoft Windows to sell our products.

A significant portion of our net revenues have been derived from the sales of products that provide inter-networking applications for the Microsoft Windows environment and are marketed primarily to Windows users. As a result, sales of certain of our products would be negatively impacted by developments adverse to Microsoft Windows products. As well, if competing technologies such as Linux are successful in negatively affecting Microsoft’s success, our ability to sell our products would be further limited. In addition, our strategy of developing products based on the Windows operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future Windows developments by Microsoft. We have no agreement with Microsoft giving us pre-release access to future Windows products. If we are unable to gain such access our ability to develop new products compatible with future Windows release in a timely manner could be harmed. In addition, we have products that are similar to functionality included in some Microsoft products. Microsoft is expected to continue development of such products, which could have a material adverse effect on our business, financial condition, or results of operations.

We depend upon the compatibility of our products with applications operating on UNIX platforms to sell our products.

A small percentage of our net revenues have been derived from the sales of products that provide inter-networking applications for UNIX environments, including Linux and Solaris and are marketed primarily to the Fortune 1000 companies running UNIX platforms as their servers. As a result, sales of certain of our products would be negatively impacted by developments adverse to UNIX products or developments in the Open Source community based around Linux adverse to our own Linux-based products. In addition, our strategy of developing products based on the UNIX operating environment is substantially dependent on our ability to gain pre-release access to, and to develop expertise in, current and future UNIX developments by various companies including IBM, Hewlett-Packard, and Sun. No agreement between a developer of UNIX operating systems and us exists to provide pre-release access to future UNIX products. If we are unable to gain such access our ability to develop new products compatible with future UNIX product releases in a timely manner could be harmed.

The loss of any of our strategic relationships would make it more difficult to keep pace with evolving industry standards and to design products that appeal to the marketplace.

Our future success depends on our ability to maintain and enter into new strategic alliances and OEM relationships to develop necessary products or technologies, to expand our distribution channels or to jointly market or gain market awareness for our products. We currently rely on strategic relationships, such as those with Microsoft to provide us with state of the art technology, assist us in integrating our products with leading industry applications, and help us make use of economies of scale in manufacturing and distribution. However, we do not have written agreements with some of our strategic partners and cannot ensure these relationships will continue for a significant period of time. Many of our agreements with these partners are informal and may be terminated by them at any time. There can be no assurance that we will be successful in maintaining current alliances or developing new alliances and relationships or that such alliances and relationships will achieve their intended purposes.

We may be subject to product returns, product liability claims, and reduced sales because of defects in our products that could reduce our revenues and otherwise adversely affect our financial results.

Software products as complex as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. The likelihood of errors is higher when a new product is introduced or when new versions or enhancements are released. Errors may also arise because of defects in third-party products or components, which are incorporated into our products. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products or product enhancements after commencement of commercial shipments, which could result in loss of or delay in market acceptance. We may be required to devote significant financial resources and personnel to correct any defects. Known or unknown errors or defects that affect the operation of our products could result in the following, any of which could have a material adverse effect on our business, financial condition, and results of operations:

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

There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. In addition, the number of patents applied and granted for software inventions is increasing. Despite any precautions that we have taken:

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

Our business is subject to risks from international operations such as legal uncertainty, tariffs, trade barriers, and political and economic instability that could restrict our ability to compete effectively.

We derived approximately 36% of our net revenues from sales outside of North America during the year ended December 31, 2006. While we expect that international sales will continue to account for a significant portion of our net revenues, there can be no assurance that we will be able to maintain or increase international market demand for our products or that our sales offices and distributors will be able to effectively meet that demand. Risks inherent in our international business activities generally include, among others:

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

The terrorist attacks in the United States, the United States response to these attacks, and the current instability in Iraq have had an adverse impact on our operations. Any escalation in these events or similar future events may disrupt our operations or those of our customers. These events have had and may continue to have an adverse impact on the United States and world economies in general and consumer confidence and spending in particular, which has and could continue to harm our sales. Any of these events could increase volatility in the United States and worldwide financial markets and economies, which could harm our stock price and may limit the capital resources available to our customers and us. This could have a significant impact on our operating results, revenues, and costs and may result in increased volatility in the market price of our common stock and on the future price of our common stock.

It may be difficult to raise needed capital in the future, which could significantly harm our business by limiting our ability to grow or make acquisitions.

We may require substantial additional capital to finance growth, acquisitions and fund ongoing operations in future years. Our capital requirements will depend on many factors including, among other things:

•	the results of operations;

•	the acceptance of and demand for our products;

•	the number and timing of any acquisitions and the cost of these acquisitions;

•	the costs of developing new products;

•	the costs associated with our refocusing on core products and technologies; and

•	the extent to which we invest in new technology and research and development projects.

Although our current business plan does not require the need for further financing activities to fund our operations for the foreseeable future, due to risks and uncertainties in the marketplace as well as a potential of pursuing further acquisitions, we may need to raise additional capital. If we issue additional stock to raise capital, current percentage ownership in the company would be diluted. If we raise capital through debt, our debt servicing costs will increase. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us.

Because of their significant stock ownership, our officers and directors can exert significant control over our future direction.

As of March 26, 2007, our officers, directors and entities affiliated with them, taken together, beneficially owned approximately 2.2 million shares, or 23% of our outstanding common stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by our stockholders, including the election of directors, the approval of mergers, or other business combination transactions or a sale of all or substantially all of our assets.

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

In addition, our board of directors has the authority without any further vote or action on the part of the stockholders to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, the issuance of the preferred stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

Our certificate of incorporation and bylaws include provisions that may have the effect of deterring an unsolicited offer to purchase our stock. In addition, we have implemented a stockholder rights plan that could deter or at least make it significantly more expensive for an unsolicited offer to purchase our stock. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer, or proxy contest involving us. Furthermore, our board of directors is divided into three classes, only one of which is elected each year. Directors are only capable of being removed by the affirmative vote of two thirds or greater of all classes of voting stock. These factors may further delay or prevent a change of control.

We have been and/or are subject to unsolicited attempts to acquire NetManage and elect directors to our board, which could have a negative effect on our ability to operate our business and on our operating results.

In the third quarter of 2006, we received letters from two stockholders informing us of their interest in acquiring all of the outstanding shares of NetManage common stock that they did not already own. The Board of Directors subsequently determined that the price per share contemplated by the letters was inadequate and not in the best interests of our shareholders.

In December 2006, one of the stockholders, an affiliate of Riley Investment Management, LLC, sent a letter notifying us of its intent to nominate for election to our Board of Directors two persons named in its letter and to bring certain proposals described in its letter for consideration at the 2007 Annual Meeting of Stockholders of NetManage. In addition, an affiliate of Riley Investment Management, LLC commenced an unsolicited partial tender offer to purchase up to 1,296,890 shares of our common stock.

The process of responding to these unsolicited offers and potential proxy solicitations has required, and these and other similar events may continue to require, the attention of our Board of Directors and our management and the expenditure of resources, which may affect our ability to operate our business and may have a negative impact on our operating results. Furthermore, these matters and other similar events could result in a change of control or sale of NetManage.

We face risks from the uncertainties of current and future governmental regulation that could have a negative impact on our ability to operate our business.

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, various laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products, increase our cost of doing business, or otherwise have an adverse effect on our business, financial condition, or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. Further, due to the encryption technology contained in certain of our products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit our ability to distribute products outside of the United States or electronically. While we take precautions against unlawful exportation, there can be no assurance that inadvertent violations will not occur, and the global nature of the Internet makes it virtually impossible to effectively control the distribution of our products. In addition, future federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restriction, new legislation, regulation, or unlawful exportation could have a material adverse effect on our business, financial condition, or results of operations.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. Based on our market capitalization on June 30, 2006, the requirement for the Company to assess and report on internal control over financial reporting may first apply for our fiscal year ending December 31, 2007. The standards that must be met for management to assess the internal controls over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to assess our internal controls over financial reporting. In addition, Section 404 requires attestation by our independent registered public accountants, which is currently expected to be effective for our fiscal year ending December 31, 2008. We may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Increased costs associated with corporate governance compliance may significantly affect the results of our operations.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and NASDAQ Global Market rules are creating uncertainty for companies such as ours in understanding and complying with these laws, regulations, and standards. Because of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, we may not be able to comply with these new rules and regulations on a timely basis.

These developments could make it more difficult for us to retain qualified members of our board of directors or executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing and magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase.

Item 1B—Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

Item 2—Properties

All of our office space is leased. We have approximately 48,700 square feet, net of subleased space, of leased space in North America including our 24,550 square foot headquarters building in Cupertino, California. This location supports executive, legal, finance, human resources, marketing, sales, and administration. Other primary North American sites are located in Kirkland, Washington, which houses sales, sales support, and marketing, Wakefield, Massachusetts which houses sales and sales support and Ottawa, Ontario, Canada which houses the consulting, customer and technical support, and research and development groups primarily for the presentation and integration services products. Other regional and local sales offices are located in various cities throughout the United States.

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

PART II

Item 5—Market for registrant’s common equity and related stockholder matters

Market price of common stock

Our common stock is traded on the NASDAQ Global Market under the symbol NETM. According to the records of our stock transfer agent, as of March 26, 2007, there were 893 holders of record of our common stock. Many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders and we are unable to estimate the exact total number of stockholders represented by these record holders.

The high and low closing sales prices of our common stock as reported on the NASDAQ Global Market for each quarter of 2006 and 2005 were as follows:

	First	Second	Third	Fourth
2006
High	$6.20	$6.21	$5.23	$5.29
Low	$5.28	$4.85	$4.10	$4.80
2005
High	$7.40	$7.00	$6.42	$5.49
Low	$6.09	$5.70	$5.00	$4.90

Dividends

We have not declared or paid cash dividends on our common stock and do not currently intend to pay any cash dividends in the foreseeable future. We are not subject to any agreements or debt instruments that restrict the payment of cash dividends.

Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders:
1992 Plan (2)	1,087,627		$5.33		1,361,947	(2)
Directors’ Plan	104,460		$6.51		95,540
1993 Employee Stock Purchase Plan (3)	N/A		N/A		685,299	(4)
1999 Plan (5)	402,857		$4.36		290,043

Aggregate total of all equity compensation plans approved by security holders	1,594,944	(4)	$5.16	(4)	2,432,829

(1)	Excludes shares of common stock issuable upon the exercise of the outstanding options, warrants and rights listed in the column (a).
(2)	On June 5, 2002, the stockholders approved an automatic share increase provision to the 1992 Plan pursuant to which the share reserve under the plan shall automatically increase on the first trading day of January in each calendar year. Beginning with the 2003 calendar year through the calendar year 2007, the share reserve under the plan shall increase by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the immediately preceding calendar year, subject to a maximum annual increase of 285,714 shares.

(3)	On June 5, 2002, the stockholders approved an automatic share increase provision to the 1993 Employee Stock Purchase Plan pursuant to which the share reserve under the plan shall automatically increase on the first trading day of January in each calendar year. Beginning with the 2003 calendar year through the calendar year 2007, the share reserve under the plan shall increase by an amount equal to one percent (1%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the immediately preceding calendar year, subject to a maximum annual increase of 107,143 shares.
(4)	Does not include shares to be issued under the Company’s 1993 Employee Stock Purchase Plan, which has as its purchase periods May 1 to October 31 and November 1 to April 30 of each year. The purchase price for shares under the purchase plan is 95% of the fair market value of the common stock on the last business day of the purchase period. Effective November 1, 2006, the Company indefinitely suspended the Purchase Plan primarily due to low employee participation resulting from the implementation of the ‘Safe Harbor’ provision of SFAS 123(R). The Company is evaluating the Purchase Plan however no recommendation has been made concerning the continuation of the Purchase Plan.
(5)	On June 15, 2005, the stockholders approved an increase in the number of shares of common stock available for issuance under the 1999 Plan by an additional 300,000 shares.

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

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data: (1)
Net revenues (2)	$35,561	$43,434	$47,666	$50,663	$65,740
Income (loss) from operations (3)(6)	(3,640)	2,433	1,507	(4,663)	(16,941)
Net income (loss)	(2,536)	4,711	1,424	(2,685)	(21,994)
Net income (loss) per share, basic (4)	$(0.27)	$0.51	$0.16	$(0.31)	$(2.46)
Net income (loss) per share, diluted (4)	$(0.27)	$0.49	$0.15	$(0.31)	$(2.46)
Weighted average common shares, basic (4)	9,439	9,312	8,928	8,658	8,927
Weighted average common shares, diluted (4)	9,439	9,650	9,359	8,658	8,927
Balance Sheet Data:
Cash and cash equivalents and short term investments	$28,046	$21,515	$19,789	$20,299	$24,094
Long-term investments	600	1,583	—	—	—
Working capital (5)	17,387	14,046	9,860	7,847	10,830
Total assets	47,353	43,866	47,834	41,851	53,238
Long-term liabilities	3,962	1,150	2,543	584	2,622
Total stockholders’ equity	21,177	22,703	16,974	12,830	16,087

(1)	We acquired one company in October 2004.

(2)	Net revenues in 2002 and 2003 were previously revised to reflect a reclassification from cost of goods to net revenues related to shipping costs.
(3)	Income (loss) from operations includes restructuring charges of $1.8 million and $4.7 million for the years ended December 31, 2003 and 2002, respectively. In addition, income (loss) from operations includes asset impairment charges of approximately $5.6 million and $43,000 for the year ended December 31, 2002 and 2005, respectively. See further discussion in Item 7, “Management’s discussion and analysis of financial condition and results of operations.”
(4)	All share and per share data has been retroactively adjusted to give effect to a one-for-seven reverse stock split that became effective at the close of business on September 3, 2002.
(5)	Working capital has been revised to reflect a reclassification from accrued liabilities to long-term liabilities of restructuring obligations of $1.0 million for the year ended December 31, 2002.
(6)	For the year ended 2006, net loss and net loss per share includes the impact of SFAS 123(R), share-based compensation charges which was not included in prior years. Refer to Note 2 of our Notes to Consolidated Financial Statements.

Item 7—Management’s discussion and analysis of financial condition and results of operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear in Item 8 of this Form 10-K.

Overview

We develop and market software solutions and service offerings that are designed to enable our customers to access, Web enable and integrate enterprise information systems. These solutions assist our customers in their efforts to leverage the investment they have in their corporate business applications, processes, and data. We provide a range of personal computer, browser-based and server-based software products and tools. These products allow our customers to access and leverage applications, business processes and data on IBM and IBM compatible mainframe computers, IBM mid-range computers such as the iSeries, in packaged applications, middleware, and databases such as SAP, Siebel, Oracle, and PeopleSoft, amongst others, and on UNIX and Microsoft-based servers. We provide support, maintenance, and technical consultation services to our customers in association with the products we develop and market. We provide applications and management consultancy to our customers primarily in association with the server-based products we deliver that are designed to allow customers to develop and deploy new web-based applications and services.

Important industry trends that have strong influence on our business strategy are as follows:

•	the adoption of electronic commerce by major corporations worldwide and the acceptance of these approaches in mid-sized companies;

•	the continuing development of the Internet, intranets, and extranets for delivery of mission-critical business applications in large and mid-sized companies;

•	the desire on the part of corporations to make business processes and information broadly accessible internally and externally to their employees and business partners; and

•	the mobilization of users of personal computers and the proliferation of wireless and handheld devices requiring corporate system access on a global basis.

The growth of the Internet has also been matched by an increase in the use of mobile computing that allows users to access a company’s computer systems from remote locations within the confines of an organization’s security and access-control policies. As the Internet continues to grow, the number of different communication and inter-networking options required by major corporations to support their businesses is also increasing. The number and type of mobile computing and communication devices now includes wireless handheld devices, PDAs, Internet and Web-enabled cellular phones and smartphones. We anticipate that these trends will continue to accelerate over the next several years.

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

•	Speed of deployment—applications can be Web enabled and deployed in days and weeks instead of weeks and months with more traditional application development; and,

•	Scalability of applications—applications, while initially deployed to a limited number of users may be further deployed to much larger user populations with little or no additional development effort.

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

We have a direct sales force of approximately 56 quota-carrying salespeople who generate the majority of our net revenues. Not all customers buy directly from us and many of our customers choose to place their orders through one of our channel partners because of pre-existing relationships they may have with them. We believe additional growth opportunities exist through indirect channels and further developing those channels is a priority for us. We also license our Librados adapters to independent software vendors (ISVs) for inclusion in their product or service offerings. We believe sales to ISVs will increase in the future but may fluctuate from quarter to quarter.

Developing and marketing innovative products is critical to our ongoing success. Time to market pressures also require us to regularly evaluate technology acquisitions that we believe will expand or enhance our existing product offering. We have acquired a number of companies since our inception and expect that we may make acquisitions in the future.

Product developments:

During our fiscal 2006 year, we introduced a number of new products and product developments, including:

•

SOA Planner: Introduced in November 2006 is a server product installed on a network that non-invasively listens to host system interactions in real-time to capture common usage patters. SOA Planner is the foundation of the company’s new Incremental SOA strategy, a flexible four-step process designed to help organizations take a phased, lower-risk approach to creating a SOA.

•

OnWeb for CICS: Introduced in August 2006 is a software solution that transforms existing CICS (Customer Information Control System) data into standard XML for integration with other enterprise information systems or SOA initiatives. OnWeb for CICS compliments our comprehensive portfolio of integration solutions that can be used both individually or combined to enable companies to simply and cost-effectively leverage years of business logic without any change to the host system.

Unsolicited partial tender offer:

In the third quarter of 2006, we received a letter from Riley Investment, LLC and Zeff Capital Partners, L.P., each a stockholder, informing us of their interest in acquiring all outstanding shares of NetManage common stock that they do not already own for $5.25 per share in cash. The Board of Directors subsequently determined that the price per share contemplated by the initial offer was inadequate and not in the best interests of our shareholders.

Riley Investment Management and Zeff Capital Partners notified us in November 2006 of their interest in acquiring all outstanding shares that they do not already own for $5.50 per share. The Board of Directors concluded that the modest increase in the offer price contemplated by Riley and Zeff had not changed the conclusion that the offer was inadequate and not in the best interests of our shareholders.

We received a letter in December 2006 from SACC Partners, LP signed by Riley Investment Management, LLC, as its General Partner, notifying us of their intent to nominate for election to our Board of Directors two person named in its letter and to bring certain proposals described in its letter for consideration at the 2007 Annual Meeting of Stockholders of NetManage.

In December 2006, we confirmed that Riley Acquisition LLC, which is owned by Riley Investment Partners, L.P. (formerly SACC Partners LP), had commenced an unsolicited partial tender offer to purchase up to 1,296,890 shares of our common stock for $5.25 per share in cash. In January 2007, we filed a Schedule 14D-9 Solicitation/Recommendation Statement with the Securities and Exchange Commission in response to the unsolicited partial tender offer. The Board of Directors determined not to make any recommendation to the stockholders as to whether they should tender their shares in the tender offer.

Acquisitions

We acquired Librados, Inc. (Librados) in October 2004, an early stage company selling adapters which allow data and information to be accessed and extracted from packaged applications, middleware and databases such as SAP, Siebel, Oracle, JD Edwards, PeopleSoft, and others. We paid approximately $2.0 million in cash and issued 263,678 shares of NetManage common stock valued at approximately $1.4 million. Transaction costs were approximately $0.2 million in cash. The acquisition was accounted for as a purchase and accordingly, the results of operations of Librados from the date of acquisition have been included in the Company’s consolidated financial statements. In connection with the acquisition, we recorded net liabilities of $0.8 million, identified intangible assets of $2.5 million and goodwill of $1.9 million. In addition, 65,920 shares of NetManage common stock would have been issued under the terms of the related agreement if a certain level of cumulative revenue from the sale of Librados product were achieved by December 31, 2006. These levels of cumulative revenues were not achieved by December 31, 2006 and therefore none of the additional shares were issued by us. In the quarter ended September 30, 2005, former key Librados executives terminated their employment with us and therefore the remaining unamortized value of the related employment agreements of $43,000 was expensed. During the quarter ended March 31, 2006, NetManage recorded a reduction in Goodwill of $49,000. This reduction was the result of the resolution of a pre-acquisition contingency recovered in cash from an escrow account set up at the time of the Librados acquisition.

Our primary growth strategy is based on the development of new software products and the enhancement of existing products internally. However, we have had a history of acquisitions and we regularly evaluate product and technology acquisition opportunities. We may make additional technology-focused acquisitions in the future if we determine that such an acquisition would further our corporate strategy and enhance our ability to address time-to-market concerns.

As described in detail in Item 1A, under the heading “Risk Factors”, acquisitions involve a number of risks, including risks relating to the integration of the acquired company’s operations, personnel and products. Our inability to integrate recent or future acquisitions could have a material adverse affect on our results of operations and financial condition.

Income taxes

During 2006, we recorded a tax benefit of approximately $83,000 composed primarily of a refund of non-U.S. taxes of $84,000 and that resulted in an effective tax rate benefit of 3%. We do not anticipate realizing similar tax benefits in 2007.

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

Revenue Recognition: We derive revenue primarily from two sources: (1) product revenue, which includes software license and royalty revenue, and (2) support and services revenue, which includes software maintenance and consulting services. We license our software products both on a term basis and on a perpetual basis. Our term-based arrangements are primarily for a period of 12 months. We also license our software in both source code and object code format. We apply the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

We recognize revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a software key has been transmitted to our customer.

Product is sold without the right of return, except for distributor inventory rotation of old or excess product. Certain of our sales are made to domestic distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, we defer recognition of such sales until the distributor sells the merchandise. We recognize sales to international resellers upon shipment, provided all other revenue recognition criteria as mentioned above have been met. We give rebates to customers on a limited basis. Returns, price protection adjustments, and rebates are presented in our Consolidated Statement of Operations as a reduction of revenue.

At the time of the transaction, we assess whether the fee associated with a revenue transaction is fixed or determinable and whether or not collection is reasonably assured. To establish whether the fee is fixed or determinable, we assess the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due if the customer is credit-worthy or upon receipt of payment if the customer is not credit-worthy. To establish our ability to collect, we assess a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of payment.

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

Service revenues are derived from providing our customers with software updates or upgrades for existing software products, user documentation, and technical support under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE of fair value is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and collection is considered probable. To date, consulting revenue has not been significant.

Allowance for doubtful accounts, sales returns, and rebates: In establishing our allowance for doubtful accounts, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. Our accounts receivable balance was $10.2 million and $11.3 million, net of our allowance for doubtful accounts of $117,000 and $201,000 at December 31, 2006 and 2005, respectively. In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. Our reserves for returns were $6,000 and $40,000 at December 31, 2006 and 2005, respectively, and represented less than 0.1% of total net revenues for both 2006 and 2005. Our reserves for rebates were $1,000 and $18,000 at December 31, 2006 and 2005, respectively, and represented less than 0.1% of total net revenues for both 2006 and 2005.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure, or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves balance was $357,000 and $363,000 as of December 31, 2006 and 2005, respectively. For further discussion, see Note 4 to the Notes to Consolidated Financial Statements.

Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent, we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statement of Operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets, and liabilities, and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2006, we had a net deferred tax asset of approximately $72.1 million, consisting primarily of net operating loss carry-

forwards. Realization of such carry-forwards before they expire is dependent on our generating sufficient future taxable income. We recorded a valuation allowance for the entire balance of the net deferred tax assets at December 31, 2006 due to uncertainties related to our ability to utilize the carry-forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we will adjust these estimates in future periods.

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

Our assumptions about future revenues and sales volumes require significant judgment because actual sales prices and volumes have fluctuated significantly in the past and are expected to continue to do so. In estimating future revenues, we use our sales performance, planned levels of product development, planned new product launches, our internal budgets, and industry market estimates of planned market size and growth rates to assist us.

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

In connection with the acquisition of Librados in October 2004, we recorded an intangible asset related to employment contracts for certain individuals. In the quarter ended September 30, 2005, former key Librados executives terminated their employment and the remaining unamortized value of the related employment agreement of $43,000 was expensed. In the quarter ended March 31, 2006, we recorded a reduction in Goodwill of $49,000. This reduction was the result of the resolution of a pre-acquisition contingency recovered in cash from an escrow account set up at the time of the Librados acquisition.

We reviewed our recorded goodwill for impairment at December 31, 2006 and 2005. The indicated fair value of the goodwill was substantially greater than the carrying value, and accordingly, we concluded that there was no impairment as of these dates.

Recent accounting pronouncements

See Note 2 in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Restructurings

During 2003 and earlier years, we undertook a number of initiatives intended to control costs and reduce operating expenses including the discontinuance of several low revenue-generating products and the implementation of worldwide restructurings of our operations as a result of acquisitions and prevailing market conditions. We believe that the objectives set forth in our prior initiatives have been met and at this time, we only foresee the need for a periodic change in estimate due to foreign exchange valuation on our non-U.S. facility obligations.

On January 30, 2003, we announced a restructuring of the Company in response to the sluggish North American and European economies. We believed it was necessary to refocus our operations and reduce our operating expenses to bring them in line with our revised anticipated revenue levels. We implemented a reduction in our workforce of more than 30% and recorded a $2.0 million restructuring charge consisting of $1.6 million relating to employee and other-related expenses for employee terminations and $0.4 million related to facilities no longer needed for company operations as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in the first quarter of 2003. Additional restructuring charges and credits, related to the January 2003 restructuring, of $0.9 million, $0.4 million and $(0.1) million were recorded in the second, third and fourth quarters of 2003, respectively. In 2005, we recorded a reduction in restructuring expense of approximately $0.2 million for severance related to European operations. During 2004, the Company recorded an approximately $0.2 million reduction in our estimate primarily related to the successful sublease of unoccupied space in the Ottawa facility. In the first quarter of 2006, we recorded an increase in the restructuring charge of $7,000 as an adjustment to the expected facility obligations in Ottawa, Canada. We anticipate that the execution of the restructuring actions will require total cash expenditures of $2.9 million that is expected to be funded from internal operations and existing cash balances. As of December 31, 2006, $2.8 million has been paid, leaving a remaining restructuring accrued liability of $25,000.

In years prior to 2003, we recorded restructuring charges related to current economic pressures or because of business acquisitions. As of December 31, 2006, the remaining reserves related to these restructurings were $35,000 and $297,000 in accrued liabilities and other long-term liabilities, respectively.

Stock repurchase program

Our Board of Directors has authorized the repurchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. No purchases of our common stock were made in 2006, 2005, or 2004. Cumulatively, as of December 31, 2006, we had repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for a total cost of approximately $20.8 million from 1998 to 2003.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005 (in thousands)

	Year Ended December 31,
	2006		2005		Change
Net revenues
License fees	$12,380		$17,205		$(4,825)	(28)%
Services	23,181		26,229		(3,048)	(12)%

Total net revenues	35,561		43,434		(7,873)	(18)%
As a percentage of net revenues:
License fees	34.8%		39.6%
Services	65.2%		60.4%

Total net revenues	100.0%		100.0%

Gross margin—license fees	$11,549		$16,108		$(4,559)	(28)%
Gross margin—services	19,750		22,932		(3,182)	(14)%
Gross margin—amortization of intangibles	(280)		(280)		—	0%

Total gross margin	$31,019		$38,760		$(7,741)	(20)%
As a percentage of net revenues:
Gross margin—license fees	32.5%		37.0%
Gross margin—services	55.5%		52.8%
Gross margin—amortization of intangibles	(0.8)%		(0.6)%
Total gross margin	87.2%		89.2%
Research and development	$7,209		$7,200		$9	0%
As a percentage of total net revenues:	20.3%		16.6%
Sales and marketing	$20,715		$20,350		$365	2%
As a percentage of total net revenues:	58.3%		46.9%
General and administrative	$6,194		$8,343		$(2,149)	(26)%
As a percentage of total net revenues:	17.4%		19.2%
Restructuring charges (reversals)	$181		$(59)		$240	(407)%
As a percentage of total net revenues:	0.5%		(0.1)%
Amortization of other intangible assets	$360		$493		$(133)	(27)%
As a percentage of total net revenues:	1.0%		1.1%
Interest income and other, net	$1,160		$731		$429	59%
As a percentage of total net revenues:	3.3%		1.7%
Foreign currency transaction gains (losses)	$(139)		$(283)		$144	(51)%
As a percentage of total net revenues:	(0.4)%		(0.7)%
Provision (benefit) for income taxes	$(83)		$(1,830)		$1,747	(95)%
As a percentage of total net revenues	(0.2	)%(1)	(4.2	)%(2)

Net income (loss)	$(2,536)		$4,711		$(7,247)	(154)%
As a percentage of total net revenues:	(7.1)%		10.8%

(1)	The tax benefit for the year ended December 31, 2006 was a result of favorable non-U.S. tax adjustments and non-U.S. tax refunds. The foreign adjustments related to the release of international reserves on liquidation of non-U.S. dormant entity.
(2)	The tax benefit for the year ended December 31, 2005 was a result of favorable non-U.S. and U.S. state tax adjustments and non-U.S. tax refunds. The foreign adjustments related to resolution of a non-U.S. tax audit and dissolution of dormant entities

Net revenues

Historically, our net revenues have been derived primarily from: (1) product revenue, which includes software license and royalty revenue net of returns and rebates, and (2) support and services revenue, which include software maintenance and consulting services.

For the year ended December 31, 2006, our total net revenues decreased 18% compared to the year ended December 31, 2005. This decline in net revenues resulted from a decrease in license fees of $4.8 million, or 28%, and a decrease in services revenues of $3.0 million, or 12% compared to the same period in 2005 and primarily results from a decrease in revenues from our older technologies offset in part by the growth in our new product offerings. License fees represented 35% of total revenues in 2006 compared to 40% of total revenues in 2005. Services revenues increased to 65% of total revenues in 2006 compared to 60% in 2005. We believe that the decline in license fees resulted from lengthening sales cycles due to cautious IT spending, the continued pressure on organizations to reduce costs, and to lower productivity from the North American sales force that, in large part, were hired during the first half of 2006. The decline in our services revenues was a product of lower license sales and from decisions by our customers in the latter part of 2005 to not renew maintenance contracts primarily on our stable and mature RUMBA products. We generally ship software products within a short period of time after receipt of an order and therefore we do not have a material backlog of unfilled orders.

From 2001 through 2006, we have experienced declines in our revenues on an annual basis. We believe this has resulted from the soft economic conditions in both North America and Europe that have affected our customers purchasing decisions and because of our transitioning our business from older, more expensive software solutions to newer technologies and solutions that utilize the internet.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America as a percentage of total net revenues were approximately 36% and 33% for the years ended December 31, 2006 and 2005, respectively.

No customer accounted for more than 10% of net revenues during the years ended December 31, 2006 and 2005.

Gross margin

Gross margin decreased in absolute dollars for both license fees and services for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily because of the decline in total net revenues of 18%.

Gross margin for license fees as a percentage of total net revenues declined to 33% in 2006 from 37% in 2005 primarily due to the 28% reduction in license fees offset in part by a 24% reduction in cost of goods associated with license fees from 2005 to 2006.

Services revenues increased to 65% of total revenues in 2006 from 60% in 2005 and the gross margin for services increased to 56% in 2006 from 53% in 2005 as a result. Services cost of goods increased 4% from 2005 to 2006 primarily due to share-based compensation expense and corporate allocations. The effect on gross margin from the Librados acquisition was not material in any period presented.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R & D expenses remained flat in 2006 as compared to 2005 but increased to 20% of total net revenues in 2006 compared to 17% of total net revenues in 2005 because of decreased revenues. R & D costs decreased in 2006 as compared to 2005 on a reduced headcount of four individuals but were offset by corporate allocations and by share-based compensation.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in 2006 or 2005.

Sales and marketing

Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, salaries of marketing personnel, advertising and promotional expenses, occupancy, and related costs. Sales and marketing expenses increased $0.4 million, or 2%, for the year 2006 as compared to the year 2005, primarily as a result of the addition of nine sales and marketing personnel resulting in increased salary, benefits, and related costs. Commission expense was lower in 2006 as compared to 2005 because of the transition in the sales force and lower sales; however, this was offset by increased costs associated with corporate allocations and by share-based compensation expense.

General and administrative

General and administrative expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. General and administrative expenses decreased $2.1 million, or 26% for the year 2006 as compared to 2005 primarily on a reduced headcount of four individuals, reduced incentive compensation, and reductions in legal and services expenses offset in part by share-based compensation expense.

Restructuring charges (reversals)

Restructuring charges in 2006 of $181,000 relate primarily to adjustments to the 1999 restructuring reserves for facility obligations in the UK Restructuring charges in 2005 of $(59,000) relate primarily to an adjustment to facility obligations for both the 2003 and 1999 restructurings reserves.

Amortization of other intangible assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that intangible assets considered to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter.

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives ranging from two to five years. Amortization of developed technology is amortized as an expense in cost of goods while all other intangibles are amortized as an operating expense. In connection with the acquisition of Librados in October 2004, we recorded an intangible asset related to employment contracts for certain individuals. In the quarter ended September 30, 2005, employment with these individuals was terminated and the remaining unamortized value of the related intangible asset of $43,000 was expensed. Amortization expense for developed technology was $0.3 million in both 2006 and 2005 and total intangible amortization expense recorded in 2006 was $0.6 million compared to $0.7 million recorded in 2005.

Interest income and other, net

The largest component of interest income (expense) and other, net is interest earned on cash, cash equivalents, and investments, primarily held in the U.S. Interest income (expense) and other, net was $1,160,000 and $731,000 for the years ended December 31, 2006 and 2005, respectively. Our interest income on cash and investments increased in the twelve month periods ended December 31, 2006 as compared to the same period in 2005 as a result of investing a larger proportion of our cash in interest bearing securities at higher average rates. We recorded other income of $151,000, primarily related to the sale of certain non-operating net assets in the year ended December 31, 2006. In the year ended December 31, 2005, we recorded interest earned of $210,000 on income tax refunds received in Germany and we recorded a gain on investments of $35,000 primarily related to the sale of our investment in KANA Software Inc. The following table identifies the components of our interest income (expense) and other, net for the years ended December 31, 2006 and 2005, respectively (in thousands):

	Year ended December 31,
	2006	2005
Interest income (expense)
On cash and investments	1,015	495
On tax refunds	1	211
Interest expense	(7)	(10)
Gain on investments	—	35
Other income	151	—

Interest income (expense) and other, net	1,160	731

Foreign currency transaction gains ( losses)

We recorded a transaction loss of $0.1 million and $0.3 million for the years ended December 31, 2006 and 2005 respectively. The transaction loss for the year ended December 31, 2006 is composed primarily foreign currency losses of $0.1 million on vendor and customer foreign denominated assets and liabilities and on foreign currency losses on inter-company accounts. The transaction loss for the year ended December 31, 2005 is primarily composed of foreign exchange loss of $0.4 million on inter-company accounts offset by a foreign exchange gain of approximately $0.1 million on vendor and customer foreign denominated assets and liabilities. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British Pound (Pound) and the Euro. For the years ended December 31, 2006 and 2005, the relationship of the Shekel to the USD, the Pound, and the Euro was as follows:

	Year ended December 31,
	2006	2005
USD% Change	-8.2%	5.7%
Pound% Change	4.0%	-5.0%
Euro% Change	1.6%	-8.0%

Provision for income taxes

We recorded a tax benefit for the year ended December 31, 2006 of approximately $0.1 million. The tax benefit primarily relates to a refund of non-U.S. taxes in the Netherlands of $0.1 million offset in part by international and U.S. federal and state tax obligations. Our effective tax rate for 2006 was approximately 3%.

For the year ended December 31, 2005, we recorded a tax benefit of approximately $1.8 million, related to U.S. state income taxes and net non-U.S. tax benefits. This tax benefit primarily relates to a refund of non-U.S. taxes of $0.9 million, a favorable settlement of a non-U.S. tax audit resulting in a release of accrued tax reserves of $0.5 million and liquidation of non-U.S. entities resulting in a release of accrued tax reserves of $0.5 million. Our effective tax rate benefit for 2005 was approximately 64%. Excluding the tax benefits, the effective tax rate for 2005 would be less than 1% due to our current U.S. consolidated tax loss position.

	Year Ended December 31,
	2006	2005
U.S. federal tax	$2	$—
U.S. state tax	13	(7)
International tax	37	110
International reserve adjustment on favorable tax audit outcome	—	(504)
International reserve adjustment on liquidation of non-U.S. entities	(51)	(494)
Income tax refunds:
Netherlands	(84)	—
Germany	—	(936)

Total benefit for income taxes	$(83)	$(1,831)

As of December 31, 2006, we had a gross deferred tax asset of approximately $72.1 million. Realization of the gross deferred tax asset is dependent on our generating sufficient future taxable income. We have fully reserved the gross deferred tax asset because we have concluded that it more likely than not that the deferred tax assets will not be realized.

Year ended December 31, 2005 compared to year ended December 31, 2004 (in thousands)

	Year Ended December 31,				Change
	2005		2004
Net revenues
License fees	$17,205		$19,350		$(2,145)	(11)%
Services	26,229		28,316		(2,087)	(7)%

Total net revenues	43,434		47,666		(4,232)	(9)%
As a percentage of net revenues:
License fees	39.6%		40.6%
Services	60.4%		59.4%

Total net revenues	100.0%		100.0%

Gross margin—license fees	$16,108		$17,796		$(1,688)	(9)%
Gross margin—services	22,932		24,753		(1,821)	(7)%
Gross margin—amortization of intangibles	(280)		(1,101)		821	(75)%

Total gross margin	$38,760		$41,448		$(2,688)	(6)%
As a percentage of net revenues:
Gross margin—license fees	37.0%		37.3%
Gross margin—services	52.8%		51.9%
Gross margin—amortization of intangibles	(0.6)%		(2.3)%
Total gross margin	89.2%		87.0%
Research and development	$7,200		$6,997		$203	3%
As a percentage of total net revenues:	16.6%		14.7%
Sales and marketing	$20,350		$23,189		$(2,839)	(12)%
As a percentage of total net revenues:	46.9%		48.6%
General and administrative	$8,343		$9,162		$(819)	(9)%
As a percentage of total net revenues:	19.2%		19.2%
Restructuring charges (reversals)	$(59)		$(28)		$(31)	111%
As a percentage of total net revenues:	(0.1)%		(0.1)%
Amortization of other intangible assets	$493		$621		$(128)	(21)%
As a percentage of total net revenues:	1.1%		1.3%
Interest income and other, net	$731		$129		$602	467%
As a percentage of total net revenues:	1.7%		0.3%
Foreign currency transaction gains (losses)	$(283)		$(106)		$(177)	167%
As a percentage of total net revenues:	(0.7)%		(0.2)%
Provision (benefit) for income taxes	$(1,830)		$106		$(1,936)	1,826%
As a percentage of total net revenues	(4.2	)%(1)	0.2	%(2)

Net income	$4,711		$1,424		$3,287	231%
As a percentage of total net revenues:	10.8%		3.0%

(1)	The tax benefit for the year ended December 31, 2005 was a result of favorable non-U.S. and U.S. state tax adjustments and non-U.S. tax refunds. The foreign adjustments related to resolution of a non-U.S. tax audit and dissolution of dormant entities.
(2)	The tax provision for the year ended December 31, 2004 was a result of U.S. state and local non-U.S. taxes not offset by losses.

Net revenues

Historically, a substantial portion of our total net revenues has been derived from software license fees. Service revenues have been primarily attributable to maintenance agreements associated with product licenses.

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

From 2001 through 2005, we have experienced declines in our revenues on an annual basis. We believe this has resulted from the soft economic conditions in both North America and Europe, which has affected our customers purchasing decisions, and as a result of our transitioning our business from older, more expensive software solutions to newer technologies and solutions that utilize the internet.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America as a percentage of total net revenues were approximately 33% and 27% for the years ended December 31, 2005 and 2004, respectively.

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

Sales and marketing

Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, salaries of marketing personnel, advertising and promotional expenses, occupancy, and related costs. Sales and marketing expenses decreased $2.8 million, or 12%, as a percentage of total net revenues for the year 2005, as compared to the year 2004, primarily as a result of strong cost controls, fewer sales and marketing personnel resulting in lower salary and related expenses, and lower commission expense as a result of lower bookings. Additionally in 2004, sales and marketing expenses included $1.2 million of severance costs related to the termination of senior sales management in Europe. No such expense was incurred in 2005.

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

Amortization of other intangible assets

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangibles. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, SFAS No. 142 requires that intangible assets considered to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and at least annually thereafter.

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

Interest income and other, net

The largest component of interest income and other, net is interest earned on cash, cash equivalents, and investments, primarily held in the U.S. Interest income and other, net was $0.7 million, or 1.6% for 2005 and was $0.1, or 0.3% for 2004. The increase in 2005 as compared to 2004 is primarily due to approximately $0.2 million in interest earned on income tax refunds in Germany and $0.5 million from the investment of a higher proportion of our cash in interest bearing securities with higher average interest rates in 2005 than in 2004.

Foreign currency transaction gains ( losses)

We recorded a transaction loss of $(0.3) million and $(0.1) million for the years ended December 31, 2005 and 2004 respectively. The transaction loss for the year ended December 31, 2005 is primarily composed of foreign exchange loss of $(0.4) million on intercompany accounts offset by approximately $0.1 million gain on vendor and customer foreign denominated assets and liabilities. The transaction loss for the year ended December 31, 2004 includes a transaction gain of $0.4 million related to the liquidation of certain dormant entities offset by $(0.4) million on intercompany accounts and $(0.1) million on vendor and customer foreign denominated assets and liabilities. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British Pound (Pound) and the Euro. For the years ended December 31, 2005 and 2004, the relationship of the Shekel to the USD, the Pound, and the Euro was as follows:

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

	Year Ended December 31,
	2005	2004
U.S. federal tax	$—	$—
U.S. state tax	(7)	79
International tax	110	27
International reserve adjustment on favorable tax audit outcome	(504)	—
International reserve adjustment on liquidation of non-U.S. entities	(494)	—
Income tax refunds:
Netherlands	—	—
Germany	(936)	—

Total provision (benefit) for income taxes	$(1,831)	$106

As of December 31, 2005, we had a gross deferred tax asset of approximately $74.5 million. Realization of the gross deferred tax asset is dependent on our generating sufficient future taxable income. We have fully reserved the gross deferred tax asset because we have concluded that it more likely than not that the deferred tax assets will not be realized.

Disclosures about market risk

Disclosures about market risk can be found below, under Item 7A—Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources

	As of December 31, 2006	As of December 31, 2005
Cash, cash equivalents and short-term investments	$8,306	$7,530
Short-term investments	$19,740	$13,985
Long-term investments	$600	$1,583
Working capital	$17,387	$14,046

	For the years ended
	December 31, 2006	December 31, 2005
Net cash provided by operating activities	$5,357	$3,400
Net cash used in investing activities	$(5,428)	$(16,262)
Net cash provided by financing activities	$497	$831

Our primary source of cash is receipts from net revenues. The primary uses of cash are payroll (salaries, commissions, other incentives, and benefits), general operating expenses (marketing, travel, office rent), the cost of revenues and the purchase of investments, property, and equipment. Other sources of cash are proceeds from the exercise of employee stock options and from participation in the employee stock purchase program.

Net cash provided by operating activities increased by approximately $1.9 million from $3.4 million to $5.4 million in the year ended December 31, 2006 as compared to the corresponding period in 2005. This increase is primarily a result of the increase in deferred revenues offset in part by the change in earnings from net income of $4.7 million for the year ended December 31, 2005 to a loss of $2.5 million for the year ended December 31, 2006.

Net cash used in investing activities decreased by $10.9 million from $16.3 million to $5.4 million for the year ended December 31, 2006 as compared to the corresponding period in 2005. In the year ended December 31, 2006, we invested an additional $4.8 million, net of proceeds, in cash in interest bearing securities as compared to the net investment of $15.4 million, net of proceeds, made during the same period in 2005. We expect to continue to invest in short-term and long-term investments and to purchase additional property and equipment to support our operations.

Net cash provided by financing activities is derived primarily from proceeds from the sale of common stock through employee stock option plans and the employee stock purchase plan. Net cash provided by financing activities decreased by $334,000 from $831,000 to $497,000 for the year ended December 31, 2006 as compared to the same period in 2005 primarily from reduced proceeds received from shares issued in connection with employee stock plans offset in part by proceeds received from an investor for a short-term profit earned within six months of acquiring 10% of the Company’s common stock.

At December 31, 2006, we had working capital of $17.4 million. We believe that our current cash, cash equivalents, and investments and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements, currently identified projects, and planned objectives for at least the next 12 months. If our credit rating was to change materially, it could affect our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

A table of our contractual future obligations as of December 31, 2006 is as follows (in thousands):

	Amount of commitment expiration per period
	Total	Less Than 12 Months	13-24 Months	25-36 Months	More Than 36 Months
Capital leases	$25	$7	$7	$7	$4
Operating leases	$7,236	$2,382	$2,030	$1,721	$1,103

Total	$7,261	$2,389	$2,037	$1,728	$1,107

Since our inception, our operations have been financed primarily through cash provided by operations and sales of capital stock. Our primary financing activities to date consist of our initial and secondary public stock offerings and private preferred stock issuances, which aggregated net proceeds to us of approximately $72.5 million. Excluding 2005, domestic and international economic events over the past several years have negatively impacted our ability to generate sufficient cash to offset our cash outflows. We have taken a number of measures to reverse this trend including restructuring our organization, reducing our operating expenses through the closing of excess facilities, subleasing excess facility space, and carefully monitoring our discretionary expenses which have helped us achieve positive cash flow in 2006. Our business has been and will continue to be dependent upon the spending of our customers and their respective IT organizations.

As of December 31, 2006, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity. If our credit rating was to change materially, it could affect our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Our Board has authorized the repurchase from time to time of up to 2,142,857 shares of our common stock through open market purchases. No purchases of our common stock were made in 2006, 2005, or 2004. During 2003, we repurchased 71,931 shares of our common stock for $0.2 million on the open market at an average price of $2.44 per share. During 2002, we repurchased 616,401 shares of our common stock on the open market at an average purchase price of $3.83 per share for a total cost of $2.4 million. Cumulatively, as of December 31, 2006, we had repurchased 2,076,848 shares of our common stock at an average price of $10.02 per share for a total cost of $20.8 million.

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

The table below presents the carrying value, market value, and related weighted average interest rates for our cash and interest-bearing investment portfolio as of December 31, 2006. All investments mature, by policy, in four years or less.

	Carrying Value	Market Value	Interest Rate/Yield
	(in thousands, except for interest rates/yields)
Cash and Investment Securities:
Cash—fixed rate	$7,840	$7,840	0.0% – 4.8%
Cash equivalents	$466	$466	3.2% – 3.9%
Corporate bonds and commercial paper	$18,050	$18,046	2.4% – 8.1%
Taxable municipal bonds	$2,073	$2,070	2.5% – 7.4%
Government bonds	$200	$200	3.0% – 3.6%
Time deposits and other	$107	$107	*

*	Interest rate/yield is less than 1%

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

We currently do not enter into financial instruments for hedging or speculative purposes. There were no forward foreign exchange contracts used during the three year period ended December 31, 2006. We may institute a foreign currency hedging program in the future.

The following table presents the potential impact on cash flow of changes in exchange rates as noted (in thousands):

	December 31, 2006	Cash flow impact on change in exchange rates
		-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1) (2)	$10,310	$(885)	$(557)	$456	$654
Accounts payable (2)	(1,587)	115	73	(59)	(85)
Intercompany with U.S. (3)	2,803	(495)	(311)	255	366

(1)	Accounts receivable does not include allowances of $124,000.
(2)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Consolidated Balance Sheet.
(3)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of December 31, 2006 and that there is no change in rates between the various non-U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Consolidated Statements of Operations.

Item 8—Financial statements and supplementary data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetManage, Inc:

We have audited the accompanying consolidated balance sheets of NetManage, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operation, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NetManage, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

San Jose, California,

April 2, 2007

NETMANAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,306	$7,530
Short-term investments	19,740	13,985
Accounts receivable, net of allowances of $124 and $259, respectively	10,186	11,327
Prepaid expenses and other current assets	1,369	1,217

Total current assets	39,601	34,059

Property and equipment, at cost:
Computer software and equipment	1,637	1,289
Furniture and fixtures	2,805	2,779
Leasehold improvements and other	813	737

	5,255	4,805
Less accumulated depreciation	(3,012)	(2,000)

Net property and equipment	2,243	2,805

Goodwill	3,648	3,697
Other intangibles, net	1,099	1,604
Long-term investments	600	1,583
Other long-term assets	162	118

Total assets	$47,353	$43,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,587	$1,176
Accrued liabilities	2,059	2,009
Accrued payroll and related expenses	2,396	2,311
Deferred revenue	15,927	14,081
Income taxes payable	245	436

Total current liabilities	22,214	20,013

Long-term liabilities:
Deferred revenue	3,320	343
Other long-term liabilities	642	807

Total long-term liabilities	3,962	1,150

Total liabilities	26,176	21,163

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value—Authorized—1,000,000 shares. No shares issued and outstanding	—	—
Common stock, $0.01 par value—Authorized—36,000,000 shares. Issued—11,595,555 and 11,466,200 shares, respectively. Outstanding—9,518,707 and 9,389,352 shares, respectively	116	115
Treasury stock, at cost—2,076,848 shares	(20,804)	(20,804)
Additional paid-in capital	182,945	181,755
Accumulated deficit	(137,243)	(134,707)
Accumulated other comprehensive loss	(3,837)	(3,656)

Total stockholders’ equity	21,177	22,703

Total liabilities and stockholders’ equity	$47,353	$43,866

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Net revenues:
License fees	$12,380	$17,205	$19,350
Services	23,181	26,229	28,316

Total net revenues	35,561	43,434	47,666

Cost of revenues:
License fees	831	1,097	1,554
Services	3,431	3,297	3,563
Amortization of developed technology	280	280	1,101

Total cost of revenues	4,542	4,674	6,218

Gross margin	31,019	38,760	41,448

Operating expenses:
Research and development	7,209	7,200	6,997
Sales and marketing	20,715	20,350	23,189
General and administrative	6,194	8,343	9,162
Restructuring charges (reversals)	181	(59)	(28)
Amortization of other intangible assets	360	493	621

Total operating expenses	34,659	36,327	39,941

Income (loss) from operations	(3,640)	2,433	1,507
Interest income and other, net	1,160	731	129
Foreign currency transaction loss	(139)	(283)	(106)

Income (loss) before income tax provision (benefit)	(2,619)	2,881	1,530
Income tax provision (benefit)	(83)	(1,830)	106

Net income (loss)	$(2,536)	$4,711	$1,424

Net income (loss) per share:
Basic	$(0.27)	$0.51	$0.16
Diluted	$(0.27)	$0.49	$0.15
Weighted average common shares and equivalents:
Basic	9,439	9,312	8,928
Diluted	9,439	9,650	9,359

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$(2,536)	$4,711	$1,424
Other comprehensive income (loss):
Unrealized loss on investments, net	—	(47)	(61)
Foreign currency translation adjustments	(181)	276	(112)

Comprehensive income (loss)	$(2,717)	$4,940	$1,251

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2003	8,710,705	$108	$(20,804)	$178,080	$(140,842)	$(3,712)	$12,830
Sale of common stock under employee stock purchase plan	75,354	1	—	332	—	—	333
Exercise of common stock options	148,788	1	—	654	—	—	655
Common stock issued in connection with Librados acquisition	263,678	3	—	1,397	—	—	1,400
Share-based compensation	—	—	—	505	—	—	505
Unrealized loss on investments	—	—	—	—	—	(61)	(61)
Foreign currency translation adjustment	—	—	—	—	—	(112)	(112)
Net income	—	—	—	—	1,424	—	1,424

Balance, December 31, 2004	9,198,525	$113	$(20,804)	$180,968	$(139,418)	$(3,885)	$16,974
Sale of common stock under employee stock purchase plan	86,067	1	—	370	—	—	371
Exercise of common stock options	104,760	1	—	459	—	—	460
Share-based compensation	—	—	—	24	—	—	24
Stock issuance costs	—	—	—	(66)	—	—	(66)
Unrealized loss on investments	—	—	—	—	—	(47)	(47)
Foreign currency translation adjustment	—	—	—	—	—	276	276
Net income	—	—	—	—	4,711	—	4,711

Balance, December 31, 2005	9,389,352	$115	$(20,804)	$181,755	$(134,707)	$(3,656)	$22,703
Sale of common stock under employee stock purchase plan	6,783	—	—	35	—	—	35
Exercise of common stock options	122,572	1	—	449	—	—	450
Share-based compensation	—	—	—	694	—	—	694
Investor short swing profit	—	—	—	12	—	—	12
Foreign currency translation adjustment	—	—	—	—	—	(181)	(181)
Net loss	—	—	—	—	(2,536)	—	(2,536)

Balance, December 31, 2006	9,518,707	$116	$(20,804)	$182,945	$(137,243)	$(3,837)	$21,177

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,536)	$4,711	$1,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,715	1,889	2,777
Provision for doubtful accounts and returns	(122)	(240)	326
Share-based compensation expense	694	24	505
Transaction gain on liquidation of dormant entities	—	—	(470)
Loss (gain) on disposal of property, plant & equipment	27	1	(124)
Gain on investments	—	(35)	—
Non-cash impairment charges	—	43	—
Change in operating assets and liabilities:
Accounts receivable	1,367	4,327	(2,919)
Prepaid expenses and other current assets	(149)	1,247	960
Other assets	37	206	(391)
Accounts payable	404	(1,533)	284
Accrued liabilities, payroll and payroll-related expenses	12	(1,962)	(2,223)
Deferred revenue and other long-term liabilities	4,300	(4,329)	708
Income taxes payable	(194)	(987)	195
Long term liabilities	(198)	38	1,960

Net cash provided by operating activities	5,357	3,400	3,012

Cash flows from investing activities:
Purchases of investments	(33,979)	(42,870)	(151)
Proceeds from sales and maturities of investments	29,166	27,456	41
Purchases of property and equipment	(664)	(782)	(2,293)
Acquisition, net of cash acquired	—	—	(2,223)
Other	49	(66)	—

Net cash used in investing activities	(5,428)	(16,262)	(4,626)

Cash flows from financing activities:
Proceeds from sale of common stock	485	831	988
Investor short swing profit returned to Company	12	—	—

Net cash provided by financing activities	497	831	988

Effect of exchange rate changes on cash	350	(9)	36

Net increase (decrease) in cash and cash equivalents	776	(12,040)	(590)
Cash and cash equivalents, beginning of year	7,530	19,570	20,160

Cash and cash equivalents, end of year	$8,306	$7,530	$19,570

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$222	$51	$104
Interest	$7	$5	$24
Value of common stock issued in acquisition of Librados, Inc.	$—	$—	$1,400

The accompanying notes are an integral part of these consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of operations and organization:

NetManage, or the Company, develops and markets software and service solutions that are designed to allow its customers to access, Web enable, integrate and leverage the investment they have in their corporate business applications, processes, and data. NetManage’s business is primarily focused on providing a range of personal computer, browser-based and server-based software programs, and software tools. These products are intended to allow NetManage customers to access and use their mission-critical line-of-business applications and resources to publish and integrate information from existing corporate systems in a web presentation particularly to new users via the Internet and create new Web-based applications that leverage a corporation’s existing business processes.

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

NetManage’s products, which are designed to enable end-user devices, including personal computers, to communicate with large centralized corporate computer systems and the applications that are hosted on them, are marketed and licensed under the brand name of RUMBA. The Company’s products, designed to allow devices running Web browsers to communicate with large centralized corporate computer systems through either software downloaded into the client browser or through solutions that deliver connectivity for Web browser users without the requirement for software on the user’s device other than the browser itself, are marketed and licensed under the brand name OnWeb. These solutions also allow single or multiple business applications to be presented with a Web look and feel. NetManage’s server-side solutions, designed to allow the integration of single or multiple existing business processes into reusable software components, such as Web Services, Microsoft .NET Assemblies and Enterprise JavaBeans, that can be incorporated into new applications being built on major application frameworks including .NET and J2EE, are marketed and licensed under the OnWeb brand name. The Company’s range of individual application adapter products are designed to allow for the integration of applications being written on major application frameworks with existing enterprise applications, such as SAP, PeopleSoft, JD Edwards, Siebel and Oracle, and are marketed and licensed under the OnWeb and Librados brand names.

2. Summary of significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of NetManage and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

Foreign currency translation, foreign exchange contracts, and comprehensive income

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

NetManage currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three year period ended December 31, 2006.

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

Investments

The Company accounts for its investments under the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments are classified as either available-for-sale or held-to- maturity securities. All available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, reported in the consolidated balance sheet as “Accumulated other comprehensive loss.” Held-to-maturity investments are valued using the amortized cost method.

Beginning in the third quarter of 2005, the Company has converted a portion of its cash and cash equivalents to longer-term securities. The following table summarizes the Company’s cash, cash equivalents, short-term and long-term investments as of December 31, 2006 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$7,840	$—	$—	$7,840
Cash equivalents	466	—	—	466

Total cash and cash equivalents	$8,306	$—	$—	$8,306

Held-to-maturity investments:
Corporate bonds	$17,555	$2	$(6)	$17,551
Taxable municipal bonds	2,073	—	(3)	2,070
Government bonds	200	—	—	200
Commercial paper	495	—	—	495
Time deposits	17	—	—	17
Restricted cash deposits	90	—	—	90

Total investments	$20,430	$2	$(9)	$20,423
Less amounts classified as other non-current assets	(90)	—	—	(90)
Less amounts classified as long-term investments	(600)	—	—	(600)

Total short-term investments	$19,740	$2	$(9)	$19,733

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning in the third quarter of 2005, the Company converted a portion of its cash and cash equivalents to longer-term securities. The following table summarizes the Company’s cash, cash equivalents, short-term and long-term investments as of December 31, 2005 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,635	$—	$—	$4,635
Cash equivalents	2,895	—	—	2,895

Total cash and cash equivalents	$7,530	$—	$—	$7,530

Held-to-maturity investments:
Corporate bonds	$13,133	$—	$(37)	$13,096
Taxable municipal bonds	728	—	(4)	724
Government bonds	1,658	—	(3)	1,655
Time deposits	49	—	—	49
Restricted cash deposits	37	—	—	37

Total investments	$15,605	$—	$(44)	$15,561
Less amounts classified as other non-current assets	(37)	—	—	(37)
Less amounts classified as long-term investments	(1,583)	—	11	(1,572)

Total short-term investments	$13,985	$—	$(33)	$13,952

The contractual maturity dates for held-to-maturity securities as of December 31, 2006 are (in thousands):

	Less than one year	One to two years
Corporate bonds	$16,955	$600
Taxable municipal bonds	2,073	—
Commercial paper	495	—
Government bonds	200	—

Total	$19,723	$600

Property and equipment

Property and equipment are recorded at cost. Improvements, renewals, and extraordinary repairs that extend the lives of the asset are capitalized; other repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

Classification	Life
Computer software and equipment	2 to 3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

Depreciation expense for 2006, 2005, and 2004 was $1.1 million, $1.2 million, and $1.0 million, respectively.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net property and equipment in North America and Europe is as follows (in thousands):

	Years Ended December 31,
	2006	2005
North America	$1,794	$2,276
Europe	449	529

Total	$2,243	$2,805

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

In connection with the acquisition of Librados in October 2004, the Company recorded an intangible asset related to employment contracts for certain key Librados executives. In the quarter ended September 30, 2005, these individuals terminated employment with the Company and the remaining unamortized value of the related intangible asset of $43,000 was expensed. No impairment charge was recorded in either 2006 or 2004.

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	December 31, 2006	December 31, 2005
Carrying amount of:
Developed technology	$1,535	$1,400
Non-compete contracts	—	721
Trade names	300	300

Gross carrying amount of other intangibles	1,835	2,421
Less accumulated amortization:
Developed technology	(606)	(326)
Non-compete contracts	—	(421)
Trade names	(130)	(70)

Net carrying amount of other intangibles	$1,099	$1,604

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount and accumulated amortization as of December 31, 2006 and December 31, 2005 have been adjusted to exclude intangibles that were fully amortized as of December 31, 2006 and December 31, 2005, respectively.

The remaining net carrying amount of other intangibles is expected to be amortized as follows (in thousands):

Year	Amortization Expense
2007	$385
2008	385
2009	329

$1,099

Accrued liabilities

Accrued liabilities at December 31, 2006 and 2005 consisted of the following (in thousands):

Description	December 31, 2006	December 31, 2005
Current restructuring (see Note 4)	$60	$34
Other accruals	1,999	1,975

Total	$2,059	$2,009

Other accruals include legal and accounting fees, sales & use tax and VAT obligations, customer deposits and other obligations and accrued expenses.

Long-term liabilities

Long-term liabilities at December 31, 2006 and 2005 consisted of the following (in thousands):

Description	December 31, 2006	December 31, 2005
Long-term restructuring (see Note 4)	$297	$329
Long-term other	345	478
Long-term deferred revenue	3,320	343

Total long-term liabilities	$3,962	$1,150

Software development costs

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for Computer Software to be Sold, Leased or Otherwise Marketed, under which capitalization of software development costs begins upon the establishment of technological feasibility of the product, which management defines as the development of a working model and further defines as the development of a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Such costs are

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported at the lower of cost or net realizable value. Amortization of purchased software is generally computed on a straight-line basis over one to five years or, if less, the estimated remaining economic life of the underlying products. To date, software development costs that were eligible for capitalization have not been significant. Accordingly, all other software development costs have been expensed as incurred.

Concentrations of credit risk

Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash investments and trade receivables. NetManage has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. No single customer accounts for more than 10% of accounts receivable as of December 31, 2006 and 2005. There were no customers that accounted for more than 10% of consolidated revenues in 2006, 2005 or 2004.

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

As of December 31, 2006, 2005, and 2004, potentially dilutive securities, consisting of stock options, are as shown in the following table. In those periods in which a net loss was recorded, the potentially dilutive securities were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

	December 31, 2006	December 31, 2005	December 31, 2004
Potentially dilutive shares (in thousands)	304	338	431

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	December 31, 2006	December 31, 2005	December 31, 2004
Net income (loss)	$(2,536)	$4,711	$1,424

Shares used to compute basic net income (loss) per share	9,439	9,312	8,928
Potentially dilutive shares used to compute net income per share on a diluted basis	—	338	431

Shares used to compute diluted net income (loss) per share	9,439	9,650	9,359

Net income (loss) per share:
Basic	$(0.27)	$0.51	$0.16
Diluted	$(0.27)	$0.49	$0.15

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NetManage recognizes revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a software key has been transmitted to our customer.

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

At the time of the transaction, the Company assesses whether the fee associated with our revenue transactions is fixed or determinable and whether or not collection is reasonably assured. NetManage assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, the Company accounts for the fee as not being fixed or determinable. In these cases, it recognizes revenue as the fees become due if the customer is credit-worthy or upon receipt of cash if the customer is not credit-worthy.

NetManage assesses whether or not collection is reasonably assured based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from our customers. If it determines that collection of a fee is not reasonably assured, the Company recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives its service revenues from providing its customers with software updates for existing software products, user documentation, and technical support under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services determined based on VSOE of fair value is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and collection is considered probable. To date, consulting revenue has not been significant.

Advertising and sales promotion costs

Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs. Advertising and sales promotion costs totaled $0.4 million, $0.5 million, and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Effective January 1, 2006, NetManage adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, share-based compensation expense for the year ended December 31, 2006 included compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as adjusted for estimated forfeitures. Share-based compensation expense for all share-based payment awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), the Company recognizes share-based compensation costs net of a forfeiture rate on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the year ended December 31, 2006 based on its historical experience and anticipated future employee turnover.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of adopting SFAS 123(R) on January 1, 2006, the impact to the Consolidated Financial Statements for the year ended December 31, 2006 was $694,000 in share-based compensation expense that would not have been recorded had we continued to account for share-based compensation under APB 25. Basic net loss per share increased by $(0.07) per share for the year ended December 31, 2006 as a result of the adoption of SFAS 123(R).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects on Share-Based Payment Awards (FSP 123(R)-3). We have elected to adopt the alternative transition method provided in the FSP 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). See Share-based compensation expense for additional information.

Determining fair value

Valuation and amortization method: The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term: The expected term represents the period that share-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s share-based awards. For the year ended December 31, 2006, the Company has elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107.

Expected Volatility: The computation of expected volatility for the year ended December 31, 2006 is based on historical volatility.

Risk-Free Interest Rate: The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term to the Expected Term.

Expected Dividend: The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

Forfeiture Rate: The forfeiture rate for the year ended December 31, 2006 is based on historical forfeiture rates adjusted for anticipated changes in employee turnover over the next year.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s stock options granted to employees for the years ended December 31, 2006, 2005, and 2004, respectively, was estimated using the following weighted-average assumptions:

	2006	2005	2004
Expected Term	5.96 years	3 - 4 months beyond vest date	3 - 4 months beyond vest date
Volatility	52.26 – 59.48%	35.9%	76.2%
Risk-free interest rate	4.36 – 5.21%	4.01%	3.20%
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value (per share)	$3.17	$2.29	$3.27

Share-based compensation expense

Cost of revenues and operating expenses for the year ended December 31, 2006 includes share based compensation related to the adoption of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)). Periods prior to January 1, 2006, have not been restated to conform to the provisions of SFAS 123(R).

The following table shows total share-based compensation expense included in the Consolidated Statement of Operations for the year ended December 31, 2006 (in thousands):

Year ended December 31, 2006
Cost of revenues:
License fees	$8
Services	49

Additional expense recorded as cost of revenues	57

Operating expenses:
Research and development	193
Sales and marketing	327
General and administrative	117

Additional expense recorded as operating expenses:	637

Additional expense recorded in loss from operations:	$694

Weighted-average common shares:
Basic	9,439
Diluted	9,439
Impact of SFAS 123(R) on loss per share:
Basic loss per share	$(0.07)
Diluted loss per share	$(0.07)

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At December 31, 2006, the total compensation cost related to unvested share-based awards granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $1.1million, net of estimated forfeitures of $0.7 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options and awards activity

The following is a summary of option activity for our stock option plans for the year ended December 31, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,563	$5.05
Granted	332	5.49
Exercised	(123)	3.68
Forfeitures and cancellations	(177)	5.82

Outstanding at December 31, 2006	1,595	$5.16	7.14	$991

Vested and expected to vest at December 31, 2006	1,439	$5.12	0.33	$968

Exercisable at December 31, 2006	974	$4.89	6.24	$883

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for the 1.0 million exercisable options where the market price was higher than the exercise price at December 31, 2006.

The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of the option exercise, was $200,552 for the year ended December 31, 2006.

Pro-forma Disclosures

The pro-forma table below illustrates the effect on net income and basic and diluted net income per share for the years ended December 31, 2005 and 2004, respectively, had NetManage applied the fair value recognition provision of SFAS 123 to share-based compensation (in thousands, except per share amounts):

	2005	2004
Net income as reported	$4,711	$1,424
Less: share-based employee compensation expense determined under fair value based method for all awards	(832)	(842)

Pro-forma net income	$3,879	$582

Weighted-average common shares:
Basic	9,312	8,928
Diluted	9,650	9,359
Impact of SFAS 123 on net income per share:
Basic income per share, as reported	$0.51	$0.16
Basic income per share, pro-forma	$0.42	$0.07
Diluted income per share, as reported	$0.49	$0.15
Diluted income per share, pro-forma	$0.40	$0.06

For purposes of this pro-forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing formula and is amortized on a straight-line basis over the respective vesting periods of the award.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent accounting pronouncements

In September 2006, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes guidelines for measuring fair value, and expands disclosure requirements regarding fair value measurements. SFAS does not require any new fair value measurements but simply eliminates inconsistencies in guidance as found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 however earlier adoption is permitted, provided the Company has not yet issued financial statements, including interim periods, for that fiscal year. The Company is evaluating the requirements of SFAS 157 but does not expect that the adoption of SFAS 157 will have a significant impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (SAB 108). SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB 108 requires that registrants consider both a ‘rollover’ method that focuses on the income statement impact of misstatements and the ‘iron curtain’ method that focuses on the balance sheet impact of misstatements. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously considered material, but are material under the provisions of SAB 108. SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is evaluating the requirements of FIN 48 and has not yet determined the impact that this interpretation will have on its consolidated financial statements.

3. Acquisitions:

On October 22, 2004, the Company completed its acquisition of Librados an early stage company that developed, marketed, and sold adapters that allow data and information to be accessed and extracted from packaged applications, middleware, and databases such as SAP, Siebel, Oracle, JD Edwards, and PeopleSoft. The Company paid $2.0 million in cash and issued 263,678 shares of NetManage common stock valued at approximately $1.4 million for 100% of the outstanding common shares of Librados. Transaction costs were $0.2 million in cash. On February 17, 2005, NetManage filed a Form S-3 with the SEC to register its common shares issued with respect to the acquisition and to fulfill its obligation under the registration rights agreement with Librados and its stockholders. The Form S-3 was filed on February 17, 2005 and was declared effective on May 26, 2005. In addition, 65,920 shares of NetManage common stock would have been issued under the terms of the related agreement if a certain level of cumulative revenue from the sale of Librados product were achieved by December 31, 2006. These levels of cumulative revenues were not achieved by December 31, 2006 and therefore the Company issued none of the additional shares. NetManage hired all five employees of Librados in October 2004 however in the quarter ended September 30, 2005 three of the key former Librados executives terminated their employment with NetManage. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Librados from the date of acquisition forward have been recorded in the Company’s consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible assets of $4.4 million, consisting of goodwill of $1.9 million and other intangible assets of $2.5 million, including developed technology of $1.4 million, employment agreements of $0.1 million, non-compete agreements of $0.7 million and trade name of $0.3 million were recorded in connection with the acquisition. In the quarter ended September 30, 2005, the key senior management of Librados terminated their employment with NetManage and the remaining unamortized value of the related intangible asset of $43,000 was expensed. During the quarter ended March 31, 2006, NetManage recorded a reduction in Goodwill of $49,000. This reduction was the result of the resolution of a pre-acquisition contingency recovered in cash from an escrow account set up at the time of the Librados acquisition. As of December 31, 2006 both the employment agreements of $0.1 million and the non-compete agreements of $0.7 million have been fully amortized. Other intangible assets are amortized over their estimated useful lives of two to five years.

4. Restructuring charges (reversals):

On January 30, 2003, NetManage announced a restructuring of its operations in response to the sluggish North American and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses to bring them in line with its revised anticipated revenue levels. The Company implemented a reduction in its workforce of more than 30% and recorded a $3.2 million restructuring charge related to expenses for employee terminations and expenses related to facilities no longer needed for Company operations during 2003 as required by SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During 2005 and 2004, we recorded adjustments to the previously recorded reserves of approximately $(0.2) million and $(0.2) million, respectively. During 2004, the Company recorded a $0.2 million reduction in estimate primarily related to the successful sublease of unoccupied space in the Ottawa facility. In 2005, the Company recorded a reduction in restructuring expense of $0.2 million for severance related to European operations. In the quarter ended March 31, 2006, the Company recorded an increase in the restructuring charge of $7,000 as an adjustment to the expected facility obligations in Ottawa, Canada. As of December 31, 2006, restructuring costs total $2.9 million and required $2.8 million in cash expenditures. The remaining reserve related to this restructuring of $25,000, is included in accrued liabilities as of December 31, 2006.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The distribution of the reduction in workforce was as follows (number of employees):

	Terminations	Replacements	Net Reduction
Operations	10	6	4
Services	14	1	13
Research and development	19	—	19
Sales and marketing	44	4	40
General and administrative	24	5	19

Total	111	16	95

The restructuring charge of $2.9 million includes $2.4 million for employee severances and related expenses, and $0.5 million in facility expenses related to leased facilities in Germany and Canada.

The following table lists the components of the January 2003 restructuring charge for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Employee Costs	Excess Facilities	Total
Initial reserve established in 2003	$222	$324	$546
Reserve provided in 2004	34	—	34
Change in estimates in 2004	(22)	(174)	(196)
Reserves utilized in year ended December 31, 2004	(29)	(68)	(97)

Balance at December 31, 2004	$205	$82	$287
Change in estimates in 2005	(187)	—	(187)
Reserves utilized in year ended December 31, 2005	(18)	(38)	(56)

Balance at December 31, 2005	$—	$44	$44
Change in estimates in 2006	—	7	7
Reserves utilized in year ended December 31, 2006	—	(26)	(26)

Balance at December 31, 2006	$—	$25	$25

In August 1998, following the acquisition of FTP Software, or FTP, the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, NetManage recorded a $7.0 million charge to operating expenses in 1998. In 2004, the Company recorded an increase in restructuring expense of approximately $184,000 composed of $40,000 in rent adjustments, $70,000 in sublease income not recovered and $74,000 in foreign exchange adjustments. In 2005, the Company recorded an increase in restructuring expense of $120,000 composed of primarily of sublease income not recovered. For the year ended December 31, 2006, the Company recorded a change in estimate of $174,000. The change in estimate is composed of adjustments to expected lease, sublease, and associated obligations related to the Birmingham, U.K. facility and related foreign exchange adjustments on the long-term lease commitments and related sublease income. The remaining reserve related to this restructuring at December 31, 2006 is $332,000 of which $35,000 is included in accrued liabilities and $297,000 is included in long-term liabilities.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table lists the components of the August 1998 restructuring reserve for the years ended December 31, 2006, 2005, and 2004 (in thousands):

Excess Facilities
Balance at December 31, 2003	$313
Change in estimates in 2004	184
Reserve utilized in year ended December 31, 2004	(128)

Balance at December 31, 2004	369
Change in estimates in 2005	120
Reserves utilized in year ended December 31, 2005	(170)

Balance at December 31, 2005	$319
Change in estimates in 2006	174
Reserves utilized in year ended December 31, 2006	(161)

Balance at December 31, 2006	$332

5. Commitments and contingencies:

Legal proceedings

The Company may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that may relate to acquisitions that have been completed or to companies have been acquired. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these potential claims will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

Leases

Facilities and equipment are leased under non-cancelable leases expiring on various dates through the year 2011. The Company has one capital lease. As of December 31, 2006, future minimum rental and lease payments for all leases are as follows (in thousands):

Year	Lease Payments
2007	$2,918
2008	2,311
2009	2,001
2010	958
Thereafter	809

Gross lease obligations	$8,997
Less sublease income	(1,736)

Total minimum obligations, net of sublease income	$7,261

Rent expense was approximately $1.2 million, $1.3 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, net of sublease payments.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6. Stockholders’ equity:

Common stock

As of December 31, 2006, NetManage reserved the following shares of authorized but unissued common stock:

Employee stock option plans	3,142,474
Directors’ stock option plan	200,000
Employee stock purchase plan	685,299

Total shares reserved	4,027,773

Stock repurchase plan

Previously, NetManage’s Board of Directors authorized the repurchase of up to 2,142,857 shares of the Company’s common stock from time to time for possible reissue and general corporate purposes. No purchases of the Company’s common stock were made during 2006, 2005, or 2004. During 2003 and 2002 NetManage repurchased 71,931 and 616,401 shares of NetManage common stock, respectively, on the open market at an average purchase price of $2.44 and $3.83 per share, respectively, for a total cost of $0.2 million and $2.4 million respectively.

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

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive, upon exercise of the right, Common Shares having a value equal to two times the exercise price then in effect. The rights expire on May 7, 2009 unless redeemed prior to that date.

7. Stock option, stock purchase plans, and employee benefit plan:

Employee stock option plans

The 1999 Non-Statutory Stock Option Plan was initially adopted by the Board of Directors on October 25, 1999, and amended and restated on April 19, 2002, (the “1999 Plan”). The Board of Directors authorized and reserved for the issuance of 571,429 shares of NetManage common stock. At the Company’s Annual Stockholder’s Meeting on June 15, 2005, a majority of the stockholders of the Company present or represented and entitled to vote approved the following: (i) an increase in the number of shares reserved for issuance under the 1999 Plan by 300,000 shares; and (ii) an extension of the term of the plan to October 25, 2015. NetManage stockholders have authorized and reserved for issuance a total of 871,429 shares under the 1999 Plan. The 1999 Plan provides for the grant of non-qualified stock options to officers and employees in its employ, or in the employ of any subsidiary company, to members of the Board of Directors, and to independent consultants who provide services to the Company, or subsidiary companies. However, not more than 50% of the shares authorized for issuance under the 1999 Plan may be issued pursuant to option grants made to officers or the members of the Board of Directors. The exercise price of the stock options, issued under the 1999 Plan shall not be less than 100% of the fair market value per share (being the closing price of the share on the NASDAQ Global Market). Options granted under the 1999 Plan become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the 1999 Plan is 10 years.

On June 26, 1992, the Board of Directors approved the 1992 Employee Stock Option Plan, (the 1992 Plan). At the Company’s Annual Stockholder’s Meeting, on June 5, 2002, a majority of the stockholders of the Company present or represented and entitled to vote at the Meeting approved the following: (i) an increase in the number of shares reserved for issuance under the 1992 Plan by 214,286 shares; (ii) the addition of an annual share increase provision to the 1992 Plan beginning in the calendar year 2003 and continuing through calendar year 2007; and (iii) an extension of the term of the 1992 Plan to July 22, 2012. As of December 31, 2006, NetManage stockholders had authorized a total of 3,151,857 shares for issuance under the 1992 Plan including 281,681, 275,956, and 261,321 shares authorized for issuance in 2006, 2005, and 2004, respectively. The 1992 Plan provides for the grant of incentive stock options to employees and officers and non-statutory stock options to employees, officers, directors, and consultants. Pursuant to the terms of the 1992 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value (being the closing price of the share on the NASDAQ Global Market) of the common stock on the date of grant (110% of such fair market value in the case of a grant to a holder of more than 10% of the voting power of NetManage’s outstanding capital stock (a 10% stockholder)); the exercise price of non-statutory options may not be less than 85% of such fair market value. Under the 1992 Plan stock options generally vest over a period of four years. The maximum term of a stock option under the 1992 Plan is 10 years (five years in the case of an incentive option granted to a 10% stockholder).

Non-employee directors’ stock option plan

The Directors’ Plan was initially adopted by the Board on July 22, 1993 and amended and restated on April 29, 2003. On May 28, 2003 at the Company’s Annual Stockholder’s Meeting a majority of the stockholders of the Company present or represented and entitled to vote at the meeting approved an increase in the number of shares authorized so that the maximum number of shares of common stock that may be delivered in respect of options granted under the Director’s Plan is 200,000 shares and extended the term of the plan to July 22, 2013.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Directors’ Plan, options may be granted only to non-employee directors of the Company. All option grants will have an exercise price per share of 100% of the fair market value (being the closing price of the share on the NASDAQ Global Market) of the common stock on the date of grant. Options granted under the Directors’ Plan become exercisable at a rate of 25% of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the Directors’ Plan is 10 years.

Employee stock purchase plan

In July 1993, the Company adopted the Employee Stock Purchase Plan (the “Purchase Plan”). On June 5, 2002 at its Annual Meeting of Stockholders’ a majority of the stockholders of the Company present or represented and entitled to vote at the meeting approved the following: (i) an increase in the number of shares reserved for issuance under the Purchase Plan by 214,286 shares, (ii) the addition of the annual share increase provision to the Purchase Plan beginning in the calendar year 2003 and continuing through calendar year 2007, and (iii) an extension of term of the Purchase Plan to April 30, 2012. As of December 31, 2006, NetManage’s stockholders authorized 1,345,856 shares of common stock for issuance under the Purchase Plan including 93,894, 91,985, and 87,107 shares authorized for issuance in 2006, 2005 and 2004, respectively. Effective for the offering period beginning November 1, 2005, under the Purchase Plan, NetManage employees, subject to certain restrictions, may purchase shares of common stock at a price per share that is equal to 95% of the fair market value of the common stock on the last business day of the purchase period. For the years ended December 31, 2006, 2005 and 2004, 6,783, 86,067, and 75,354 shares, respectively, were issued under the Purchase Plan at prices ranging from $4.76 to $5.34, $4.25 to $4.38, and $4.39 to $4.51, respectively.

Effective November 1, 2006, the Company indefinitely suspended the Purchase Plan primarily due to low employee participation resulting from the implementation of the ‘Safe Harbor’ provision of SFAS 123(R). The Company is evaluating the Purchase Plan however no recommendation has been made concerning the continuation of the Purchase Plan.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation

Option activity, including the acquired options, under NetManage’s stock option plans was as follows:

	Options Available	Options Issued & Outstanding	Weighted Average Exercise Price
Balance at January 1, 2004	1,088,488	1,511,139	4.46
Authorized	261,323	—
Granted	(436,652)	436,652	5.88
Exercised	—	(148,788)	4.38
Terminated	202,565	(202,565)	4.80

Balance at December 31, 2004	1,115,724	1,596,438	$4.84
Authorized	575,956	—
Granted	(343,048)	343,048	6.38
Exercised	—	(104,755)	4.40
Terminated	271,837	(271,837)	5.72

Balance at December 31, 2005	1,620,469	1,562,894	$5.05
Authorized	281,683	—
Granted	(331,558)	331,558	5.49
Exercised	—	(122,572)	3.68
Terminated	176,936	(176,936)	5.82

Balance at December 31, 2006	1,747,530	1,594,944	$5.16

Exercisable at December 31, 2004		690,861	$4.65
Exercisable at December 31, 2005		850,215	$4.59
Exercisable at December 31, 2006		973,522	$4.89

The following table summarizes NetManage’s outstanding options as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.05–$4.48	219,334	4.12	$2.19	186,592	$1.91
$4.78–$4.78	558,999	6.96	$4.78	490,981	$4.78
$4.97–$30.84	816,611	8.07	$6.22	295,949	$6.94

$1.05–$30.84	1,594,944	7.14	$5.16	973,522	$4.89

The weighted average fair values of options granted during 2006, 2005 and 2004 were $3.17, $2.29, and $3.27 per share, respectively.

Employee benefit plan

NetManage has an Employee 401(k) Savings Plan, (the 401(k) Plan) established in 1992 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 25% of their eligible pre-tax compensation up to the amount allowable under current income tax regulations. Under the 401(k) Plan NetManage is not required to contribute and has not contributed since inception.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income taxes

The provision (benefit) for income taxes is based upon income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
U.S.	$(2,883)	$1,100	$2,533
Non-U.S.	264	1,781	(1,003)

Income (loss) before income tax provision (benefit)	$(2,619)	$2,881	$1,530

The components of the provision (benefit) for income taxes, net of valuation allowances, are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
U.S.-Federal	$2	$—	$—
U.S.-State	13	(7)	79
Non-U.S.	(98)	(1,823)	27

Total current	(83)	(1,830)	106

Deferred	—	—	—

Provision (benefit) for income taxes	$(83)	$(1,830)	$106

The provision (benefit) for income taxes differs from the amounts that would result by applying the applicable statutory federal income tax rate to income before taxes, as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Provision (benefit) at U.S. federal statutory rate	$(917)	$1,008	$535
U.S. state income taxes, net of U.S. federal tax benefits	13	11	41
Incremental tax (benefit) on non-U.S. operations	(97)	(1,876)	365
Change in valuation allowance	755	(972)	9,680
Tax loss on liquidation	—	—	(10,579)
Nondeductible expenses	—	—	67
Share-based compensation	191	—	—
Other permanent differences	(28)	(1)	(3)

Provision (benefit) for income taxes	$(83)	$(1,830)	$106

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Deferred tax assets:
Deferred revenue recognized currently for tax purposes	$72	$73	$878
Reserves and accruals not currently deductible for tax purposes	570	628	637
Net operating loss carry forwards	60,724	61,024	64,319
Capital loss carry forwards	1,079	—	—
Tax credit carry forwards	3,393	4,113	3,772
Deferred R & D expenses	3,749	5,427	6,031
Basis difference in fixed assets	—	—	—
Amortizable intangibles	2,298	3,278	5,451
Other temporary differences	207	175	197

Total deferred tax asset	72,092	74,718	81,285

Deferred tax liabilities:
Basis difference in fixed assets	(13)	(245)	(424)

Total deferred tax liabilities	(13)	—	(424)

Net total deferred tax asset	72,079	74,473	80,861
Less: Valuation allowance	(72,079)	(74,473)	(80,861)

Net deferred tax asset	$—	$—	$—

The pretax income (loss) from non-U.S. subsidiaries, which is comprised of Canadian, European, Asian, and Latin American operations, was $0.3 million, $(0.1) million and $(1.0) million, in 2006, 2005 and 2004, respectively. Undistributed earnings of NetManage’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, NetManage may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

The income tax benefit of $83,000 for the year ended December 31, 2006 resulted primarily from non-U.S. tax accruals released, foreign tax refunds received, and U.S. state income taxes and non-U.S. taxes not offset by losses. The income tax benefit of $1.8 million for the year ended December 31, 2005 resulted primarily from non-U.S. tax accruals released and foreign tax refunds received. The income tax expense of $106,000 for the year ended December 31, 2004 resulted primarily from U.S. state and non-U.S. taxes not offset by losses.

Currently, management believes it is more likely than not that the net deferred tax asset will not be realized and, accordingly has recorded a valuation allowance for the entire balance. This is due to the history of net operating losses that NetManage has incurred. The amount of the deferred tax asset considered realizable however may change if actual future taxable income differs from estimated amounts.

At December 31, 2006, NetManage had net operating loss carry forwards of approximately $152.7 million and $40.6 million for U.S. federal and U.S. state income tax purposes, respectively, expiring at various dates

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through 2026 and U.S. federal tax credit carry forwards of approximately $1.0 million that expire in various years through 2011. At December 31, 2006, NetManage had non-U.S. net operating loss carry forwards of approximately $42.3 million available to offset future taxable income in several non-U.S. jurisdictions.

In accordance with certain provisions of the Internal Revenue Code, as amended, a change in ownership of greater than 50% of a company within a three year period results in an annual limitation on its ability to utilize its U.S. federal net operating loss carry forward from tax periods prior to the ownership change. Such a change in ownership may have occurred with respect to NetManage or NetManage’s past acquisition of certain companies. Accordingly, NetManage’s net operating losses and credits are subject to these limitations and may expire before utilization.

Included in the above carry forwards are $62.4 million of U.S. federal net operating losses and $0.8 million in U.S. federal tax credit carry forwards that relate to NetManage’s past acquisitions accounted for under the purchase method of accounting. The benefit of such losses and tax credits, if and when realized, will be credited first to reduce to zero any goodwill related to the respective acquisition, second to reduce to zero other non-current intangible assets related to the respective acquisition, and third to reduce income tax expense subject to limitations under the Internal Revenue Code and similar U.S. state provisions. At December 31, 2006, the net carrying amount of goodwill and other non-current intangible assets against which such pre-acquisition tax attributes could be applied is $4.7 million.

During the years ended December 31, 2006, 2005 and 2004, NetManage recognized benefits of $0.1 million, $0.7 million and $0.8 million, respectively from the utilization of worldwide post-acquisition net operating loss carry forwards for which NetManage had previously established a full valuation allowance. Because of the full valuation allowance against the deferred tax assets, the benefit from the utilization of these tax attributes had not been previously recognized.

As of December 31, 2006, the Company had $1.4 million of valuation allowance related to stock option deductions, which, if realized will be accounted for as an addition to equity rather than as a reduction of the provision for taxes.

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

9. Segment information

The Company operates in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company designs, develops, markets and sells software products involving both client-side and server-side solutions. NetManage’s chief operating decision maker is its chief executive officer.

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net revenues:
North America operations	$22,935	$29,224	$34,851
European operations	11,883	13,526	11,929
Latin America operations	319	212	453
Asian operations	424	472	433
Total net revenues	$35,561	$43,434	$47,666

Approximately 80% and 81% of the Company’s net fixed assets are located in North America as of December 31, 2006 and 2005, respectively. Approximately 20% and 19% of the Company’s fixed assets are located in Europe as of December 31, 2006 and 2005, respectively.

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

11. Subsequent event

On February 22, 2007, NetManage restructured its operations to re-align its core business functions and reduce operating expenses. As part of the restructuring, NetManage reduced its workforce by more than 10% and expects to record a restructuring charge to operating expenses in the first quarter of 2007. In accordance with SFAS No. 146 which was adopted effective January 1, 2003, NetManage’s restructuring charge will be recognized when this liability is incurred and will include expenses related to facilities no longer needed for company operations, and employee and other related expenses for employee terminations. NetManage anticipates that the execution of the restructuring actions will be funded from internal operations and existing cash balances.

Quarterly financial data (unaudited)

We have experienced, and expect to experience in future periods, significant fluctuations in operating results that may be caused by many factors, including, among others, those described above within Item 1A—Risk Factors. Our future revenues and results of operations could be subject to significant volatility and may be unpredictable due to shipment patterns typical of the software industry. A significant percentage of our net revenues is generally recognized in the third month of each quarter and tends to occur in the latter half of that month. We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

The following table sets forth unaudited consolidated quarterly financial information for 2006 and 2005. This unaudited information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all normal and reoccurring adjustments necessary for the fair presentation of the information for the periods presented.

2006 Quarter Ended (Unaudited) (in thousands, except per share amounts)

	December 31	September 30	June 30	March 31
Statement of Operations Data:
Net revenues	$8,649	$9,394	$8,990	$8,528
Gross margin	7,424	8,281	7,784	7,530
Loss from operations	(1,395)	(92)	(1,101)	(1,052)
Net income (loss)	$(916)	$33	$(899)	$(754)

Net income (loss) per share, basic	$(0.10)	$0.00	$(0.10)	$(0.08)
Net income (loss) per share, diluted	$(0.10)	$0.00	$(0.10)	$(0.08)

Weighted average common shares, basic	9,498	9,443	9,422	9,393
Weighted average common shares, diluted	9,498	9,728	9,422	9,393

2005 Quarter Ended (Unaudited) (in thousands, except per share amounts)

	December 31	September 30	June 30	March 31
Statement of Operations Data:
Net revenues	$10,699	$9,948	$10,663	$12,124
Gross margin	9,534	8,843	9,493	10,890
Income from operations	852	573	320	688
Net income	$1,604	$1,604	$695	$808

Net income per share, basic	$0.17	$0.17	$0.07	$0.09
Net income per share, diluted	$0.17	$0.17	$0.07	$0.08

Weighted average common shares, basic	9,387	9,341	9,301	9,221
Weighted average common shares, diluted	9,578	9,598	9,705	9,708

Item 9—Changes in and disagreements with accountants on accounting and financial disclosure

None

Item 9A—Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this filing, we performed an evaluation under the supervision and with the participation of NetManage’s management, including NetManage’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of NetManage’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended,

NETMANAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or the Exchange Act. An internal control system is designed to provide reasonable, but not absolute, assurance that the objectives of the control system are met, including, but not limited to, ensuring that transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported. Following that evaluation, NetManage’s management, including the Chief Executive Officer and Acting Chief Financial Officer, concluded that based on the evaluation, the design and operation of NetManage’s disclosure controls and procedures were not effective at that time to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles due to the material weakness described below.

Accounting principles generally accepted in the United States of America and the reporting requirements of the Securities and Exchange Commission are complex and require an appropriate level of expertise and experience within the accounting and finance function to facilitate accurate and timely financial reporting. NetManage has experienced the loss of key personnel in the finance and accounting department during fiscal 2006. As a result, the demands on NetManage’s existing resources have increased at a time when the number of individuals available to review and supervise the financial closing process has decreased. This control deficiency could result in a misstatement of our financial statements that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation actions in process

NetManage is actively seeking replacements for the key personnel lost in the finance and accounting departments during fiscal 2006 and anticipates that the issues raised will be resolved by the end of the second quarter 2007.

Changes in internal controls

As indicated on the cover page of this report, NetManage is not an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act as determined on June 30, 2006, based on the Company’s market capitalization as of that date. NetManage will be required to include in its periodic filings under the Exchange Act the disclosures contemplated by Section 404 of the Sarbanes-Oxley Act beginning with its Annual Report on Form 10-K for the year ending December 31, 2007. Section 404 will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective. As a non-Accelerated Filer, NetManage will not be required to provide a statement that the Company’s registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting until December 31, 2008.

Other than the material weakness described above, there have been no changes in our internal controls during the Company’s most recent fiscal year covered by this report, or in other factors that could affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the Company’s most recent fiscal year covered by this report.

Item 9B—Other Information

None

PART III

Item 10—Directors and executive officers of the registrant

Our definitive 2007 Proxy Statement will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders. Certain information required by this item is incorporated by reference from the information contained in the Proxy Statement under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management—Compliance with the Reporting Requirements of Section 16(a)”.

Reference is made to the information regarding executive officers appearing in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Item 11—Executive compensation

The information required by this item is incorporated herein by reference from the information contained in the 2007 Proxy Statement under the caption “Executive Compensation”.

Item 12—Security ownership of certain beneficial owners and management and related stockholder matters

The information required by this item is incorporated herein by reference from the information contained in our 2007 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees”.

Item 13—Certain relationships and related transactions

The information required by this item is incorporated herein by reference from the information contained in our 2007 Proxy Statement under the caption “Certain Transactions”.

Item 14—Principal accountant fees and services

The information required by this item is incorporated herein by reference from the information contained in the 2007 Proxy Statement under the caption “Fees paid to Deloitte & Touche LLP during 2006”.

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

(b) Exhibits

See Item 15(a)(3) of this Annual Report.

(c) Financial Statement Schedule

See Item 15 (a)(2) of this Annual Report.

NETMANAGE, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Revenues, Costs or Expenses	Additions, Deductions and Write-Offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2004:
Allowance for doubtful accounts and sales returns	$922	$326	$(365)	$883
Year ended December 31, 2005:
Allowance for doubtful accounts and sales returns	$883	$(240)	$(384)	$259
Year ended December 31, 2006:
Allowance for doubtful accounts and sales returns	$259	$(123)	$(12)	$124

	Balance at Beginning of Period	Reserve Provided	Reserve Utilized	Additions/ Deduction	Balance at End of Period
	(in thousands)
FTP Restructuring Reserve
Year ended December 31, 2004	$313	$—	$(128)	$184	$369
Year ended December 31, 2005	$369	$—	$(170)	$120	$319
Year ended December 31, 2006	$319	$—	$(161)	$174	$332
Wall Data and Simware Restructuring Reserve
Year ended December 31, 2004	$104	$—	$(104)	$—	$—
NetManage Restructuring Reserve (August 2002)
Year ended December 31, 2004	$830	$—	$(740)	$(50)	$40
Year ended December 31, 2005	$40	$—	$(49)	$9	$—
NetManage Restructuring Reserve (January 2003)
Year ended December 31, 2004	$546	$34	$(97)	$(196)	$287
Year ended December 31, 2005	$287	$—	$(56)	$(187)	$44
Year ended December 31, 2006	$44	$—	$(26)	$7	$25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April 2007.

NETMANAGE, INC.

By:	/s/ ZVI ALON
Zvi Alon Chairman of the Board, President, Chief Executive Officer, and Acting Chief Financial Officer (On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZVI ALON Zvi Alon	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer	April 2, 2007

/s/ JOHN BOSCH John Bosch	Director	April 2, 2007

/s/ UZIA GALIL Uzia Galil	Director	April 2, 2007

/s/ SHELLEY HARRISON Shelley Harrison	Director	April 2, 2007

/s/ DARRELL MILLER Darrell Miller	Director	April 2, 2007

/s/ ABRAHAM OSTROVSKY Abraham Ostrovsky	Director	April 2, 2007

/s/ HARRY SAAL Harry Saal	Director	April 2, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation, Syzygy Communications, Inc. and the Designated Shareholders, dated October 16, 1995.(1)

2.2	Agreement and Plan of Reorganization among the Registrant, NetManage Acquisition Corporation and AGE Logic, Inc., dated November 17, 1995.(1)

2.3	Stock Purchase Agreement by and among the Registrant, Network Software Associates, Inc. a California corporation, NetSoft, a California corporation, holders of securities of NSA and holders of securities of NetSoft, dated as of July 8, 1997.(2)

2.4	Agreement and Plan of Reorganization by and among the Registrant, Amanda Acquisition Corp. and FTP Software, Inc., dated as of June 15, 1998, as amended as of June 30, 1998 and July 14, 1998.(3)

2.5	Acquisition Agreement by and among Registrant, NetManage Bid Co., Preston Delaware Acquisition Corporation and Simware Inc., dated as of September 26, 1999.(4)

2.6	Agreement and Plan of Merger by and among Registrant, NetManage Acquisition Corporation and Wall Data Incorporated, dated October 20, 1999.(5)

2.7	Stock Purchase Agreement by and among the Registrant, Librados, Inc., a Delaware corporation, and holders of securities of Librados, Inc., dated as of September 22, 2004.(6)

3.1	Certificate of Incorporation of the Registrant.(7)

3.2	Restated Certificate of Incorporation of the Registrant filed June 9, 2004.(8)

3.3	Amended and Restated Bylaws of NetManage, Inc.

4.1	Form of Common Stock certificate.(7)

4.2	Preferred Shares Rights Agreement, among the Registrant and the parties named therein, dated as of July 24, 1993 as amended May 7, 1999.(7)

4.3	Form of Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock.(7)

4.4	Form of Rights Certificate.(9)

4.5	Registration Rights Agreement by and among the Registrant, and holders of securities of Librados, Inc. dated October 22, 2004 (6)

10.1	Form of Indemnity Agreement entered into among the Registrant and our directors and officers.(13)

10.2*	Registrant’s 1992 Stock Option Plan, as amended and restated, including forms of option agreements.(10)

10.3*	Registrant’s 1993 Non-Employee Directors Stock Option Plan, as amended, including form of option agreements.(10)

10.4*	Registrant’s 1993 Employee Stock Purchase Plan, as amended and restated, including form of offering document.(10)

10.5	Lease between the Registrant and Stevens Creek Office Center Associates, dated June 15, 2004 (6)

10.6	Agreement between NetManage, Ltd., Elron Electronic Industries, Ltd., and NetVision, Ltd., dated July 1, 1995.(7)

10.7*	Registrant’s 1999 Non-Statutory Stock Option Plan, including form of option agreements.(11)

10.8	Independent Services Agreement by and between NetManage, Inc. and Dr. Shelley Harrison dated May 28, 2003.(12)

Exhibit Number		Exhibit Title
14.1		Code of Business Conduct

21.1	**	Subsidiaries of the Registrant

23.1	**	Consent of Deloitte & Touche LLP

31.1	**	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-K for the year ended December 31, 1995.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated July 29, 1997.
(3)	Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in the Form S-4.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated December 23, 1999.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K dated January 12, 2000.
(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004.
(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Registration Statement on Form S-1 (No. 33-66460) dated July 24, 1993, as amended, which became effective September 20, 1993.
(8)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Form S-8 Registration Statement filed on April 9, 2003.
(10)	This exhibit shall not be considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be considered incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(11)	Incorporated by reference to the exhibits filed with the Registrants Form 10-K dated March 30, 2000.
(12)	Incorporated by reference to the exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2003.
(13)	Incorporated by reference to the exhibits filed with the Registrants Solicitation/Recommendation Statement on Schedule 14D-9 dated January 4, 2007.
*	Employee Benefit Plan
**	Filed herein