Form 10-Q
period 2007-03-31
NETMANAGE INC
filed 2007-05-21
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of registrant’s common stock outstanding as of May 17, 2007: 9,560,815

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

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,588	$8,306
Short-term investments	21,322	19,740
Accounts receivable, net of allowances of $180 and $124, respectively	5,408	10,186
Prepaid expenses and other current assets	1,322	1,369

Total current assets	35,640	39,601

Property and equipment, at cost:
Computer software and equipment	1,854	1,637
Furniture and fixtures	2,804	2,805
Leasehold improvements	421	813

	5,079	5,255
Less-accumulated depreciation and amortization	(3,170)	(3,012)

Net property and equipment	1,909	2,243

Goodwill	3,648	3,648
Other intangible assets, net	1,002	1,099
Long-term investments	—	600
Other assets	148	162

Total assets	$42,347	$47,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,493	$1,587
Accrued liabilities	2,385	2,059
Accrued payroll and related expenses	2,170	2,396
Deferred revenue	14,296	15,927
Income taxes payable	35	245

Total current liabilities	20,379	22,214

Long-term liabilities:
Deferred revenue	2,596	3,320
Long-term income taxes payable	190	—
Other long-term liabilities	1,324	642

Total long-term liabilities	4,110	3,962

Total liabilities	24,489	26,176

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value - Authorized - 1,000,000 shares. No shares issued and outstanding.	—	—
Common stock, $0.01 par value - Authorized - 36,000,000 shares. Issued - 11,619,681 and 11,595,555 shares, respectively. Outstanding - 9,542,833 and 9,518,707 shares, respectively.	116	116
Treasury stock, at cost - 2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	183,195	182,945
Accumulated deficit	(140,799)	(137,243)
Accumulated other comprehensive loss	(3,850)	(3,837)

Total stockholders’ equity	17,858	21,177

Total liabilities and stockholders’ equity	$42,347	$47,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues:
License fees	$1,770	$2,723
Services	5,914	5,805

Total net revenues	7,684	8,528

Cost of revenues:
License fees	270	200
Services	760	728
Amortization of developed technology	81	70

Total cost of revenues	1,111	998

Gross margin	6,573	7,530

Operating expenses:
Research and development	1,738	1,853
Sales and marketing	5,042	4,971
General and administrative	1,466	1,689
Restructuring charge (benefit)	2,196	(36)
Amortization of intangible assets	15	105

Total operating expenses	10,457	8,582

Loss from operations	(3,884)	(1,052)
Interest income (expense) and other, net	302	308
Foreign currency transaction gain (loss)	63	(3)

Loss before income taxes	(3,519)	(747)
Provision for income taxes	37	7

Net loss	$(3,556)	$(754)

Net loss per share:
Basic	$(0.37)	$(0.08)
Diluted	$(0.37)	$(0.08)
Weighted average common shares:
Basic	9,540	9,393
Diluted	9,540	9,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net loss	$(3,556)	$(754)
Other comprehensive loss:
Foreign currency translation adjustments, net	(13)	12

Total comprehensive loss	$(3,569)	$(742)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,556)	$(754)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	337	462
Loss (gain) on disposal of property, plant and equipment	208	24
Provision for doubtful accounts and returns	85	(48)
Share-based compensation expense	182	127
Changes in operating assets and liabilities:
Accounts receivable	4,729	5,938
Prepaid expenses and other current assets	51	41
Other assets	8	21
Accounts payable	(92)	(271)
Accrued liabilities, payroll and payroll-related expenses	64	(1,158)
Deferred revenue	(2,323)	(1,576)
Income taxes payable	(20)	(130)
Other long-term liabilities	681	(85)

Net cash provided by operating activities	354	2,591

Cash flows from investing activities:
Purchases of short-term investments	(13,223)	(3,300)
Proceeds from sales and maturities of short-term investments	12,248	4,413
Purchases of property and equipment	(114)	(85)
Other	—	49

Net cash provided by (used in) investing activities	(1,089)	1,077

Cash flows from financing activities:
Proceeds from sale of common stock	68	46

Net cash provided by financing activities	68	46

Effect of exchange rate changes on cash	(51)	44

Net increase (decrease) in cash and cash equivalents	(718)	3,758
Cash and cash equivalents, beginning of period	8,306	7,530

Cash and cash equivalents, end of period	$7,588	$11,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial data:

The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. and subsidiaries (the “Company” or “NetManage”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2007 could differ materially from those reported in this quarterly report on Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. The financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007 and as amended on April 30, 2007.

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

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three month periods ended March 31, 2007 and 2006.

Total comprehensive loss is comprised of net loss and other comprehensive earnings (losses) such as foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.

Cash and cash equivalents

Cash and cash equivalents includes all money deposited with financial institutions that can be withdrawn without notice and all short-term, highly liquid investments that are readily convertible to cash.

Investments

The Company accounts for its investments under the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company’s investments are classified as either available-for-sale or held-to-maturity securities. All available-for-sale securities are reported at fair value and held-to-maturity investments are valued using the amortized cost method. For available-for-sale securities, any unrealized gains and losses, net of tax, are reported in the condensed consolidated balance sheet as “Accumulated other comprehensive loss.”

The following table summarizes the Company’s cash, cash equivalents and short-term investments as of March 31, 2007 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$7,588	$—	$—	$7,588

Total cash and cash equivalents	$7,588	$—	$—	$7,588

Held-to-maturity investments:
Corporate bonds	$16,125	$5	$(9)	$16,121
Taxable municipal bonds	2,175	—	(4)	2,171
Government bonds	3,000		—	3,000
Time deposits	22	—	—	22
Restricted cash deposits	78	—	—	78

Total investments	21,400	5	(13)	21,392
Less amounts classified as other assets	(78)	—	—	(78)

Total short-term investments	$21,322	$5	$(13)	$21,314

The following table summarizes the Company’s cash, cash equivalents, short-term and long-term investments as of December 31, 2006 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$7,840	$—	$—	$7,840
Cash equivalents	466	—	—	466

Total cash and cash equivalents	$8,306	$—	$—	$8,306

Held-to-maturity investments:
Corporate bonds	$17,555	$2	$(6)	$17,551
Taxable municipal bonds	2,073	—	(3)	2,070
Government bonds	200		—	200
Commercial paper	495	—	—	495
Time deposits	17	—	—	17
Restricted cash deposits	90	—	—	90

Total investments	20,430	2	(9)	20,423
Less amounts classified as other assets	(90)	—	—	(90)
Less amounts classified as long-term investments	(600)	—	—	(600)

Total short-term investments	$19,740	$2	$(9)	$19,733

The contractual maturity dates for held-to-maturity securities as of March 31, 2007 are all within one year.

Property and equipment

Property and equipment are recorded at cost. Improvements, renewals and extraordinary repairs that extend the lives of the asset are capitalized; other repairs and maintenance are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Classification	Life
Computer software and equipment	2 to 3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful life

Depreciation and amortization expense for the three month periods ended March 31, 2007 and 2006 was $0.2 million and $0.3 million, respectively.

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

Goodwill and other assets with indefinite lives are not amortized but are reviewed for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. NetManage performs an annual impairment review during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2007	December 31, 2006
Carrying amount of:
Developed technology	$1,535	$1,535
Trade names	300	300

Gross carrying amount of other intangible assets	$1,835	$1,835
Less accumulated amortization:
Developed technology	(688)	(606)
Trade names	(145)	(130)

Net carrying amount of other intangible assets	$1,002	$1,099

The remaining net carrying amount of other intangible assets is expected to be amortized as follows (in thousands):

Year	Amortization Expense
Remainder of 2007 (nine months)	$289
2008	385
2009	328

$1,002

The aggregate amortization expense for the three month periods ended March 31, 2007 and 2006, respectively, was $0.1 million and $0.2 million, respectively.

Accrued liabilities

Accrued liabilities at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

Description	March 31, 2007	December 31, 2006
Current restructuring (see Note 3)	$1,169	$60
Other accruals	1,216	1,999

Total accrued liabilities	$2,385	$2,059

Long-term liabilities

Long-term liabilities at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

Description	March 31, 2007	December 31, 2006
Long-term restructuring (see Note 3)	$1,007	$297
Long-term other	317	345

Other long-term liabilities	1,324	642
Long-term income taxes payable	190	—
Long-term deferred revenue	2,596	3,320

Total long-term liabilities	$4,110	$3,962

Concentrations of credit risk

Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash investments and trade receivables. NetManage has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. No single customer accounted for more than 10% of accounts receivable as of March 31, 2007 and December 31, 2006. There were no customers that accounted for more than 10% of consolidated revenues in the three month periods ended March 31, 2007 and 2006.

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

For the three month periods ended March 31, 2007 and 2006, potentially dilutive securities, consisting of applicable stock options, are as shown in the following table. In the period in which a net loss is recorded, the potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

	Three Months Ended March 31,
	2007	2006
Potentially dilutive shares (in thousands)	270	347

The following table sets forth the computation of basic and diluted net income (loss) per share for the three month periods ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net loss	$(3,556)	$(754)

Shares used to compute basic net loss per share	9,540	9,393
Potentially dilutive shares used to compute net loss per share on a diluted basis	—	—

Shares used to compute diluted net loss per share	9,540	9,393
Net loss per share:
Basic	$(0.37)	$(0.08)
Diluted	$(0.37)	$(0.08)

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

NetManage recognizes revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a software key has been transmitted to the customer.

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

At the time of the transaction, the Company assesses whether the fee associated with a revenue transaction is fixed or determinable and whether or not collection is reasonably assured. NetManage assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after its normal payment terms, the Company accounts for the fee as not being fixed or determinable. In these cases, the Company recognizes revenue as the fees become due if the customer is credit-worthy or upon receipt of payment if the customer is not credit-worthy.

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

For arrangements with multiple elements (for example, undelivered maintenance and support), the Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. This means that revenue is deferred from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to other customers or upon renewal rates quoted in the sales contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Service revenues are derived from providing customers with software updates for existing software products, user documentation and technical support under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services, determined based on VSOE of fair value, is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and collection is deemed probable. To date, consulting revenue has not been significant.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). NetManage adopted FIN 48 on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, we recognized a $23.1 million decrease in the deferred tax assets for unrecognized tax benefits related to tax positions taken in prior periods. This amount was fully offset by a valuation allowance. As such, this decrease has no impact to retained earnings in accordance with the provisions of FIN 48. At the adoption date, we had $24.1 million of unrecognized tax benefits, of which $24.0 million would affect our effective tax rate if recognized, without consideration of the related valuation allowance previously recorded. The Company did not recognize any adjustment to reserves for uncertain tax positions as a result of the implementation of FIN 48. Additionally, we reclassified $178,000 from current taxes payable to long-term taxes payable as of the adoption date. During the first quarter of 2007, our FIN 48 reserve increased by $14,000, including $1,000 of accrued interest. The Company does not anticipate any additional unrecognized tax benefits in the next twelve months that would result in a material change to its financial position.

During the first quarter of 2007 we recognized a $161,000 decrease in the deferred tax assets for unrecognized tax benefits related to tax positions taken in current period. This amount was fully offset by a valuation allowance.

The Company includes interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. The Company had $11,000 of accrued interest at December 31, 2006.

Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdictions are the U.S., Canada, and Israel. Our 1998-2006 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2002-2006 tax years remain subject to examination by the appropriate governmental agencies for Canada and Israel tax purposes.

Share-based compensation

The fair value of the Company’s stock options granted to employees for the three month periods ended March 31, 2007 and 2006, respectively, was estimated using the following weighted-average assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expected Term	5.96 years	5.96 years
Volatility	50.96 – 52.03%	57.00 –59.48%
Risk-free interest rate	4.53 – 4.81%	4.36 – 4.81%
Dividend yield	0.00%	0.00%
Weighted average fair value (per share)	$2.90	$3.49

Share-based compensation expense

Cost of revenues and operating expenses for the three month periods ended March 31, 2007 and 2006, respectively includes share based compensation related to the adoption of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)).

The following table shows total share-based compensation expense included in the Condensed Consolidated Statement of Operations for the three month periods ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cost of revenues:
License fees	$3	$2
Services	13	8

Additional expense recorded as cost of revenues	16	10

Operating expenses:
Research and development	53	36
Sales and marketing	95	56
General and administrative	18	25

Additional expense recorded as operating expenses:	166	117

Additional expense recorded in loss from operations:	$182	$127

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At March 31, 2007 the total compensation cost related to unvested share-based awards granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $0.9 million, net of estimated forfeitures of $0.8 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock options and awards activity

The following is a summary of option activity for our stock option plans for the three month period ended March 31, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,595	$5.16
Granted	13	5.34
Exercised	(24)	2.80
Forfeitures and cancellations	(78)	6.00

Outstanding at March 31, 2007	1,506	$5.16	6.88	$890

Vested and expected to vest at March 31, 2007	1,387	$5.13	0.25	$873

Exercisable at March 31, 2007	1,024	$4.98	6.18	$814

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for the 1.0 million exercisable options where the market price was higher than the exercise price at March 31, 2007.

The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of the option exercise, was $62,734 and $11,320, respectively, for the three month periods ended March 31, 2007 and 2006, respectively.

Recent accounting pronouncements

In February 2007, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, on its results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS 157 does not require any new fair value measurements but simply eliminates inconsistencies in guidance as found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 however earlier adoption is permitted, provided the Company has not yet issued financial statements, including interim periods, for that fiscal year. The Company is evaluating the requirements of SFAS 157 but does not expect that the adoption of SFAS 157 will have a significant impact on its condensed consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the Company to recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 on January 1, 2007. Upon implementing FIN 48 and performing the analysis, the Company did not recognize any increase or decrease to reserves for uncertain tax positions.

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

On February 22, 2007, the Company implemented a restructuring of operations designed to align its business units with its core business functions, to relocate certain of its functional operations, and to reduce operating expenses. As part of the restructuring, the Company reduced its workforce in excess of 10% and recorded a $2.0 million charge to operating expenses in the first quarter of 2007. The distribution of this reduction in workforce is as follows:

Terminations
Services	2
Research and development	14
Sales and marketing	6
General and administrative	2

Total	24

The restructuring charge included approximately $1.0 million of expenses related to facilities no longer needed as of March 31, 2007 for company operations and $1.0 million of employee and other-related expenses for employee terminations. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $2.3 million including $0.3 million that will be recorded as restructuring expense in the second quarter of 2007. These restructuring costs are expected to be funded from internal operations and existing cash balances. As of March 31, 2007, the Company had incurred costs totaling $0.1 million related to the restructuring, which required $0.1 million in cash expenditures. The remaining reserve related to this restructuring is approximately $1.7 million of which $1.1 million is included in accrued liabilities and $0.6 million is included in long-term liabilities.

The following table lists the components of the February 2007 restructuring reserve for the three month period ended March 31, 2007 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2006	$—	$—	$—
Initial reserve established	979	994	1,973
Reserve utilized in three months ended March 31, 2007	(88)	(208)	(296)

Balance at March 31, 2007	$891	$786	$1,677

On January 31, 2003, the Company announced a restructuring of its operations in response to the sluggish North America and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses and initially recorded $3.2 million in restructuring charges to its operating expenses. The Company subsequently recorded a reduction to the restructuring charge of $0.3 million primarily related to a sublease in Ottawa, Canada and for employee severance costs in Europe. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $2.9 million, which is expected to be funded from operations and existing cash balances. In the three month period ended March 31, 2006, the Company recorded an increase in the restructuring charge of $7,000 as an adjustment to the expected facility obligations in Ottawa, Canada. As of March 31, 2007, the Company had incurred net costs totaling $2.9 million related to the restructuring, which has required $2.8 million in cash expenditures. The remaining reserve related to this restructuring is $21,000 and is included in accrued liabilities as March 31, 2007.

The following table lists the components of the January 2003 restructuring reserve for the three month period ended March 31, 2007 (in thousands):

Excess Facilities
Balance at December 31, 2006	$25
Change in estimate recorded in restructuring charge in the three month period ended March 31, 2007	—
Reserve utilized during the three month period ended March 31, 2007	(4)

Balance at March 31, 2007	$21

In August 1998, following the acquisition of FTP Software Inc. (FTP), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. For the three month period ended March 31, 2007, the Company recorded a change in estimate of $223,000. The change in estimate is composed of adjustments to expected lease, sublease and associated obligations related to the Birmingham, U.K. facility and related foreign exchange adjustments on the long-term lease commitments and related sublease income. The remaining reserve related to this restructuring at March 31, 2007 is $477,000 of which $82,000 is included in accrued liabilities and $395,000 is included in long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the three month period ended March 31, 2007 (in thousands):

Excess Facilities
Balance at December 31, 2006	$332
Change in estimate recorded in restructuring charge in the three month period ended March 31, 2007	223
Reserve utilized during the three month period ended March 31, 2007	(77)

Balance at March 31, 2007	$478

4. Segment information

The Company operates in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company designs, develops, markets and sells software products involving both client-side and server-side solutions. NetManage’s chief operating decision maker is its chief executive officer. The Company has operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 38% and 33% for each of the three month periods ended March 31, 2007 and 2006, respectively.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months ended March 31,
	2007	2006
Net revenues:
North America operations	$4,743	$5,756
European operations	2,696	2,552
Latin America operations	73	124
Asian operations	172	96

Total net revenues	$7,684	$8,528

5. Commitments and contingencies:

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

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company has a single capital equipment lease. As of March 31, 2007, future minimum rental and lease payments, primarily for facilities net of any sublease income, under non-cancelable operating and capital leases are as follows (in thousands):

	Amount of commitment expiration per period
	Total	Less Than 12 Months	13-24 Months	25-36 Months	More Than 36 Months
Capital lease	$23	$7	$7	$7	$2
Operating leases	6,841	2,388	2,009	1,502	942

Total	$6,864	$2,395	$2,016	$1,509	$944

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

We believe that our customers require a single set of solutions that address the traditional need for host access combined with the need for the presentation of existing corporate systems with a Web application look and feel, along with the delivery of existing corporate processes and transactions as reusable programmatic components such as Web services. In assessing the change in the marketplace, we have focused on assisting our customers as they transition from traditional host access to newer software solutions that allow them to better Web enable and integrate applications and data more cost effectively. Several technologies are employed to provide these solutions and include traditional thick client or desktop solutions; thin client or browser-based solutions; zero footprint or server-based solutions and application adapter or connector technologies. Within this marketplace, we believe the trend is away from desktop solutions and toward zero footprint solutions. We believe this movement is primarily driven by a desire to reduce the total cost of ownership associated with deploying and maintaining older technology. We also believe that a major element of our customer base will deploy a mixture of all types of solutions. We believe that our products, specifically our OnWeb integration products, are differentiated from competitive products in two main areas:

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

We have a direct sales force of approximately 49 quota-carrying salespeople who generate the majority of our net revenues. Not all customers buy directly from us and many of our customers choose to place their orders through one of our channel partners because of pre-existing relationships they may have with them. We believe additional growth opportunities exist through indirect channels and further development of those channels is a priority for us. We also license our Librados adapters to independent software vendors (ISVs) for inclusion in their product or service offerings. We believe sales to ISVs will increase sales in the future but may fluctuate from quarter to quarter.

Developing and marketing innovative products is critical to our ongoing success. Time to market pressures also require us to regularly evaluate technology acquisitions that we believe will expand or enhance our existing product offering. We have acquired a number of companies since our inception and expect that we may make acquisitions in the future.

Results of operations

We have three main products: RUMBA (including ViewNow products) - connectivity software designed to connect PCs to IBM mainframe and iSeries systems and UNIX host systems; OnWeb - highly scalable server-based solutions designed to allow customers to leverage their existing enterprise applications, information, and business processes for new presentation methods and integration projects; and Librados - a range of high performance and highly scalable application and technology adapters for Java-based application servers. The Librados adapters are available for a range of enterprise applications such as SAP, PeopleSoft, JD Edwards, Siebel and Oracle, amongst others, for a range of databases including Oracle, Informix, IBM DB2 and Sybase and for a range of technology connections including support for Electronic Data Interchange (EDI) standards. The RUMBA product line is the Company’s most mature product line. Our strategy is to help customers migrate from our older product offerings to our newer solutions, OnWeb and Librados, which we believe have greater growth potential.

Our revenues have declined over the past five years. This decline has resulted, in part, from our successful efforts to migrate customers from our RUMBA products to our OnWeb and Librados products which typically have lower price points. The number of end-user licenses sold with server products, such as OnWeb, is also lower than the number of end-user licenses represented by desktop products, such as RUMBA. To date, this transition has contributed to the decline in license and maintenance revenues from our RUMBA products at a faster rate than the growth rate of revenue from our OnWeb and Librados products. We expect our newer products to represent an increasing percentage of net revenues in the future.

On February 22, 2007, we implemented a restructuring of operations designed to align our business units with our core business functions, to relocate certain of our functional operations, and to reduce our operating expenses. As part of the restructuring, we reduced our workforce in excess of 10% and recorded a $2.0 million charge to operating expenses in the first quarter of 2007. The restructuring charge included approximately $1.0 million of expenses related to facilities no longer needed for company operations and $1.0 million of employee and other-related expenses for employee terminations.

Three months ended March 31, 2007 compared to March 31, 2006 (in thousands):

	Three months ended March 31,
	2007	2006	Change
Net revenues
License fees	$1,770	$2,723	$(953)	-35%
Services	5,914	5,805	109	2%

Total net revenues	7,684	8,528	(844)	-10%
As a percentage of net revenues:
License fees	23.0%	31.9%
Services	77.0%	68.1%

Total net revenues	100.0%	100.0%
Gross margin - license fees	$1,500	$2,523	$(1,023)	-41%
Gross margin - services	5,154	5,077	77	2%
Gross margin - amortization of developed technology	(81)	(70)	(11)	16%

Total gross margin	$6,573	$7,530	$(957)	-13%
As a percentage of net revenues:
Gross margin - license fees	19.5%	29.6%
Gross margin - services	67.1%	59.5%
Gross margin - amortization of developed technology	-1.1%	-0.8%

Total gross margin	85.5%	88.3%
Research and development	$1,738	$1,853	$(115)	-6%
As a percentage of net revenues:	22.6%	21.7%
Sales and marketing	$5,042	$4,971	$71	1%
As a percentage of net revenues:	65.6%	58.3%
General and administrative	$1,466	$1,689	$(223)	-13%
As a percentage of net revenues:	19.1%	19.8%
Restructuring charge	$2,196	$(36)	$2,232	-6,200%
As a percentage of net revenues:	28.6%	-0.4%
Amortization of intangibles	$15	$105	$(90)	-86%
As a percentage of net revenues:	0.2%	1.2%
Interest income (expense) and other, net	$302	$308	$(6)	-2%
As a percentage of net revenues:	3.9%	3.6%
Foreign currency transaction loss	$63	$(3)	$66	-2,200%
As a percentage of net revenues:	0.8%	-0.0%
Provision for income taxes	$37	$7	$30	-429%
As a percentage of net revenues:	N/A (1)	N/A (1)
Net loss	$(3,556)	$(754)	$(2,802)	372%
As a percentage of net revenues:	-46.3%	-8.8%

(1)	The effective tax rates for the three month periods ended March 31, 2007 and 2006 were less than 1% due to the consolidated tax loss position.

Net revenues

Total net revenues decreased 10% for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease in total net revenues resulted from a decline in license fees of $953,000, or 35%, partially offset by a 2% or $109,000 increase in services revenues. License fees represented 23% of our total net revenues in the first quarter of 2007 compared to 32% of total net revenues in the first quarter of 2006. The decrease in our license fees for the three months ended March 31, 2007 relative to the same period in 2006 was primarily the result of customers choosing to defer purchases for budgetary reasons.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 38% and 33% for each of the three month periods ended March 31, 2007 and 2006, respectively.

No customer accounted for more than 10% of net revenues in either of the three month periods ended March 31, 2007 and 2006. Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and license fees in any quarter are substantially dependent on orders booked in that quarter.

Gross margin

Gross margin decreased $1.0 million, or 13% for the three month period ended March 31, 2007 as compared to the same period in 2006. The decrease was primarily due to the $1.0 million reduction in license fees offset in part by the increase in services revenues. Total gross margin as a percentage of net revenues decreased to 86% for the three month period ended March 31, 2007 from 88% for the same period in 2006. The decrease in gross margin is due to the decrease in net revenues of $0.8 million and increases in cost of license of $0.1 million and in the cost of services and amortization of developed technology of $0.1 million for the three month period ended March 31, 2007 as compared to the same period in 2006. These increases are comprised of additional royalty fee costs, amortization costs, and consulting expenses offset in part by reductions in salaries and benefits and corporate allocations.

Gross margin on license fees as a percentage of license fees are 85% and 93% for the three month periods ended March 31, 2007 and 2006, respectively. The change is primarily due to a reduction in license fees of $1.0 million and an increase in the cost of license fees of $0.1 million. Gross margin on services as a percentage of services revenues was 87% for both of the three month periods ended March 31, 2007 and 2006

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R & D expenses decreased by $115,000, or 6% for the three month period ended March 31, 2007 from the comparative period in 2006. The decrease in expense results from lower salary and benefits due to a reduction in headcount in the first quarter of 2007 as a result of restructuring activities and lower corporate allocations.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in the three month periods ended March 31, 2007 or 2006.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales personnel, salaries and benefits of marketing personnel, travel, advertising and promotional expenses, and occupancy and related costs. Sales and marketing expenses increased $71,000, or 1% for the three month period ended March 31, 2007 from the comparative period in 2006. The increase in expense for the three months ended March 31, 2007 from the comparative period in 2006 is primarily the result of increases in salary and benefits, corporate allocations, bad debt expense and share-based compensation expense offset by decreases in commission consulting, and recruiting expenses.

General and administrative

General and administrative, or G & A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. G & A expenses decreased $223,000, or 13% for the three month period ended March 31, 2007 from the comparative period in 2006. The decrease in expense resulted primarily from reductions in salary and benefits, share-based compensation expense, and corporate allocations on a reduction in headcount of 4 individuals offset in part by increased professional service and consulting expenses.

Restructuring charges

Restructuring charges consist of charges recorded for the restructuring event implemented in February 2007 to align our core business functions, to relocate certain operations and to reduce operating expenses. Restructuring charges also include adjustments to the estimated cost of restructuring activities made in previous periods. The restructuring charges for the three month period ended March 31, 2007 includes $2.0 million for the February 2007 restructuring activity and is composed of $1.0 million for facility costs and $1.0 million in personnel costs. We also recorded a $0.2 million adjustment related to the change in estimate for future sublease obligations primarily associated with our Birmingham, U.K. facility and to the effect of fluctuations in exchange rates on the underlying currencies in which those obligations are denominated. For the three month period ended March 31, 2006, we recorded a restructuring benefit of $36,000 for adjustments to restructuring reserves related to our Canadian and UK facilities.

Amortization of other intangible assets

Amortization expense was $15,000 and $105,000 for the three month periods ended March 31, 2007 and 2006, respectively. For the three month period ended March 31, 2006, amortization expense included $90,000 for non-compete contracts and $15,000 for trade names. The non-compete intangible asset was fully amortized in the fourth quarter of 2006 and as a result the three month period ended March 31, 2007 includes only amortization of trade names. Amortization of this intangible is recorded on a straight-line basis over an estimated useful life of five years.

Interest income (expense) and other, net

Interest income (expense) and other, net was $302,000 and $308,000 for the three month periods ended March 31, 2007 and 2006, respectively. Our interest income increased in the three month periods ended March 31, 2007 as compared to the same period in 2006 as a result of investing a larger proportion of our cash in interest bearing securities at higher average rates. We also recorded other income of $1,000 and $115,000, for the three month periods ended March 31, 2007 and 2006, respectively. The $1,000 is for to the recovery of abandoned property and while the $115,000 is composed of gains received on certain non-operating net assets. The following table identifies the components of our interest income (expense) and other, net for the three month periods ended March 31, 2007 and 2006, respectively (in thousands):

	Three months ended March 31,
	2007	2006
Interest income (expense)
On cash and investments	314	195
Interest expense	(13)	(2)
Other income (expense)	1	115

Interest income (expense) and other, net	302	308

Foreign currency transaction gains (losses)

For the three month periods ended March 31, 2007, we recorded a transaction gain of $63,000 as compared to a transaction loss of $(3,000) in the same period of 2006. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British pound (Pound) and the Euro. For the three month periods ended March 31, 2007 and 2006, the relationship of the Shekel to the USD, the Pound and the Euro was as follows:

	Three months ended March 31,
	2007	2006
USD % Change	-1.1%	2.0%
Pound % Change	-0.8%	2.5%
Euro % Change	0.4%	3.7%

Provision for income taxes

For the three month periods ended March 31, 2007 and 2006, NetManage reported an income tax provisions composed of the following:

	Three Months Ended March 31,
	2007	2006
U.S. state tax	$14	$1
International tax	25	9

Income tax refunds:
U.S. state	(2)	(1)
International	—	(2)

Total provision for income taxes	$37	$7

The provision for the three months ended March 31, 2007 and 2006 is primarily comprised of miscellaneous state income and taxes related to the earnings of our foreign subsidiaries offset by various refunds related to these jurisdictions. The income tax provision includes approximately $2,000 of interest expense and penalties for the quarter ended March 31, 2007.

Disclosures about market risk

Disclosures about market risk can be found below, under Item 3—Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources

	As of March 31, 2007	As of December 31, 2006
Cash, cash equivalents and short-term investments	$7,588	$8,360
Short-term investments	$21,322	$19,740
Long-term investments	$—	$600
Working capital	$15,261	$17,387

	For the three months ended
	March 31, 2007	March 31, 2006
Net cash provided by operating activities	$354	$2,591
Net cash provided by (used in) investing activities	$(1,089)	$1,077
Net cash provided by financing activities	$68	$46

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

Net cash provided by operating activities decreased by approximately $2.2 million from $2.6 million to $0.4 million in the three months ended March 31, 2007 as compared to the corresponding period in 2006. This decrease is primarily a result of the $2.8 million change in net loss from $0.8 million for the quarter ended March 31, 2006 to $3.6 million for the quarter ended March 31, 2007 and a reduction in the change in accounts receivable of $1.2 million. This $4.0 million decrease is offset by an increase in the change in current and non current liabilities primarily associated with restructuring accruals of $2.0 million.

For the three months ended March 31, 2007 net cash used in investing activities was $1.1 million compared to the net cash provided by investing activities of $1.1 million in the same period in 2006. In the three months ended March 31, 2007 we invested on a net basis an additional $2.0 million in cash in interest bearing securities as compared to the same period in 2006. We expect to continue to invest in short-term and long-term investments and to purchase additional property and equipment to support our operations.

Net cash provided by financing activities is derived primarily from proceeds from the sale of common stock through employee stock option plans and the employee stock purchase plan. Net cash provided by financing activities increased by $22,000 to $68,000 from $46,000 for the three months ended March 31, 2007 as compared to the same period in 2006 entirely from proceeds received from shares issued in connection with employee stock plans. Effective November 1, 2006, the Company indefinitely suspended the Purchase Plan primarily due to low employee participation resulting from the implementation of the ‘Safe Harbor’ provision of SFAS 123(R).

At March 31, 2007, we had working capital of $14.2 million. We believe that our current cash balance and investments and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements, currently identified projects and planned objectives for at least the next 12 months.

If our credit rating was to change materially, it could impact our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Contractual obligations

A table of our contractual obligations as of March 31, 2007 is included in Note 4 to Condensed Consolidated Financial Statements - Commitments and contingencies.

Off-balance sheet arrangements

As of March 31, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity.

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

We recognize revenue from the sale of software licenses to end users and resellers when the following criteria are met: persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured. Delivery occurs when the product is delivered to a common carrier or when a soft key has been transmitted to our customer.

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

For arrangements with multiple elements (for example, undelivered maintenance and support), we allocate revenue to each element of the arrangement based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements. In effect, this means that we defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are generally based upon separate sales of renewals to customers or upon renewal rates quoted in the sales contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to customers. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Service revenues are derived from providing our customers with software updates for existing software products, user documentation and technical support, under annual service agreements. These revenues are recognized ratably over the terms of such agreements. If such services are included in the initial licensing fee, the value of the services, determined based on VSOE of fair value, is unbundled and recognized ratably over the related service period. Service revenues derived from consulting and training are deferred and recognized when the services are performed and collection is deemed probable. To date, consulting revenue has not been significant.

Allowance for doubtful accounts, sales returns and rebates: In establishing our allowance for doubtful accounts we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. Our accounts receivable balance was $5.4 million and $10.2 million, net of our allowance for doubtful accounts of $172,000 and $117,000 at March 31, 2007 and December 31, 2006, respectively. In establishing our sales return, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. Our reserves for returns were $8,000 and $6,000 at March 31, 2007 and December 31, 2006, respectively, and represented 0.1% and less than 0.1% of total net revenues for the three month period ended March 31, 2007 and for the twelve month period ended December 31, 2006, respectively. Our rebate reserves are based on our estimates of potential future rebates related to current period product revenues and includes an analysis of historical rebate expenses. Our reserve for rebates was $0 and $1,000 at March 31, 2007 and December 31, 2006, respectively, and represented less than 0.1% of total net revenues for the twelve month period ended December 31, 2006.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves were $2,176,000 and $357,000 at March 31, 2007 and December 31, 2006, respectively. For further discussion see Note 3 to the Notes to Condensed Consolidated Financial Statements.

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

Recent accounting pronouncements

Please refer to Recent accounting pronouncements under Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Other events

On April 23, 2007, NetManage announced that Mr. Omer Regev had been named Chief Financial Officer (CFO). Mr. Regev brings more than 15 years of experience in global financial management, private equity, mergers and acquisitions, financial restructurings, R&D support grants as well as investment banking services to NetManage.

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

We currently do not enter into financial instruments for hedging or speculative purposes. There were no forward foreign exchange contracts used during the three month period ended March 31, 2007. We may institute a foreign currency hedging program in the future.

The following table presents the potential impact on cash flow of changes in exchange rates on foreign denominated assets and liabilities as noted (in thousands):

	Cash flow impact on change in exchange rates
	March 31, 2007	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1) (2)	$5,588	$(645)	$(406)	$332	$477
Accounts payable (2)	(1,493)	120	75	(62)	(89)
Inter-company with U.S. (3)	3,246	(573)	(361)	295	423

(1)	Accounts receivable does not include allowances of $180,000.
(2)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.
(3)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of March 31, 2007 and that there is no change in rates between the various non-U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this filing, we performed an evaluation under the supervision and with the participation of NetManage’s management, including NetManage’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of NetManage’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. An internal control system is designed to provide reasonable, but not absolute, assurance that the objectives of the control system are met, including, but not limited to, ensuring that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. Following that evaluation, NetManage’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that based on the evaluation, the design and operation of NetManage’s disclosure controls and procedures as set forth below were not effective at that time to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles due to the material weakness described below.

Accounting principles generally accepted in the United States of America and the reporting requirements of the Securities and Exchange Commission are complex and require an appropriate level of expertise and experience within the accounting and finance function to facilitate accurate and timely financial reporting. NetManage experienced the loss of key personnel in the finance and accounting department during fiscal 2006. As a result, the demands on NetManage’s existing resources have increased at a time when the number of individuals available to review and supervise the financial closing process has decreased. This control deficiency could result in a misstatement of our financial statements that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation actions taken and in process.

NetManage named Mr. Omer Regev as Chief Financial Officer on April 23, 2007. NetManage continues to actively seek replacements for the other key personnel lost in the finance and accounting departments during fiscal 2006.

Changes in internal controls.

As indicated on the cover page of this report, NetManage does not meet the definition of an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act as determined on June 30, 2006, based on the Company’s market capitalization as of that date. NetManage will be required to include in its periodic filings under the Exchange Act the disclosures contemplated by Section 404 of the Sarbanes-Oxley Act (Section 404) beginning with its Annual Report on Form 10-K for the year ending December 31, 2007. Section 404 will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of its internal control over financial reporting, (3) management’s assessment of the effectiveness of its internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s registered public accounting firm have issued an attestation report on management’s assessment of internal control over financial reporting. Under current proposals that have not yet become effective, NetManage would not be required to provide a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting until December 31, 2008 if such proposals are adopted and become effective.

There have been no changes in the Company’s internal controls during the most recent fiscal quarter covered by this report, or in any other factors that could affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect its internal control over financial reporting during NetManage’s most recent fiscal quarter covered by this report.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference from the information contained in our Form 10-K for the fiscal year ended December 31, 2006 under the caption “Legal Proceedings”.

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

The information required by this item is incorporated herein by reference from the information contained in our Form 10-K for the fiscal year ended December 31, 2006 under the caption “Risk Factors”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no repurchases of our common stock during the three month period ended March 31, 2007. In addition, we made no sales of unregistered securities during the three month period ended March 31, 2007.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC. (Registrant)

DATE: May 21, 2007	By:	/s/ Omer Regev
Omer Regev
Chief Financial Officer and Vice President of Finance (On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.