Form 10-Q
period 2007-06-30
NETMANAGE INC
filed 2007-08-09
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of registrant’s common stock outstanding as of August 8, 2007: 9,571,803

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

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,188	$8,306
Short-term investments	21,604	19,740
Accounts receivable, net of allowances of $158 and $124, respectively	6,491	10,186
Prepaid expenses and other current assets	1,399	1,369

Total current assets	33,682	39,601

Property and equipment, at cost:
Computer software and equipment	1,974	1,637
Furniture and fixtures	2,880	2,805
Leasehold improvements	395	813

	5,249	5,255
Less-accumulated depreciation and amortization	(3,500)	(3,012)

Net property and equipment	1,749	2,243

Goodwill	3,648	3,648
Other intangible assets, net	906	1,099
Long-term investments	1,130	600
Other assets	173	162

Total assets	$41,288	$47,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,079	$1,587
Accrued liabilities	2,455	2,059
Accrued payroll and related expenses	2,338	2,396
Deferred revenue	13,596	15,927
Income taxes payable	38	245

Total current liabilities	19,506	22,214

Long-term liabilities:
Deferred revenue	1,957	3,320
Long-term income taxes payable	189	—
Other long-term liabilities	1,305	642

Total long-term liabilities	3,451	3,962

Total liabilities	22,957	26,176

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value - Authorized - 1,000,000 shares. No shares issued and outstanding.	—	—
Common stock, $0.01 par value - Authorized - 36,000,000 shares. Issued - 11,648,651 and 11,595,555 shares, respectively. Outstanding - 9,571,803 and 9,518,707 shares, respectively.	116	116
Treasury stock, at cost - 2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	183,454	182,945
Accumulated deficit	(140,646)	(137,243)
Accumulated other comprehensive loss	(3,789)	(3,837)

Total stockholders’ equity	18,331	21,177

Total liabilities and stockholders’ equity	$41,288	$47,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
License fees	$2,804	$3,179	$4,574	$5,902
Services	5,982	5,811	11,896	11,616

Total net revenues	8,786	8,990	16,470	17,518

Cost of revenues:
License fees	264	215	534	415
Services	802	921	1,562	1,649
Amortization of developed technology	82	70	163	140

Total cost of revenues	1,148	1,206	2,259	2,204

Gross margin	7,638	7,784	14,211	15,314

Operating expenses:
Research and development	1,655	1,901	3,393	3,754
Sales and marketing	4,739	5,259	9,781	10,230
General and administrative	1,626	1,559	3,092	3,248
Litigation settlement	(918)	—	(918)	—
Restructuring charge	388	61	2,584	25
Amortization of intangible assets	15	105	30	210

Total operating expenses	7,505	8,885	17,962	17,467

Income (loss) from operations	133	(1,101)	(3,751)	(2,153)
Interest income (expense) and other, net	326	232	628	540
Foreign currency transaction loss	(271)	(19)	(208)	(22)

Income (loss) before income taxes	188	(888)	(3,331)	(1,635)
Provision for income taxes	35	11	72	18

Net income (loss)	$153	$(899)	$(3,403)	$(1,653)

Net income (loss) per share:
Basic	$0.02	$(0.10)	$(0.36)	$(0.18)
Diluted	$0.02	$(0.10)	$(0.36)	$(0.18)
Weighted average common shares:
Basic	9,563	9,422	9,551	9,408
Diluted	9,786	9,422	9,551	9,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$153	$(899)	$(3,403)	$(1,653)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	60	(41)	47	(29)

Total comprehensive income (loss)	$213	$(940)	$(3,356)	$(1,682)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,403)	$(1,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	653	926
Loss on disposal of property, plant and equipment	209	26
Provision for doubtful accounts and returns	108	(27)
Share-based compensation expense	336	320
Changes in operating assets and liabilities:
Accounts receivable	3,594	5,750
Prepaid expenses and other current assets	(22)	45
Other assets	2	29
Accounts payable	(503)	(51)
Accrued liabilities, payroll and payroll-related expenses	193	(928)
Deferred revenue	(3,705)	(3,030)
Income taxes payable	(18)	(51)
Other long-term liabilities	648	(68)

Net cash provided by (used in) operating activities	(1,908)	1,288

Cash flows from investing activities:
Purchases of short-term investments	(35,914)	(11,854)
Proceeds from sales and maturities of short-term investments	33,507	10,700
Purchases of property and equipment	(209)	(188)
Other	—	49

Net cash used in investing activities	(2,616)	(1,293)

Cash flows from financing activities:
Proceeds from sale of common stock	173	135
Proceeds from investor profit returned to Company	—	12

Net cash provided by financing activities	173	147

Effect of exchange rate changes on cash	233	196

Net increase (decrease) in cash and cash equivalents	(4,118)	338
Cash and cash equivalents, beginning of period	8,306	7,530

Cash and cash equivalents, end of period	$4,188	$7,868

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

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three and six month periods ended June 30, 2007 and 2006.

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

The following table summarizes the Company’s cash, cash equivalents and short-term investments as of June 30, 2007 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,188	$—	$—	$4,188

Total cash and cash equivalents	$4,188	$—	$—	$4,188

Held-to-maturity investments:
Corporate bonds	$14,241	$1	$(2)	$14,240
Taxable municipal bonds	2,272	—	—	2,272
Government bonds	2,740	—	(14)	2,726
Commercial paper	3,474	—	—	3,474
Time deposits	7	—	—	7
Restricted cash deposits	97	—	—	97

Total investments	22,831	1	(16)	22,816
Less amounts classified as other assets	(97)	—	—	(97)
Less amounts classified as long-term investments	(1,130)	—	—	(1,130)

Total short-term investments	$21,604	$1	$(16)	$21,589

The following table summarizes the Company’s cash, cash equivalents, short-term and long-term investments as of December 31, 2006 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$7,840	$—	$—	$7,840
Cash equivalents	466	—	—	466

Total cash and cash equivalents	$8,306	$—	$—	$8,306

Held-to-maturity investments:
Corporate bonds	$17,555	$2	$(6)	$17,551
Taxable municipal bonds	2,073	—	(3)	2,070
Government bonds	200		—	200
Commercial paper	495	—	—	495
Time deposits	17	—	—	17
Restricted cash deposits	90	—	—	90

Total investments	20,430	2	(9)	20,423
Less amounts classified as other assets	(90)	—	—	(90)
Less amounts classified as long-term investments	(600)	—	—	(600)

Total short-term investments	$19,740	$2	$(9)	$19,733

The contractual maturity dates for held-to-maturity securities and time deposits as of June 30, 2007 are (in thousands):

	Less than one year	One to two years
Corporate bonds	$14,241	$—
Taxable municipal bonds	2,272	—
Government bonds	1,610	1,130
Commercial paper	3,474	—
Time deposits	7	—

Total	$21,604	$1,130

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

Depreciation and amortization expense for the three and six month periods ended June 30, 2007 was $0.3 million and $0.7 million, respectively. Depreciation and amortization expense for the three and six month periods ended June 30, 2006 was $0.5 million and $0.9 million, respectively.

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

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	June 30, 2007	December 31, 2006
Carrying amount of:
Developed technology	$1,535	$1,535
Trade names	300	300

Gross carrying amount of other intangible assets	1,835	1,835
Less accumulated amortization:
Developed technology	(769)	(606)
Trade names	(160)	(130)

Net carrying amount of other intangible assets	$906	$1,099

The remaining net carrying amount of other intangible assets is expected to be amortized as follows (in thousands):

Year	Amortization Expense
Remainder of 2007 (six months)	$193
2008	385
2009	328

$906

The aggregate amortization expense for the three and six month periods ended June 30, 2007 and 2006 was $0.1 million and $0.2 million, respectively.

Accrued liabilities

Accrued liabilities at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

Description	June 30, 2007	December 31, 2006
Current restructuring (see Note 3)	$1,288	$60
Other accruals	1,167	1,999

Total accrued liabilities	$2,455	$2,059

Other Long-term liabilities

Other Long-term liabilities at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

Description	June 30, 2007	December 31, 2006
Long-term restructuring (see Note 3)	$906	$297
Long-term other	399	345

Other long-term liabilities	$1,305	$642

Concentrations of credit risk

Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash investments and trade receivables. NetManage has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. No single customer accounted for more than 10% of accounts receivable as of June 30, 2007 and December 31, 2006. There were no customers that accounted for more than 10% of consolidated net revenues in the three and six month periods ended June 30, 2007 and 2006.

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

For the three and six month periods ended June 30, 2007 and 2006, potentially dilutive securities, consisting of applicable stock options, are as shown in the following table. In the period in which a net loss is recorded, the potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Potentially dilutive shares (in thousands)	223	327	261	337

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$153	$(899)	$(3,403)	$(1,653)

Shares used to compute basic net income (loss) per share	9,563	9,422	9,551	9,408
Potentially dilutive shares used to compute net income per share on a diluted basis	223	—	—	—

Shares used to compute diluted net income (loss) per share	9,786	9,422	9,551	9,408
Net income (loss) per share:
Basic	$0.02	$(0.10)	$(0.36)	$(0.18)
Diluted	$0.02	$(0.10)	$(0.36)	$(0.18)

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

Product is sold, without the right of return, except for distributor inventory rotation of old or excess product. Certain sales are made to North American distributors under agreements allowing rights of return and price protection on unsold merchandise. Accordingly, the Company defers recognition of such sales until the distributor sells the merchandise. NetManage recognizes sales to international resellers upon shipment, provided all other revenue recognition criteria have been met. NetManage gives rebates to customers on a limited basis. Both returns and rebates are included in the Company’s Condensed Consolidated Statements of Operations as a reduction of revenue.

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

NetManage adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, the Company recognized a $23.1 million decrease in the deferred tax assets for unrecognized tax benefits related to tax positions taken in prior periods. This amount was fully offset by a valuation allowance. As such, this decrease has no impact to retained earnings in accordance with the provisions of FIN 48. At the adoption date, we had $24.1 million of unrecognized tax benefits, of which $24.0 million would affect the Company’s effective tax rate if recognized, without consideration of the related valuation allowance previously recorded. The Company did not recognize any adjustment to reserves for uncertain tax positions as a result of the implementation of FIN 48. Additionally, the Company reclassified $178,000 from current taxes payable to long-term taxes payable as of the adoption date. During the first half of 2007, the Company’s FIN 48 reserve increased by $25,000, including $2,000 of accrued interest. The Company does not anticipate any unrecognized tax benefits in the next twelve months that would result in a material change to its financial position.

During the first half of 2007 the Company recognized a $323,000 decrease in the deferred tax assets for unrecognized tax benefits related to tax positions taken in current period. This amount was fully offset by a valuation allowance.

The Company includes interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. The Company had $11,000 of accrued interest at December 31, 2006.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, the Company’s major tax jurisdictions are the U.S., Canada, and Israel. The Company’s 1998-2006 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and the Company’s 2002-2006 tax years remain subject to examination by the appropriate governmental agencies for Canada and Israel tax purposes.

Share-based compensation

The fair value of the Company’s stock options granted to employees for the three and six month periods ended June 30, 2007 and 2006, respectively, was estimated using the following weighted-average assumptions:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Expected Term	5.96 years	5.96 years	5.96 years	5.96 years
Volatility	49.51-50.42%	54.75-57.00%	49.51-52.03%	54.75-59.48%
Risk-free interest rate	4.55-4.94%	4.94-5.21%	4.53-4.94%	4.36-5.21%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average fair value (per share)	$2.63	$3.12	$2.65	$3.35

Share-based compensation expense

Cost of revenues and operating expenses for the three and six month periods ended June 30, 2007 and 2006, respectively includes share based compensation related to the adoption of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues:
License fees	$3	$2	$6	$4
Services	13	13	26	21

Additional expense recorded as cost of revenues	16	15	32	25

Operating expenses:
Research and development	54	53	107	89
Sales and marketing	56	90	150	145
General and administrative	28	36	47	61

Additional expense recorded as operating expenses	138	179	304	295

Additional expense from operations	$154	$194	$336	$320

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At June 30, 2007, the total compensation cost related to unvested share-based awards granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $1 million, net of estimated forfeitures of $0.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock options and awards activity

The following is a summary of option activity for our stock option plans for the three month period ended June 30, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2007	1,506	$5.16
Granted	169	4.94
Exercised	(28)	3.65
Forfeitures and cancellations	(53)	6.00

Outstanding at June 30, 2007	1,594	$5.13	6.59	$448

Vested and expected to vest at June 30, 2007	1,340	$5.08	6.28	$443

Exercisable at June 30, 2007	1,032	$5.01	5.68	$438

The following is a summary of option activity for our stock option plans for the six month period ended June 30, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,595	$5.16
Granted	183	4.97
Exercised	(53)	3.26
Forfeitures and cancellations	(131)	6.00

Outstanding at June 30, 2007	1,594	$5.13	6.59	$448

Vested and expected to vest at June 30, 2007	1,340	$5.08	6.28	$443

Exercisable at June 30, 2007	1,032	$5.01	5.68	$438

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for the 1.0 million exercisable options where the market price was higher than the exercise price at June 30, 2007.

The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of the option exercise, was $42,744 and $82,018, respectively, for the three month periods ended June 30, 2007 and 2006, respectively. For the six month periods ended June 30, 2007 and 2006, respectively, the aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of the option exercise, was $105,478 and $93,338, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS 157 does not require any new fair value measurements but simply eliminates inconsistencies in guidance as found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however earlier adoption is permitted, provided the Company has not yet issued financial statements, including interim periods, for that fiscal year. The Company is evaluating the requirements of SFAS 157 but does not expect that the adoption of SFAS 157 will have a significant impact on its Condensed Consolidated Financial Statements.

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

On February 22, 2007, the Company implemented a restructuring of operations designed to align its business units with its core business functions, to relocate certain of its functional operations, and to reduce operating expenses. As part of the restructuring, the Company reduced its workforce in excess of 10% and recorded a $2.3 million charge to operating expenses in the first half of 2007. The distribution of this reduction in workforce is as follows:

Terminations
Services	2
Research and development	14
Sales and marketing	6
General and administrative	2

Total	24

The restructuring charge included approximately $1.0 million of expenses related to facilities no longer needed as of June 30, 2007 for company operations and approximately $1.3 million of employee and other-related expenses for employee terminations. The execution of the restructuring actions will require total cash expenditures of $2.3 million. These restructuring costs are expected to be funded from internal operations and existing cash balances. As of June 30, 2007, the Company had incurred costs totaling approximately $2.3 million related to the restructuring, which required approximately $569,000 in cash expenditures. The remaining reserve related to this restructuring which is included in the accrued liabilities is approximately $1.7 million of which $1.2 million is included in accrued liabilities and $530,000 is included in long-term liabilities.

The following table lists the components of the February 2007 restructuring reserve for the six month period ended June 30, 2007 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2006	$—	$—	$—
Initial reserve established	979	994	1,973
Change in estimate recorded in restructuring charge in the six month period ended June 30, 2007	—	(6)	(6)
Additional reserve established during the second quarter of 2007	319	—	319
Reserve utilized in six months ended June 30, 2007	(296)	(273)	(569)

Balance at June 30, 2007	$1,002	$715	$1,717

On January 31, 2003, the Company announced a restructuring of its operations in response to the sluggish North America and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses and initially recorded $3.2 million in restructuring charges to its operating expenses. The Company subsequently recorded a reduction to the restructuring charge of $0.3 million primarily related to a sublease in Ottawa, Canada and for employee severance costs in Europe. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $2.9 million, which is expected to be funded from operations and existing cash balances. In the three month period ended March 31, 2006, the Company recorded an increase in the restructuring charge of $7,000 as an adjustment to the expected facility obligations in Ottawa, Canada. As of June 30, 2007, the Company had incurred net costs totaling $2.9 million related to the restructuring, which has required $2.8 million in cash expenditures. The remaining reserve related to this restructuring is $19,000 and is included in accrued liabilities as June 30, 2007.

The following table lists the components of the January 2003 restructuring reserve for the six month period ended June 30, 2007 (in thousands):

Excess Facilities
Balance at December 31, 2006	$25
Change in estimate recorded in restructuring charge in the six month period ended June 30, 2007	—
Reserve utilized during the six month period ended June 30, 2007	(6)

Balance at June 30, 2007	$19

In August 1998, following the acquisition of FTP Software Inc. (FTP), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. For the six month period ended June 30, 2007, the Company recorded a change in estimate of $295,000. The change in estimate is composed of adjustments to expected lease, sublease, and associated obligations related to the Birmingham, U.K. facility, and related foreign exchange adjustments on the long-term lease commitments and related sublease income. The remaining reserve related to this restructuring at June 30, 2007 is $459,000 of which $83,000 is included in accrued liabilities and $376,000 is included in long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the six month period ended June 30, 2007 (in thousands):

Excess Facilities
Balance at December 31, 2006	$332
Change in estimate recorded in restructuring charge in the three month period ended June 30, 2007	295
Reserve utilized during the three month period ended June 30, 2007	(168)

Balance at June 30, 2007	$459

4. Segment information

The Company operates in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company designs, develops, markets and sells software products involving both client-side and server-side solutions. NetManage’s chief operating decision maker is its Chief Executive Officer. The Company has operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 38% and 34% for each of the three month periods ended June 30, 2007 and 2006, respectively and were 38% and 33% for each of the six months ended June 30, 2007 and 2006, respectively.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
North America operations	$5,448	$5,936	$10,191	$11,693
European operations	3,186	2,833	5,882	5,384
Latin America operations	34	77	107	201
Asian operations	118	144	290	240

Total net revenues	$8,786	$8,990	$16,470	$17,518

5. Commitments and contingencies:

Legal proceedings

During the second quarter of 2007 the Company received approximately $918,000 in connection with the settlement of litigation filed by the Company in 2003. This amount is reflected in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2007 as a reduction of operating expenses.

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

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company has a single capital equipment lease. As of June 30, 2007, future minimum rental and lease payments, primarily for facilities net of any sublease income, under non-cancelable operating and capital leases are as follows (in thousands):

	Amount of commitment expiration per period
	Total	Less Than 12 Months	13-24 Months	25-36 Months	More Than 36 Months
Capital lease	$22	$7	$7	$7	$1
Operating leases	6,519	2,324	2,037	1,266	892

Total	$6,541	$2,331	$2,044	$1,273	$893

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

6. Related party transactions

Related party transactions are included in Note 7 to the Condensed Consolidated Financial Statements - Subsequent events.

7. Subsequent events

On July 19, 2007, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison will receive compensation in consideration for consultancy and advisory services to the Company. The terms of the agreement require the Company to pay Dr. Harrison a fixed fee of $150,000 per year, and a one time grant to Dr. Harrison of an option to purchase 100,000 shares under the 1999 Plan, at an exercise price of $4.33 per share (which represents the quoted market price of the stock at the date of grant). The option will vest on a monthly basis over a four-year term and expires ten years from the date of issuance. The fair value of the 100,000 options from the 1999 Plan was determined using the Black-Scholes option pricing model with the following assumptions: stock price $4.33; no dividends; risk free interest rate of 4.64%; volatility of 0.4901; and a contractual life of ten years.

On July 27, 2007, the Company received a release of liability for leased office space in Ottawa, Canada. The release of liability will result in the reduction of approximately $256,000 from the February 2007 restructuring reserve. The Company will account for this event in the third quarter of 2007.

The Board approved a frame work for a Severance and Retention plan, which plans will be drafted by Outside Counsel and approved by the Compensation Committee. This framework provides for the retention and severance benefits for executives and other key employees consisting of stock option grants and cash bonuses.

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

Important industry trends that have a strong influence on our business strategy are as follows:

•	The adoption of electronic commerce by major corporations worldwide and the acceptance of these approaches in mid-sized companies;

•	The continuing development of the Internet, intranets, and extranets for delivery of mission-critical business applications in large and mid-sized companies;

•	The desire on the part of corporations to make business processes and information broadly accessible internally and externally to their employees and business partners.

We believe that our customers require a single set of solutions that address the traditional need for host access combined with the need for the presentation of existing corporate systems with a Web application look and feel, along with the delivery of existing corporate processes and transactions as reusable programmatic components such as Web services. In assessing the change in the marketplace, we have focused on assisting our customers as they transition from traditional host access to newer software solutions that allow them to Web enable and integrate applications and data more cost effectively. Several technologies are employed to provide these solutions and include traditional thick client or desktop solutions; thin client or browser-based solutions; zero footprint or server-based solutions and application adapter or connector technologies. Within this marketplace, we believe the trend is away from desktop solutions and toward zero footprint solutions. We believe this movement is primarily driven by a desire to reduce the total cost of ownership associated with deploying and maintaining older technology. We also believe that a major element of our customer base will deploy a mixture of all types of solutions. We believe that our products, specifically our OnWeb integration products, are differentiated from competitive products in two main areas:

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

We have a direct sales force of 45 quota-carrying salespeople that generate the majority of our net revenues, two of which are exclusively selling through channels. Not all customers buy directly from us and many of our customers choose to place their orders through one of our channel partners because of pre-existing relationships they may have with them. We believe additional growth opportunities exist through indirect channels and further development of those channels is a priority for us. We also license our Librados adapters to independent software vendors (ISVs) for inclusion in their product or service offerings. We believe sales to ISVs will increase sales in the future but may fluctuate from quarter to quarter.

Developing and marketing innovative products is critical to our ongoing success. Time to market pressures also require us to regularly evaluate technology acquisitions that we believe will expand or enhance our existing product offering. We have acquired a number of companies since our inception and expect that we may make acquisitions in the future.

Results of operations

We have three main products: RUMBA (including ViewNow products)—connectivity software designed to connect PCs to IBM mainframe and iSeries systems and UNIX host systems; OnWeb—highly scalable server-based solutions designed to allow customers to leverage their existing enterprise applications, information, and business processes for new presentation methods and integration projects; and Librados—a range of high performance and highly scalable application and technology adapters for Java-based application servers. The Librados adapters are available for a range of enterprise applications such as SAP, PeopleSoft, JD Edwards, Siebel, and Oracle, amongst others, for a range of databases including Oracle, Informix, IBM DB2, and Sybase and for a range of technology connections including support for Electronic Data Interchange (EDI) standards. The RUMBA product line is the Company’s most mature product line. Our strategy is to help customers migrate from our older product offerings to our newer solutions, OnWeb and Librados, which we believe have greater growth potential.

Our revenues have declined over the past five years. This decline has resulted, in part, from our un-successful efforts to migrate sufficient numbers of customers from our RUMBA products to our OnWeb and Librados products, which typically have lower price points. Even though we did acquire and are acquiring new OnWeb and Librados customers, the revenue and repeat business from these customers has not been sufficient to compensate for the reduction in RUMBA business.

The number of end-user licenses sold with server products, such as OnWeb, is also lower than the number of end-user licenses represented by desktop products, such as RUMBA. To date, this transition has contributed to the decline in license and maintenance revenues from our RUMBA products at a faster rate than the growth rate of revenue from our OnWeb and Librados products. We expect our newer products to represent an increasing percentage of net revenues in the future but so far that trend has yet to occur.

On February 22, 2007, we implemented a restructuring of operations designed to align our business units with our core business functions, to relocate certain of our functional operations, and to reduce our operating expenses. As part of the restructuring, we reduced our workforce in excess of 10% and recorded a $2.3 million charge to operating expenses in the six months ended June 30, 2007. The restructuring charge included approximately $1 million of expenses related to facilities no longer needed for company operations and $1.3 million of employee and other-related expenses for employee terminations.

Three months ended June 30, 2007 compared to June 30, 2006 (in thousands):

	Three months ended June 30,
	2007	2006	Change
Net revenues
License fees	$2,804	$3,179	$(375)	-12%
Services	5,982	5,811	171	3%

Total net revenues	$8,786	$8,990	$(204)	-2%
As a percentage of net revenues:
License fees	31.9%	35.4%
Services	68.1%	64.6%

Total net revenues	100.0%	100.0%
Gross margin—license fees	$2,540	$2,964	$(424)	-14%
Gross margin—services	5,180	4,890	290	6%
Gross margin—amortization of developed technology	(82)	(70)	(12)	17%

Total gross margin	$7,638	$7,784	$(146)	-2%
As a percentage of net revenues:
Gross margin—license fees	28.9%	33.0%
Gross margin—services	59.0%	54.4%
Gross margin—amortization of developed technology	-0.9%	-0.8%

Total gross margin	87.0%	86.6%
Research and development	$1,655	$1,901	$(246)	-13%
As a percentage of net revenues:	18.8%	21.1%
Sales and marketing	$4,739	$5,259	$(520)	-10%
As a percentage of net revenues:	53.9%	58.5%
General and administrative	$1,626	$1,559	$67	4%
As a percentage of net revenues:	18.5%	17.3%
Litigation settlement	$(918)	$—	$(918)	0%
As a percentage of net revenues:	-10.4%	0.0%
Restructuring charge	$388	$61	$327	536%
As a percentage of net revenues:	4.4%	0.7%
Amortization of intangibles	$15	$105	$(90)	-86%
As a percentage of net revenues:	0.2%	1.2%
Interest income (expense) and other, net	$326	$232	$94	41%
As a percentage of net revenues:	3.7%	2.6%
Foreign currency transaction loss	$(271)	$(19)	$(252)	1,326%
As a percentage of net revenues:	-3.1%	-0.2%
Provision for income taxes	$35	$11	$24	218%
As a percentage of net revenues:	0.4%	N/A (1)
Net (loss) Income	$153	$(899)	$1,052	-117%
As a percentage of net revenues:	1.7%	-10.0%

(1)	The effective tax rates for the three month periods ended June 30, 2007 and 2006 were less than 1% due to the consolidated tax loss position.

Six months ended June 30, 2007 compared to June 30, 2006 (in thousands):

	Six months ended June 30,
	2007	2006	Change
Net revenues
License fees	$4,574	$5,902	$(1,328)	-23%
Services	11,896	11,616	280	2%

Total net revenues	$16,470	$17,518	$(1,048)	-6%
As a percentage of net revenues:
License fees	27.8%	33.7%
Services	72.2%	66.3%

Total net revenues	100.0%	100.0%
Gross margin—license fees	$4,040	$5,487	$(1,447)	-26%
Gross margin—services	10,334	9,967	367	4%
Gross margin—amortization of developed technology	(163)	(140)	(23)	16%

Total gross margin	$14,211	$15,314	$(1,103)	-7%
As a percentage of net revenues:
Gross margin—license fees	24.5%	31.3%
Gross margin—services	62.7%	56.9%
Gross margin—amortization of developed technology	-1.0%	-0.8%

Total gross margin	86.2%	87.4%
Research and development	$3,393	$3,754	$(361)	-10%
As a percentage of net revenues:	20.6%	21.4%
Sales and marketing	$9,781	$10,230	$(449)	-4%
As a percentage of net revenues:	59.4%	58.4%
General and administrative	$3,092	$3,248	$(156)	-5%
As a percentage of net revenues:	18.8%	18.5%
Litigation settlement	$(918)	$—	$(918)	0%
As a percentage of net revenues:	-5.6%	0.0%
Restructuring charge	$2,584	$25	$2,559	10,236%
As a percentage of net revenues:	15.7%	0.1%
Amortization of intangibles	$30	$210	$(180)	-86%
As a percentage of net revenues:	0.2%	1.2%
Interest income (expense) and other, net	$628	$540	$88	16%
As a percentage of net revenues:	3.8%	3.1%
Foreign currency transaction loss	$(208)	$(22)	$(186)	845%
As a percentage of net revenues:	-1.3%	-0.1%
Provision for income taxes	$72	$18	$54	300%
As a percentage of net revenues:	N/A (1)	N/A (1)
Net loss	$(3,403)	$(1,653)	$(1,750)	106%
As a percentage of net revenues:	-20.7%	-9.4%

(1)	The effective tax rates for the six month periods ended June 30, 2007 and 2006 were less than 1% due to the consolidated tax loss position.

Net revenues

Total net revenues decreased 2% for the three months ended June 30, 2007 as compared to the same period in 2006. The decrease in total net revenues resulted from a decline in license fees of $375,000, or 12%, partially offset by a 3% or $171,000 increase in services revenues. License fees represented 32% of our total net revenues in the second quarter of 2007 compared to 35% of total net revenues in the second quarter of 2006. The decrease in our license fees for the three months ended June 30, 2007 relative to the same period in 2006 was primarily the result of customers delaying buying decisions in upgrading their existing systems and complex integration buying processes. Net revenues decreased 6% for the six months ended June 30, 2007 as compared to the same period in 2006. The decrease in total net revenues resulted from a decline in license fees of $1.3 million, or 23%, partially offset by a 2% or $280,000 increase in services revenues. We believe the decrease in license fees resulted from lower productivity as a result of restructuring in North America sales force, during the first quarter of 2007, and was partially offset by the consulting services from new technology projects.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 38% and 34% for each of the three month periods ended June 30, 2007 and 2006, respectively and were 38% and 33% for each of the six months ended June 30, 2007 and 2006, respectively.

No customer accounted for more than 10% of net revenues in either of the three or six month periods ended June 30, 2007 and 2006. Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and license fees in any quarter are substantially dependent on orders booked in that quarter.

Gross margin

Gross margin decreased $146,000, or 2% and $1.1 million or 7% for the three and six month periods ended June 30, 2007 as compared to the same periods in 2006, primarily because of the decrease in net revenues. Total gross margin as a percentage of net revenues decreased from 87% to 86% for the six months ended June 30, 2007 as compared to the same period in 2006. Total gross margin as a percentage of net revenues was 87% for both the three months periods ended June 30, 2007 and June 30, 2006. The decrease in gross margin for the six month period ending June 30, 2007 compared to the same period in 2006 is due to the decrease in net revenues of $1.1 million and increases in cost of license of $0.1 million offset by a decrease in the cost of services of $0.1 million. These increases are comprised of additional royalty fee costs, amortization costs offset in part by reductions in recruiting, consulting and corporate expense allocations.

Gross margin on license fees as a percentage of license fees revenue are 91% and 88% for the three and six month periods ended June 30, 2007 and 93% and 92% for the three and six month periods ended June 30, 2006. The change is primarily due to a reduction in license fees of $0.4 million and $1.3 million, and an increase in the cost of license fees of approximately $0.1 million for the three and six month periods ended June 30, 2007, respectively from the comparative periods in 2006. Gross margin on services as a percentage of services revenues increased from 84% and 86% for the three and six month periods ended June 30, 2006 to 87% for both the three and six month periods ended June 30, 2007. The increase in gross margin on services is primarily due to the increase in services revenue of $0.2 million and $0.3 million and a decrease in the cost of services of approximately $0.1 million for the three and six month periods ended June 30, 2007, respectively from the comparative periods in 2006.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R & D expenses decreased $246,000, or 13% and $361,000, or 10% for the three and six month periods ended June 30, 2007, respectively, from the comparative periods in 2006. The decrease in expense results mainly from lower salary due to a reduction in headcount in the first two quarters of 2007 as a result of restructuring activities and lower corporate expense allocations.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in either the three or six month periods ended June 30, 2007 or 2006.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales personnel, salaries and benefits of marketing personnel, travel, and occupancy and related costs. Sales and marketing expenses decreased $520,000, or 10% and $449,000, or 4% for the three and six month periods ended June 30, 2007, respectively, from the comparative periods in 2006. The decrease in expense for the three and six months ended June 30, 2007 from the comparative period in 2006 is primarily the result of decreases in salary, commissions, benefits, travel, consulting and tradeshows, offset by recruiting, public relations, business fees and bad debt reserve expense.

General and administrative

General and administrative, or G & A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. G & A expenses increased $67,000, or 4% and decreased $156,000, or 5% for the three and six month periods ended June 30, 2007, respectively, from the comparative periods in 2006. The increase in expense for the three month period ended June 30, 2007, compared to the same period in 2006 is due to outside services, offset by salaries, and corporate allocations. The decrease in expense for the six month period ended June 30, 2007, compared to the same period in 2006 is a result of reductions in salary and benefits, share-based compensation expense, corporate allocations, offset in part by increased professional service and consulting expenses.

Litigation settlement

During the second quarter of 2007 the Company received approximately $918,000 in connection with the settlement of litigation filed by the Company in 2003. This amount is reflected in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2007 as a reduction of operating expenses.

Restructuring charges

Restructuring charges consist of charges recorded for the restructuring event implemented in February 2007, January 2003, and August 1998, to align our core business functions, to relocate certain operations and to reduce operating expenses. Restructuring charges also include adjustments to the estimated cost of restructuring activities made in previous periods. The restructuring charge for the three month period ended June 30, 2007 includes $115,000 related to the change in estimate for future sublease obligations with our Birmingham, U.K. facility, and $313,000 from the February 2007 restructuring activity for facility costs and personnel costs. The restructuring charges for the six month period ended June 30, 2007 includes $1.0 million for facility costs and $1.3 million in personnel costs. The restructuring charges for the three and six month periods ended June 30, 2006 were $61,000 and $25,000, respectively and relate to the change in estimate for future sublease obligations primarily associated with our Birmingham, U.K. facility and to the effect of fluctuations in exchange rates on the underlying currencies in which the obligations are denominated.

Amortization of other intangible assets

Amortization expense was $15,000 and $105,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $30,000 and $210,000 for the six month periods ended June 30, 2007 and 2006 respectively. The decrease in amortization expense of $90,000 and $180,000 for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006, is the result of intangible assets that were fully amortized in the fourth quarter of 2006. Amortization of trade names is recorded on a straight-line basis over an estimated useful life of five years.

Interest income (expense) and other, net

Interest income (expense) and other, net was $326,000 and $232,000 for the three month periods ended June 30, 2007 and 2006, respectively and $628,000 and $540,000 for the six month periods ended June 30, 2007 and 2006, respectively. Our interest income increased in the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 as a result of investing a larger proportion of our cash in interest bearing securities at higher average rates.

The following table identifies the components of our interest income (expense) and other, net for the three and six month periods ended June 30, 2007 and 2006, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income (expense)
On cash and investments	$330	$229	$644	$424
Interest expense	(1)	(2)	(14)	(4)
Other income (expense)	(3)	5	(2)	120

Interest income (expense) and other, net	$326	$232	$628	$540

Foreign currency transaction gains (losses)

For the three and six month periods ended June 30, 2007, we recorded transaction losses of $271,000 and $208,000 respectively and for the same periods in 2006, transaction losses of $19,000 and $22,000, respectively. Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British pound (Pound) and the Euro. For the three and six month periods ended June 30, 2007 and 2006, the relationship of the Shekel to the USD, the Pound and the Euro was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
USD % Change	2.1%	-4.3%	1.0%	-2.4%
Pound % Change	4.0%	-0.1%	3.2%	2.5%
Euro % Change	3.1%	-0.5%	3.5%	3.2%

Provision for income taxes

For the three and six month periods ended June 30, 2007 and 2006, NetManage reported income tax provisions composed of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
US federal tax	$—	$2	$—	$2
US state tax	10	(16)	25	(16)
International tax	25	109	49	116
Income tax refunds:
US state	—	—	(2)	—
International	—	(84)	—	(84)

Total provision (benefit) for income taxes	$35	$11	$72	$18

The provision for the three months ended June 30, 2007 and 2006 primarily comprise miscellaneous state income and taxes related to the earnings of our foreign subsidiaries offset by various refunds related to these jurisdictions. The income tax provision includes approximately $2,000 of interest expense and penalties for the quarter ended June 30, 2007.

Disclosures about market risk

Disclosures about market risk can be found below, under Item 3–Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources (in thousands);

	As of June 30, 2007	As of December 31, 2006
Cash, cash equivalents and short-term investments	$4,188	$8,306
Short-term investments	$21,604	$19,740
Long-term investments	$1,130	$600
Working capital	$14,176	$17,387

	For the six months ended
	June 30, 2007	June 30, 2006
Net cash provided by (used in) operating activities	$(1,908)	$1,288
Net cash used in investing activities	$(2,616)	$(1,293)
Net cash provided by financing activities	$173	$147

Our primary source of cash is receipts from net revenues. The primary uses of cash are payroll (salaries, commissions, other incentives, and benefits), general operating expenses (marketing, travel, office rent), cost of revenues and the purchase of investments, property and equipment. Other sources of cash are proceeds from the exercise of employee stock options and from participation in the employee stock purchase program. Effective November 1, 2006, the Company indefinitely suspended the Purchase Plan primarily due to low employee participation resulting from the implementation of the ‘Safe Harbor’ provision of SFAS 123(R).

Net cash used in operating activities decreased by approximately $3.2 million from $1.3 million of net cash provided to $1.9 million net cash used in the six months ended June 30, 2007 as compared to the corresponding period in 2006. This decrease is primarily a result of the $1.8 million change in net loss from $1.6 million for the six months ended June 30, 2006 to $3.4 million for the six months ended June 30, 2007, a reduction in accounts receivable of approximately $2.1 million, an increase in accounts payables of approximately $0.4 million and an increase in deferred revenue of approximately $0.7 million. This $5 million decrease is offset by an increase in the change in accrued liabilities, payroll, and payroll related expenses of $1.1 million and an increase in long-term liabilities of $0.7 million.

For the six months ended June 30, 2007 net cash used in investing activities was $2.6 million compared to the net cash used in investing activities of $1.3 million in the same period in 2006. In the six months ended June 30, 2007, the Company invested on a net basis an additional $1.3 million in cash in interest bearing securities as compared to the same period in 2006. The Company expects to continue to invest in short-term and long-term investments and to purchase additional property and equipment to support our operations.

Net cash provided by financing activities is derived primarily from proceeds from the sale of common stock through employee stock option plans and the employee stock purchase plan which was suspended in November 2006. Net cash provided by financing activities increased by $26,000 to $173,000 from $147,000 for the six months ended June 30, 2007 as compared to the same period in 2006. This increase is primarily a result of proceeds received from shares issued in connection with employee stock plans of $38,000, offset in part by decrease of $12,000 in proceeds received from an investor for a short-term profit earned within six months of acquiring 10% of the Company’s common stock, from $12,000 for the six months periods ended June 30, 2006 to no proceeds for the six months ended June 30, 2007.

At June 30, 2007, we had working capital of $14.2 million. We believe that our current cash balance and investments and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements, currently identified projects and planned objectives for at least the next 12 months.

If our credit rating was to change materially, it could affect our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Contractual obligations

A table of our contractual obligations as of June 30, 2007 is included in Note 5 to Condensed Consolidated Financial Statements–Commitments and contingencies.

Off-balance sheet arrangements

As of June 30, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity.

Application of critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies used in preparing our Condensed Consolidated Financial Statements:

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

Allowance for doubtful accounts, sales returns and rebates: In establishing our allowance for doubtful accounts we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. Our accounts receivable balance was $6.5 million and $10.2 million, net of our allowance for doubtful accounts of $149,000 and $117,000 at June 30, 2007 and December 31, 2006, respectively. In establishing our sales return, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. Our reserves for returns were $9,000 and $6,000 at June 30, 2007 and December 31, 2006, respectively, and represented less than 0.1% of total net revenues for both the six month period ended June 30, 2007 and for the twelve month period ended December 31, 2006. Our rebate reserves are based on our estimates of potential future rebates related to current period product revenues and includes an analysis of historical rebate expenses. Our reserve for rebates was $0 and $1,000 at June 30, 2007 and December 31, 2006, respectively, and represented less than 0.1% of total net revenues for the twelve month period ended December 31, 2006.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure, or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves were $2,195,000 and $357,000 at June 30, 2007 and December 31, 2006, respectively. For further discussion, see Note 3 to the Notes to Condensed Consolidated Financial Statements.

Accounting for income taxes: As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely; we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Condensed Consolidated Statement of Operations.

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

We currently do not enter into financial instruments for hedging or speculative purposes. There were no forward foreign exchange contracts used during the six months period ended June 30, 2007. We may institute a foreign currency hedging program in the future.

The following table presents the potential impact on cash flow of changes in exchange rates on foreign denominated assets and liabilities as noted (in thousands):

	Cash flow impact on change in exchange rates
	June 30, 2007	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1) (2)	$6,649	$(555)	$(349)	$286	$410
Accounts payable (2)	(1,079)	271	(170)	139	200
Inter-company with U.S. (3)	1,474	(260)	(164)	134	192

(1)	Accounts receivable does not include allowances of $158,000.
(2)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.
(3)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of June 30, 2007 and that there is no change in rates between the various non-U.S. dollar currencies. The offset entry for this change in exchange rates would be to foreign currency transaction gain (loss) in the Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures

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

NetManage named Mr. Omer Regev as Chief Financial Officer on April 23, 2007, and has hired additional key personnel in its finance department. Management is evaluating whether this additional personnel will be sufficient to address the control deficiency or whether additional steps are required.

Changes in internal controls.

As indicated on the cover page of this report, NetManage does not meet the definition of an “accelerated filer” within the meaning of Rule 12b-2 under the Exchange Act as determined on June 30, 2006, based on the Company’s market capitalization as of that date. NetManage will be required to include in its periodic filings under the Exchange Act the disclosures contemplated by Section 404 of the Sarbanes-Oxley Act (Section 404) beginning with its Annual Report on Form 10-K for the year ending December 31, 2007. Section 404 will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of its internal control over financial reporting, and (3) management’s assessment of the effectiveness of its internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective.

With the exception of hiring of a Chief Financial Officer in April 2007 ,there have been no changes in the Company’s internal controls during the most recent fiscal quarter covered by this report, or in any other factors that could affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect its internal control over financial reporting during NetManage’s most recent fiscal quarter covered by this report.

PART II—OTHER INFORMATION

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

We made no repurchases of our common stock during the six month period ended June 30, 2007. In addition, we made no sales of unregistered securities during the six month period ended June 30, 2007.

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

NetManage’s 2007 Annual Meeting of Stockholders was held at our offices at 20883 Stevens Creek Boulevard, Cupertino, California on Friday, June 22, 2007 at 9:00 a.m. Pacific Daylight Time, for the following purposes:

1.	To elect two directors to hold office until the Annual Meeting of Stockholders in the year 2010;

2.	To ratify the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2007;

3.	To conduct such other business as may properly come before the meeting and any adjournment or postponement thereof.

Stockholders of record at the close of business on June 1, 2007 were entitled to vote at the meeting.

a.	Regarding the vote for the election of directors, the following individuals received the number of votes indicated:

	For	Withheld
Mr. John Bosch	6,506,491	1,637,583
Dr. Shelley Harrison	5,913,312	2,230,762

b.	Regarding the ratification of the selection of Deloitte & Touche LLP as our independent accountants, participating stockholders voted as follows:

For	Against	Abstain
7,331,907	90,824	721,343

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC. (Registrant)

	By:	/s/ Omer Regev
DATE: August 9, 2007		Omer Regev
Chief Financial Officer and Vice President of Finance
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.