Form 10-Q
period 2007-09-30
NETMANAGE INC
filed 2007-11-09
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of registrant’s common stock outstanding as of November 08, 2007: 9,581,012

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

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,734	$8,306
Short-term investments	20,981	19,740
Accounts receivable, net of allowances of $114 and $124, respectively	5,340	10,186
Prepaid expenses and other current assets	906	1,369

Total current assets	31,961	39,601

Property and equipment, at cost:
Computer software and equipment	2,145	1,637
Furniture and fixtures	2,990	2,805
Leasehold improvements	416	813

	5,551	5,255
Less-accumulated depreciation and amortization	(3,952)	(3,012)

Net property and equipment	1,599	2,243

Goodwill	3,648	3,648
Other intangible assets, net	810	1,099
Long-term investments	—	600
Other assets	194	162

Total assets	$38,212	$47,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$848	$1,587
Accrued liabilities	1,843	2,059
Accrued payroll and related expenses	2,142	2,396
Deferred revenue	12,261	15,927
Income taxes payable	45	245

Total current liabilities	17,139	22,214

Long-term liabilities:
Deferred revenue	1,248	3,320
Long-term income taxes payable	189	—
Other long-term liabilities	736	642

Total long-term liabilities	2,173	3,962

Total liabilities	19,312	26,176

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value - Authorized - 1,000,000 shares. No shares issued and outstanding.	—	—
Common stock, $0.01 par value - Authorized - 36,000,000 shares. Issued - 11,655,751 and 11,595,555 shares, respectively. Outstanding - 9,578,903 and 9,518,707 shares, respectively.	117	116
Treasury stock, at cost - 2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	183,642	182,945
Accumulated deficit	(140,190)	(137,243)
Accumulated other comprehensive loss	(3,865)	(3,837)

Total stockholders’ equity	18,900	21,177

Total liabilities and stockholders’ equity	$38,212	$47,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
License fees	$2,483	$3,694	$7,057	$9,596
Services	6,185	5,700	18,081	17,316

Total net revenues	8,668	9,394	25,138	26,912

Cost of revenues:
License fees	259	176	793	591
Services	901	867	2,463	2,516
Amortization of developed technology	81	70	244	210

Total cost of revenues	1,241	1,113	3,500	3,317

Gross margin	7,427	8,281	21,638	23,595

Operating expenses:
Research and development	1,367	1,770	4,761	5,524
Sales and marketing	4,610	4,946	14,390	15,176
General and administrative	1,426	1,480	4,519	4,728
Litigation settlement	(11)	—	(929)	—
Restructuring charge (recoveries)	(281)	72	2,302	97
Amortization of intangible assets	15	105	45	315

Total operating expenses	7,126	8,373	25,088	25,840

Income (loss) from operations	301	(92)	(3,450)	(2,245)
Interest income (expense) and other, net	331	281	959	821
Foreign currency transaction loss	(139)	(111)	(348)	(133)

Income (loss) before income taxes	493	78	(2,839)	(1,557)
Provision for income taxes	37	45	108	63

Net income (loss)	$456	$33	$(2,947)	$(1,620)

Net income (loss) per share:
Basic	$0.05	$0.00	$(0.31)	$(0.17)
Diluted	$0.05	$0.00	$(0.31)	$(0.17)
Weighted average common shares:
Basic	9,576	9,443	9,560	9,420
Diluted	9,723	9,728	9,560	9,420

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$456	$33	$(2,947)	$(1,620)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(76)	(77)	(29)	(106)

Total comprehensive income (loss)	$380	$(44)	$(2,976)	$(1,726)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,947)	$(1,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	984	1,360
Loss on disposal of property, plant and equipment	210	28
Provision for doubtful accounts and returns	63	(76)
Share-based compensation expense	511	501
Changes in operating assets and liabilities:
Accounts receivable	4,840	5,573
Prepaid expenses and other current assets	487	(120)
Other assets	2	33
Accounts payable	(743)	(3)
Accrued liabilities, payroll and payroll-related expenses	(749)	(684)
Deferred revenue	(5,972)	391
Income taxes payable	(13)	(39)
Other long-term liabilities	54	(94)

Net cash provided by (used in) operating activities	(3,273)	5,250

Cash flows from investing activities:
Purchases of short-term investments	(48,081)	(24,889)
Proceeds from sales and maturities of short-term investments	47,413	18,925
Purchases of property and equipment	(276)	(417)
Other	—	49

Net cash used in investing activities	(944)	(6,332)

Cash flows from financing activities:
Proceeds from sale of common stock	186	170
Proceeds from investor profit returned to Company	—	12

Net cash provided by financing activities	186	182

Effect of exchange rate changes on cash	459	318

Net decrease in cash and cash equivalents	(3,572)	(582)
Cash and cash equivalents, beginning of period	8,306	7,530

Cash and cash equivalents, end of period	$4,734	$6,948

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

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three and nine month periods ended September 30, 2007 and 2006.

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

The following table summarizes the Company’s cash, cash equivalents and short-term investments as of September 30, 2007 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,734	$—	$—	$4,734

Total cash and cash equivalents	$4,734	$—	$—	$4,734

Held-to-maturity investments:
Corporate bonds	$10,016	$3	$(4)	$10,015
Taxable municipal bonds	2,483	3	—	2,486
Government bonds	2,510	1	(5)	2,506
Commercial paper	5,961	—	—	5,961
Time deposits	11	—	—	11
Restricted cash deposits	148	—	—	148

Total investments	21,129	7	(9)	21,127
Less amounts classified as other assets	(148)	—	—	(148)

Total short-term investments	$20,981	$7	$(9)	$20,979

The following table summarizes the Company’s cash, cash equivalents, short-term and long-term investments as of December 31, 2006 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$7,840	$—	$—	$7,840
Cash equivalents	466	—	—	466

Total cash and cash equivalents	$8,306	$—	$—	$8,306

Held-to-maturity investments:
Corporate bonds	$17,555	$2	$(6)	$17,551
Taxable municipal bonds	2,073	—	(3)	2,070
Government bonds	200		—	200
Commercial paper	495	—	—	495
Time deposits	17	—	—	17
Restricted cash deposits	90	—	—	90

Total investments	20,430	2	(9)	20,423
Less amounts classified as other assets	(90)	—	—	(90)
Less amounts classified as long-term investments	(600)	—	—	(600)

Total short-term investments	$19,740	$2	$(9)	$19,733

The contractual maturity dates for held-to-maturity securities and time deposits as of September 30, 2007 are all within the next twelve months.

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

Depreciation and amortization expense for the three and nine month periods ended September 30, 2007 was $0.2 million and $0.7 million, respectively. Depreciation and amortization expense for the three and nine month periods ended September 30, 2006 was $0.3 million and approximately $0.8 million, respectively.

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

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	September 30, 2007	December 31, 2006
Carrying amount of:
Developed technology	$1,535	$1,535
Trade names	300	300

Gross carrying amount of other intangible assets	1,835	1,835
Less accumulated amortization:
Developed technology	(850)	(606)
Trade names	(175)	(130)

Net carrying amount of other intangible assets	$810	$1,099

The remaining net carrying amount of other intangible assets is expected to be amortized as follows (in thousands):

Year	Amortization Expense
Remainder of 2007 (three months)	$96
2008	385
2009	329

$810

The aggregate amortization expense for the three and nine month periods ended September 30, 2007 was $0.1 million and $0.3 million, respectively. For the three and nine month periods ended September 30, 2006 the aggregate amortization expense was $0.2 million and $0.5 million, respectively.

Accrued liabilities

Accrued liabilities at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

Description	September 30, 2007	December 31, 2006
Current restructuring (see Note 3)	$774	$60
Other accruals	1,069	1,999

Total accrued liabilities	$1,843	$2,059

Other Long-term liabilities

Other Long-term liabilities at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

Description	September 30, 2007	December 31, 2006
Long-term restructuring (see Note 3)	$471	$297
Long-term other	265	345

Other long-term liabilities	$736	$642

Concentrations of credit risk

Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash investments and trade receivables. NetManage has a cash investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. No single customer accounted for more than 10% of accounts receivable as of September 30, 2007 and December 31, 2006. There were no customers that accounted for more than 10% of consolidated net revenues in the three and nine month periods ended September 30, 2007 and 2006.

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

For the three and nine month periods ended September 30, 2007 and 2006, potentially dilutive securities, consisting of applicable stock options, are as shown in the following table. In the period in which a net loss is recorded, the potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Potentially dilutive shares (in thousands)	147	285	177	320

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$456	$33	$(2,947)	$(1,620)

Shares used to compute basic net income (loss) per share	9,576	9,443	9,560	9,420
Potentially dilutive shares used to compute net income per share on a diluted basis	147	285	—	—

Shares used to compute diluted net income (loss) per share	9,723	9,728	9,560	9,420
Net income (loss) per share:
Basic	$0.05	$0.00	$(0.31)	$(0.17)
Diluted	$0.05	$0.00	$(0.31)	$(0.17)

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

As a result of the adoption of FIN 48, the Company recognized a $23.1 million decrease in the deferred tax assets for unrecognized tax benefits related to tax positions taken in prior periods. This amount was fully offset by a valuation allowance. As such, this decrease has no impact to retained earnings in accordance with the provisions of FIN 48. At the adoption date, we had $24.1 million of unrecognized tax benefits, of which $24.0 million would affect the Company’s effective tax rate if recognized, without consideration of the related valuation allowance previously recorded. The Company did not recognize any adjustment to reserves for uncertain tax positions as a result of the implementation of FIN 48. Additionally, the Company reclassified $178,000 from current taxes payable to long-term taxes payable as of the adoption date. During the first three quarters of 2007, the Company’s FIN 48 reserve increased by $37,000, including $3,000 of accrued interest. The Company does not anticipate any unrecognized tax benefits in the next twelve months that would result in a material change to its financial position.

During the first three quarters of 2007 the Company recognized a $489,000 decrease in the deferred tax assets for unrecognized tax benefits related to tax positions taken in current period. This amount was fully offset by a valuation allowance.

The Company includes interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. The Company had $11,000 of accrued interest at December 31, 2006.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, the Company’s major tax jurisdictions are the U.S., Canada and Israel. The Company’s 1998-2006 tax years remain subject to examination by the IRS for U.S. federal tax purposes and the Company’s 2002-2006 tax years remain subject to examination by the appropriate governmental agencies for Canada and Israel tax purposes.

Share-based compensation

The fair value of the Company’s stock options granted to employees for the three and nine month periods ended September 30, 2007 and 2006, respectively, was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006
Expected Term	5.96 years	5.96 years	5.96 years	5.96 years
Volatility	48.39-49.01%	53.95-54.52%	48.39-52.03%	53.95-59.48%
Risk-free interest rate	4.31-4.64%	4.59-4.93%	4.31-4.94%	4.36-5.21%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average fair value (per share)	$2.26	$2.45	$2.50	$3.24

Share-based compensation expense

Cost of revenues and operating expenses for the three and nine month periods ended September 30, 2007 and 2006, respectively includes share based compensation related to the adoption of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues:
License fees	$3	$2	$9	$6
Services	12	13	39	35

Additional expense recorded as cost of revenues	15	15	48	41

Operating expenses:
Research and development	53	51	159	140
Sales and marketing	76	85	226	230
General and administrative	31	29	78	90

Additional expense recorded as operating expenses	160	165	463	460

Additional expense from operations	$175	$180	$511	$501

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

At September 30, 2007, the total compensation cost related to unvested share-based awards granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $0.9 million, net of estimated forfeitures of $1.0 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock options and awards activity

The following is a summary of option activity for our stock option plans for the three month period ended September 30, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2007	1,594	$5.13
Granted	118	4.32
Exercised	(7)	1.85
Forfeitures and cancellations	(83)	5.37

Outstanding at September 30, 2007	1,622	$5.08	6.44	$347

Vested and expected to vest at September 30, 2007	1,367	$5.06	6.07	$347

Exercisable at September 30, 2007	1,063	$5.04	5.35	$347

The following is a summary of option activity for our stock option plans for the nine month period ended September 30, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,595	$5.16
Granted	301	4.71
Exercised	(60)	3.10
Forfeitures and cancellations	(214)	5.76

Outstanding at September 30, 2007	1,622	$5.08	6.44	$347

Vested and expected to vest at September 30, 2007	1,367	$5.06	6.07	$347

Exercisable at September 30, 2007	1,063	$5.04	5.35	$347

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for the 1.1 million exercisable options where the market price was higher than the exercise price at September 30, 2007.

The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of the option exercise, was $14,051 and $40,142, respectively, for the three month periods ended September 30, 2007 and 2006, respectively. For the nine month periods ended September 30, 2007 and 2006, respectively, the aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of the option exercise, was $119,529 and $133,479, respectively.

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

3. Restructuring charges (recoveries):

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

On February 22, 2007, the Company implemented a restructuring of operations designed to align its business units with its core business functions, to relocate certain of its functional operations, and to reduce operating expenses. As part of the restructuring, the Company reduced its workforce in excess of 10% and recorded a $2.0 million charge to operating expenses in the first three quarters of 2007. The distribution of this reduction in workforce is as follows:

Terminations
Services	2
Research and development	14
Sales and marketing	7
General and administrative	5

Total	28

The restructuring charge included approximately $1.0 million of expenses related to facilities no longer needed as of September 30, 2007 for company operations and approximately $1.3 million of employee and other-related expenses for employee terminations. The execution of the restructuring actions will require total cash expenditures of $2.3 million. These restructuring costs are expected to be funded from internal operations and existing cash balances. In the third quarter of 2007, the Company received a release of liability for leased office space in Ottawa, Canada. The release of liability resulted in the reduction of approximately $215,000 from the February 2007 restructuring reserve and approximately $126,000 and $40,000 of deferred rent respectively from other long-term liabilities and accrued liabilities respectively.

As of September 30, 2007, the Company had incurred costs totaling approximately $2.0 million related to the restructuring, which required approximately $1.2 million in cash expenditures. The remaining reserve related to this restructuring which is included in the accrued liabilities is approximately $788,000 of which $669,000 is included in accrued liabilities and $119,000 is included in long-term liabilities.

The following table lists the components of the February 2007 restructuring reserve for the nine month period ended September 30, 2007 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2006	$—	$—	$—
Initial reserve established	979	994	1,973
Change in estimated restructuring charge previously recorded	—	(221)	(221)
Additional reserve established during the second and third quarters of 2007	346	—	346
Reserve utilized in nine months ended September 30, 2007	(577)	(733)	(1,310)

Balance at September 30, 2007	$748	$40	$788

On January 31, 2003, the Company announced a restructuring of its operations in response to the sluggish North America and European economies. The Company concluded that it was necessary to refocus its operations and reduce its operating expenses and initially recorded $3.2 million in restructuring charges to its operating expenses. The Company subsequently recorded a reduction to the restructuring charge of $0.3 million primarily related to a sublease in Ottawa, Canada and for employee severance costs in Europe. The Company anticipates that the execution of the restructuring actions will require total cash expenditures of $2.8 million, which is expected to be funded from operations and existing cash balances. In the three month period ended March 31, 2006, the Company recorded an increase in the restructuring charge of $7,000 as an adjustment to the expected facility obligations in Ottawa, Canada. As of September 30, 2007, the Company had incurred net costs totaling $2.8 million related to the restructuring, which has required $2.8 million in cash expenditures. As of September 30, 2007, there are no more obligations for restructuring reserve related to the January 2003 restructuring.

The following table lists the components of the January 2003 restructuring reserve for the nine month period ended September 30, 2007 (in thousands):

Excess Facilities
Balance at December 31, 2006	$25
Change in estimate recorded in restructuring charge in the nine month period ended September 30, 2007	(14)
Reserve utilized during the nine month period ended September 30, 2007	(11)

Balance at September 30, 2007	$—

In August 1998, following the acquisition of FTP Software Inc. (FTP), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. For the nine month period ended September 30, 2007, the Company recorded a change in estimate of $353,000. The change in estimate is composed of adjustments to expected lease, sublease and associated obligations related to the Birmingham, U.K. facility and related foreign exchange adjustments on the long-term lease commitments and related sublease income. The remaining reserve related to this restructuring at September 30, 2007 is $457,000 of which $105,000 is included in accrued liabilities and $352,000 is included in long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the nine month period ended September 30, 2007 (in thousands):

Excess Facilities
Balance at December 31, 2006	$332
Change in estimate recorded in restructuring charge in the nine month period ended September 30, 2007	354
Reserve utilized during the nine month period ended September 30, 2007	(229)

Balance at September 30, 2007	$457

4. Segment information

The Company operates in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company designs, develops, markets and sells software products involving both client-side and server-side solutions. NetManage’s chief operating decision maker is its Chief Executive Officer. The Company has operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 36% and 40% for each of the three month periods ended September 30, 2007 and 2006, respectively and were 37% and 36% for each of the nine months ended September 30, 2007 and 2006, respectively.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
North America operations	$5,532	$5,598	$15,722	$17,291
European operations	3,006	3,648	8,888	9,032
Latin America operations	34	60	142	261
Asian operations	96	88	386	328

Total net revenues	$8,668	$9,394	$25,138	$26,912

5. Commitments and contingencies:

Legal proceedings

Litigation settlement for the nine month period ended September 30, 2007 in the amount of $929,000 includes $918,000 that was received by the Company during the second quarter of 2007 in connection with the settlement of litigation filed by the Company in 2003 and from $11,000 that was received by the Company during the third quarter of 2007 in connection with the settlement of a complaint filed in 2005. These settlements are reflected as a reduction of operating expenses.

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

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company has a single capital equipment lease. As of September 30, 2007, future minimum rental and lease payments, primarily for facilities net of any sublease income, under non-cancelable operating and capital leases are as follows (in thousands):

	Amount of commitment expiration per period
	Total	Less Than 12 Months	13-24 Months	25-36 Months	More Than 36 Months
Capital lease	$21	$7	$7	$7	$—
Operating leases	5,067	1,964	1,562	798	743

Total	$5,088	$1,971	$1,569	$805	$743

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

The fair value of the option is subject to change over the vesting period of the option based on changes in the underlying assumptions. For the three and nine month periods ended September 30, 2007, the Company recorded approximately $7,000 in compensation expense under this agreement and recorded total aggregate cash and non-cash compensation of approximately $45,000 included in General and Administrative expense in the Condensed Consolidated Statements of Operations.

7. Subsequent events

In October 2007 the Compensation Committee approved a Severance and Retention plan (the “Plan”). The Plan provides for the retention and severance benefits for executives, including the CEO, and other key employees consisting of stock option grants and cash bonuses for the next two years. In connection with the Plan, the Company granted approximately 197,000 options to 16 employees. Under the terms of the Plan eligible employees will received a bonus of 25% of base salary on the first anniversary of the Plan and 50% of base salary on the second anniversary if employed by the Company on those anniversary dates. The Company will accrue for the cash bonuses over the two year period and amortize the compensation expense associated with the stock option grants under SFAS 123R.

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

We have a direct sales force of 37 quota-carrying salespeople that generate the majority of our net revenues, two of which are exclusively selling through channels. Not all customers buy directly from us and many of our customers choose to place their orders through one of our channel partners because of pre-existing relationships they may have with them. We believe additional growth opportunities exist through indirect channels and further development of those channels is a priority for us. We also license our Librados adapters to independent software vendors (ISVs) for inclusion in their product or service offerings. We believe sales to ISVs will increase sales in the future but may fluctuate from quarter to quarter.

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

On February 22, 2007, we implemented a restructuring of operations designed to align our business units with our core business functions, to relocate certain of our functional operations, and to reduce our operating expenses. As part of the restructuring, we reduced our workforce in excess of 10% and recorded a $2.3 million charge to operating expenses in the nine months ended September 30, 2007. The restructuring charge included approximately $1 million of expenses related to facilities no longer needed for company operations and $1.3 million of employee and other-related expenses for employee terminations. In the third quarter of 2007, the Company received a release of liability for leased office space in Ottawa, Canada. The release of liability resulted in the reduction of approximately $215,000 from the February 2007 restructuring reserve and approximately $126,000 and $40,000 of deferred rent respectively from other long-term liabilities and accrued liabilities respectively.

Three months ended September 30, 2007 compared to September 30, 2006 (in thousands):

	Three months ended September 30,
	2007	2006	Change
Net revenues
License fees	$2,483	$3,694	$(1,211)	-33%
Services	6,185	5,700	485	9%

Total net revenues	$8,668	$9,394	$(726)	-8%
As a percentage of net revenues:
License fees	28.6%	39.3%
Services	71.4%	60.7%

Total net revenues	100.0%	100.0%
Gross margin—license fees	$2,224	$3,518	$(1,294)	-37%
Gross margin—services	5,284	4,833	451	9%
Gross margin—amortization of developed technology	(81)	(70)	(11)	16%

Total gross margin	$7,427	$8,281	$(854)	-10%
As a percentage of net revenues:
Gross margin—license fees	25.7%	37.4%
Gross margin—services	61.0%	51.4%
Gross margin—amortization of developed technology	-0.9%	-0.7%

Total gross margin	85.8%	88.1%
Research and development	$1,367	$1,770	$(403)	-23%
As a percentage of net revenues:	15.8%	18.8%
Sales and marketing	$4,610	$4,946	$(336)	-7%
As a percentage of net revenues:	53.2%	52.7%
General and administrative	$1,426	$1,480	$(54)	-4%
As a percentage of net revenues:	16.5%	15.8%
Litigation settlement	$(11)	$—	$(11)	0%
As a percentage of net revenues:	-0.1%	0.0%
Restructuring charge (recoveries)	$(281)	$72	$(353)	-490%
As a percentage of net revenues:	-3.2%	0.8%
Amortization of intangibles	$15	$105	$(90)	-86%
As a percentage of net revenues:	0.2%	1.1%
Interest income (expense) and other, net	$331	$281	$50	18%
As a percentage of net revenues:	3.8%	3.0%
Foreign currency transaction loss	$(139)	$(111)	$(28)	25%
As a percentage of net revenues:	-1.6%	-1.2%
Provision for income taxes	$37	$45	$(8)	-18%
As a percentage of net revenues:	0.4%	N/A (1)
Net (loss) Income	$456	$33	$423	1,283%
As a percentage of net revenues:	5.3%	0.4%

(1)	The effective tax rates for the three month periods ended September 30, 2007 and 2006 were less than 1% due to the consolidated tax loss position.

Nine months ended September 30, 2007 compared to September 30, 2006 (in thousands):

	Nine months ended September 30,
	2007	2006	Change
Net revenues
License fees	$7,057	$9,596	$(2,539)	-26%
Services	18,081	17,316	765	4%

Total net revenues	$25,138	$26,912	$(1,774)	-7%
As a percentage of net revenues:
License fees	28.1%	35.7%
Services	71.9%	64.3%

Total net revenues	100.0%	100.0%
Gross margin—license fees	$6,264	$9,005	$(2,741)	-30%
Gross margin—services	15,618	14,800	818	6%
Gross margin—amortization of developed technology	(244)	(210)	(34)	16%

Total gross margin	$21,638	$23,595	$(1,957)	-8%
As a percentage of net revenues:
Gross margin—license fees	24.9%	33.5%
Gross margin—services	62.1%	55.0%
Gross margin—amortization of developed technology	-1.0%	-0.8%

Total gross margin	86.0%	87.7%
Research and development	$4,761	$5,524	$(763)	-14%
As a percentage of net revenues:	18.9%	20.5%
Sales and marketing	$14,390	$15,176	$(786)	-5%
As a percentage of net revenues:	57.2%	56.4%
General and administrative	$4,519	$4,728	$(209)	-4%
As a percentage of net revenues:	18.0%	17.6%
Litigation settlement	$(929)	$—	$(929)	0%
As a percentage of net revenues:	-3.7%	0.0%
Restructuring charge	$2,302	$97	$2,205	2,273%
As a percentage of net revenues:	9.2%	0.4%
Amortization of intangibles	$45	$315	$(270)	-86%
As a percentage of net revenues:	0.2%	1.2%
Interest income (expense) and other, net	$959	$821	$138	17%
As a percentage of net revenues:	3.8%	3.1%
Foreign currency transaction loss	$(348)	$(133)	$(215)	162%
As a percentage of net revenues:	-1.4%	-0.5%
Provision for income taxes	$108	$63	$45	71%
As a percentage of net revenues:	N/A (1)	N/A (1)
Net loss	$(2,947)	$(1,620)	$(1,327)	82%
As a percentage of net revenues:	-11.7%	-6.0%

(1)	The effective tax rates for the nine month periods ended September 30, 2007 and 2006 were less than 1% due to the consolidated tax loss position.

Net revenues

Total net revenues decreased 8% for the three months ended September 30, 2007 as compared to the same period in 2006. The decrease in total net revenues resulted from a decline in license fees of $1.2 million, or 33%, partially offset by a 9% or $485,000 increase in services revenues. License fees represented 29% of our total net revenues in the third quarter of 2007 compared to 39% of total net revenues in the third quarter of 2006. The decrease in our license fees for the three months ended September 30, 2007 relative to the same period in 2006 was primarily the result of customers delaying buying decisions in upgrading their existing systems and complex integration buying processes. Net revenues decreased 7% for the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease in total net revenues resulted from a decline in license fees of $2.5 million, or 26%, partially offset by a 4% or $765,000 increase in services revenues. We believe the decrease in license fees resulted from lower productivity as a result of restructuring of the North America sales force, during the first quarter of 2007, and was partially offset by the consulting services from new technology projects.

We have operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues were approximately 36% and 40% for each of the three month periods ended September 30, 2007 and 2006, respectively and were 37% and 36% for each of the nine months ended September 30, 2007 and 2006, respectively.

No customer accounted for more than 10% of net revenues in either of the three or nine month periods ended September 30, 2007 and 2006. Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and license fees in any quarter are substantially dependent on orders booked in that quarter.

Gross margin

Gross margin decreased $854,000, or 10% and $2.0 million or 8% for the three and nine month periods ended September 30, 2007 respectively, as compared to the same periods in 2006 primarily because of the decrease in net revenues. Total gross margin as a percentage of net revenues decreased from 88% to 86% for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006. The decrease in gross margin for the three month period ending September 30, 2007 compared to the same period in 2006 is due to the decrease in net revenues of $0.7 million and increase of $0.2 million in the cost of sales. The decrease in gross margin for the nine month period ending September 30, 2007 compared to the same period in 2006 is due to the decrease in net revenues of $1.8 million, increases in cost of license of $0.1 million for government encryption, $0.2 million in consulting and other services and increase in cost of operations of $0.1 million. These increases in cost of revenue were offset by $0.2 million due in part to reductions in salaries, recruiting and allocated occupancy.

Gross margin on license fees as a percentage of license fees revenue were 90% and 89% for the three and nine month periods ended September 30, 2007 respectively and 95% and 94% for the three and nine month periods ended September 30, 2006 respectively. The change during these periods was primarily due to a reduction in license fees of $1.2 million and $2.5 million, and an increase in the cost of license fees of approximately $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2007, respectively from the comparative periods in 2006. Gross margin on services as a percentage of services revenues increased from 85% for the nine months ended September 30, 2006 to 86% for the nine months ended September 30, 2007. The increase in gross margin on services for the nine months ended September 30, 2007 as compared to the same period in 2006, was primarily due to the increase in services revenue of $0.8 million and an increase in consulting services in Spain and Italy, offset by a decrease in customer service expense due to the restructuring in Ottawa, Canada.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R & D expenses decreased $403,000, or 23% and $763,000, or 14% for the three and nine month periods ended September 30, 2007, respectively, from the comparative periods in 2006. The decrease in R&D expense results mainly from lower salaries and travel expenses due to a reduction in headcount in the first three quarters of 2007 as a result of restructuring activities and lower corporate expense allocations.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in either the three or nine month periods ended September 30, 2007 or 2006.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales personnel, salaries and benefits of marketing personnel, travel, and occupancy and related costs. Sales and marketing expenses decreased $336,000, or 7% and $786,000, or 5% for the three and nine month periods ended September 30, 2007, respectively, from the comparative periods in 2006. The decreases in expense for the three and nine months ended September 30, 2007 from the comparative periods in 2006 were primarily the result of decreases in salary, commissions, other benefits, travel, recruiting and advertising, offset by consulting, outside services and corporate allocated occupancy.

General and administrative

General and administrative, or G & A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. G & A expenses decreased $54,000, or 4% and $209,000, or 4% for the three and nine month periods ended September 30, 2007, respectively, from the comparative periods in 2006. The decrease in G&A expense for the three and nine month periods ended September 30, 2007, compared to the same periods in 2006 was a result of reductions in salaries, litigation, recruiting, business licenses, taxes and corporate occupancy allocations, offset in part by increased professional service, accounting fees, travel and consulting expenses.

Litigation settlement

Litigation settlement for the nine month period ended September 30, 2007 in the amount of $929,000 includes $918,000 that was received by the Company during the second quarter of 2007 in connection with the settlement of litigation filed by the Company in 2003 and from $11,000 that was received by the Company during the third quarter of 2007 in connection with the settlement of a complaint filed in 2005. These settlements are reflected as a reduction of operating expenses.

Restructuring charges

Restructuring charges consist of charges recorded for the restructuring event implemented in February 2007, January 2003, and August 1998, to align our core business functions, to relocate certain operations and to reduce operating expenses. Restructuring charges also include adjustments to the estimated cost of restructuring activities made in previous periods. The restructuring benefit for the three month period ended September 30, 2007 includes $59,000 charge related to the change in estimate for future sublease obligations with our Birmingham, U.K. facility, offset by a release of net benefit of $340,000 from the February 2007 restructuring activity for facility costs and personnel costs. The restructuring charges for the nine month period ended September 30, 2007 includes $1.0 million for facility costs and $1.3 million in personnel costs. The restructuring charges for the three and nine month periods ended September 30, 2006 were $72,000 and $97,000, respectively and relate to the change in estimate for future sublease obligations primarily associated with our Birmingham, U.K. facility and to the effect of fluctuations in exchange rates on the underlying currencies in which the obligations are denominated.

Amortization of other intangible assets

Amortization expense was $15,000 and $105,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $45,000 and $315,000 for the nine month periods ended September 30, 2007 and 2006 respectively. The decrease in amortization expense of $90,000 and $270,000 for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006, is the result of intangible assets that were fully amortized in the fourth quarter of 2006. Amortization of trade names is recorded on a straight-line basis over an estimated useful life of five years.

Interest income (expense) and other, net

Interest income (expense) and other, net was $331,000 and $281,000 for the three month periods ended September 30, 2007 and 2006, respectively and $959,000 and $821,000 for the nine month periods ended September 30, 2007 and 2006, respectively. Our interest income increased in the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 as a result of investing a larger proportion of our cash in interest bearing securities at higher average rates.

The following table identifies the components of our interest income (expense) and other, net for the three and nine month periods ended September 30, 2007 and 2006, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest income (expense)
On cash and investments	$285	$284	$929	$707
On tax refunds	—	—	—	1
Interest expense	(1)	(2)	(15)	(6)
Other income (expense)	47	(1)	45	119

Interest income (expense) and other, net	$331	$281	$959	$821

Foreign currency transaction gains (losses)

For the three and nine month periods ended September 30, 2007, we recorded transaction losses of $139,000 and $348,000 respectively and for the same periods in 2006, transaction losses of $111,000 and $133,000, respectively.

Except as noted, transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British pound (Pound) and the Euro. For the three and nine month periods ended September 30, 2007 and 2006, the relationship of the Shekel to the USD, the Pound and the Euro was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
USD % Change	-5.4%	-4.0%	-4.4%	-6.2%
Pound % Change	-4.5%	-0.4%	-1.4%	2.0%
Euro % Change	-0.6%	-2.7%	2.9%	0.4%

Provision for income taxes

For the three and nine month periods ended September 30, 2007 and 2006, NetManage reported income tax provisions composed of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
US federal tax	$—	$1	$—	$2
US state tax	11	13	35	(2)
International tax	26	31	75	147
Income tax refunds:
US state	—	—	(2)	—
International	—	—	—	(84)

Total provision (benefit) for income taxes	$37	$45	$108	$63

The provision for the three and nine months ended September 30, 2007 and 2006 primarily comprise miscellaneous state income and taxes related to the earnings of our foreign subsidiaries offset by various refunds related to these jurisdictions. The income tax provision includes approximately $3,000 of interest expense and penalties for the quarter ended September 30, 2007.

Disclosures about market risk

Disclosures about market risk can be found below, under Item 3– Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources (in thousands);

	As of September 30, 2007	As of December 31, 2006
Cash, cash equivalents and short-term investments	$4,734	$8,306
Short-term investments	$20,981	$19,740
Long-term investments	$—	$600
Working capital	$14,822	$17,387

	For the nine months ended
	September 30, 2007	September 30, 2006
Net cash provided by (used in) operating activities	$(3,273)	$5,250
Net cash used in investing activities	$(944)	$(6,332)
Net cash provided by financing activities	$186	$182

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

Net cash used in operating activities decreased by approximately $8.5 million from $5.2 million of net cash provided to $3.3 million net cash used in the nine months ended September 30, 2007 as compared to the corresponding period in 2006. This decrease is primarily a result of the $1.3 million change in net loss from $1.6 million for the nine months ended September 30, 2006 to $2.9 million for the nine months ended September 30, 2007, a reduction in deferred revenue of approximately $6.4 million, a reduction in accounts receivable of approximately $0.7 million and a reduction in accounts payables of approximately $0.7 million. This $9.1 million decrease is offset by an increase in the change in prepaid expenses and other current assets of $0.6 million.

Net cash used in investing activities decreased by approximately $5.4 million from $6.3 million to $0.9 million in the nine months ended September 30, 2007 as compared to the corresponding period in 2006. In the nine months ended September 30, 2007, the Company invested an additional $0.7 million in cash in interest bearing securities as compared to the initial net investment of $6.0 million made in the nine months ended September 30, 2006. The Company expects to continue to invest in short-term and long-term investments and to purchase additional property and equipment to support our operations.

Net cash provided by financing activities is derived primarily from proceeds from the sale of common stock through employee stock option plans and the employee stock purchase plan which was suspended in November 2006. Net cash provided by financing activities increased by $4,000 to $186,000 from $182,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. This increase is primarily a result of proceeds received from shares issued in connection with employee stock plans of $16,000, offset in part by decrease of $12,000 in proceeds received from an investor for a short-term profit earned within six months of acquiring 10% of the Company’s common stock, from $12,000 for the nine months ended September 30, 2006 to no proceeds for the nine months ended September 30, 2007.

At September 30, 2007, we had working capital of $14.8 million. We believe that our current cash balance and investments and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements, currently identified projects and planned objectives for at least the next 12 months.

If our credit rating was to change materially, it could affect our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Contractual obligations

A table of our contractual obligations as of September 30, 2007 is included in Note 5 to Condensed Consolidated Financial Statements–Commitments and contingencies.

Off-balance sheet arrangements

As of September 30, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity.

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

Allowance for doubtful accounts, sales returns and rebates: In establishing our allowance for doubtful accounts we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. Our accounts receivable balance was $5.3 million and $10.2 million, net of our allowance for doubtful accounts of $106,000 and $117,000 at September 30, 2007 and December 31, 2006, respectively. In establishing our sales return, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. Our reserves for returns were $8,000 and $6,000 at September 30, 2007 and December 31, 2006, respectively, and represented less than 0.1% of total net revenues for both the nine month period ended September 30, 2007 and for the twelve month period ended December 31, 2006. Our rebate reserves are based on our estimates of potential future rebates related to current period product revenues and includes an analysis of historical rebate expenses. Our reserve for rebates was $0 and $1,000 at September 30, 2007 and December 31, 2006, respectively, and represented less than 0.1% of total net revenues for the twelve month period ended December 31, 2006.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure, or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our restructuring reserves were $1,245,000 and $357,000 at September 30, 2007 and December 31, 2006, respectively. For further discussion, see Note 3 to the Notes to Condensed Consolidated Financial Statements.

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

We currently do not enter into financial instruments for hedging or speculative purposes. There were no forward foreign exchange contracts used during the nine months period ended September 30, 2007. We may institute a foreign currency hedging program in the future.

The following table presents the potential impact on cash flow of changes in exchange rates on foreign denominated assets and liabilities as noted (in thousands):

	Cash flow impact on change in exchange rates
	September 30, 2007	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1) (2)	$5,454	$(384)	$(241)	$198	$283
Accounts payable (2)	(848)	84	53	(43)	(62)
Inter-company with U.S. (3)	(27,831)	4,911	3,092	(2,530)	(3,630)

(1)	Accounts receivable does not include allowances of $114,000.

(2)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.

(3)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of September 30, 2007 and that there is no change in rates between the various non-U.S. dollar currencies. The offset entry for this change in exchange rates would be to foreign currency transaction gain (loss) in the Condensed Consolidated Statements of Operations.

Item 4.	Controls and Procedures

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

With the exception of hiring of a Chief Financial Officer in April 2007, there have been no changes in the Company’s internal controls during the most recent fiscal quarter covered by this report, or in any other factors that could affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, that have affected or are reasonably likely to materially affect its internal control over financial reporting during NetManage’s most recent fiscal quarter covered by this report.

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

We made no repurchases of our common stock during the nine month period ended September 30, 2007. In addition, we made no sales of unregistered securities during the nine month period ended September 30, 2007.

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

NETMANAGE, INC.
(Registrant)
DATE: November 9, 2007	By:	/s/ Omer Regev
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