Form 10-Q
period 2008-03-31
NETMANAGE INC
filed 2008-05-15
CIK 909793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of May 13, 2008: 9,678,171

NetManage, Inc.

Forward-looking statements

Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements, including those described in our Annual Report on Form 10-K in Item 1A—”Risk Factors”. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

NETMANAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23,903	$15,141
Short-term investments	6,017	10,223
Accounts receivable, net of allowances of $104 and $106, respectively	4,985	10,530
Prepaid expenses and other current assets	924	802

Total current assets	35,829	36,696

Property and equipment, at cost:
Computer software and equipment	2,024	1,921
Furniture and fixtures	3,094	3,054
Leasehold improvements	444	429

	5,562	5,404
Less-accumulated depreciation and amortization	(4,308)	(3,990)

Net property and equipment	1,254	1,414

Goodwill	3,648	3,648
Other intangible assets, net	617	714
Other assets	178	185

Total assets	$41,526	$42,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,115	$1,194
Accrued liabilities	1,948	1,821
Accrued payroll and related expenses	2,776	2,856
Deferred revenue	13,382	14,968
Income taxes payable	42	26

Total current liabilities	19,263	20,865

Long-term liabilities:
Deferred revenue	313	445
Long-term income taxes payable	229	229
Other long-term liabilities	491	530

Total long-term liabilities	1,033	1,204

Total liabilities	20,296	22,069

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value - Authorized - 1,000,000 shares. No shares issued and outstanding.	—	—
Common stock, $0.01 par value - Authorized - 36,000,000 shares. Issued - 11,706,925 and 11,678,082 shares, respectively. Outstanding - 9,630,077 and 9,601,234 shares, respectively.	117	117
Treasury stock, at cost - 2,076,848 shares	(20,804)	(20,804)
Additional paid in capital	184,232	183,948
Accumulated deficit	(138,892)	(139,197)
Accumulated other comprehensive loss	(3,423)	(3,476)

Total stockholders’ equity	21,230	20,588

Total liabilities and stockholders’ equity	$41,526	$42,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues:
License fees	$2,416	$1,770
Services	6,473	5,914

Total net revenues	8,889	7,684

Cost of revenues:
License fees	158	270
Services	912	760
Amortization of developed technology	81	81

Total cost of revenues	1,151	1,111

Gross margin	7,738	6,573

Operating expenses:
Research and development	1,376	1,738
Sales and marketing	3,926	5,042
General and administrative	1,706	1,466
Restructuring charge	370	2,196
Amortization of intangible assets	15	15

Total operating expenses	7,393	10,457

Income (loss) from operations	345	(3,884)
Interest income and other, net	182	302
Foreign currency transaction gain (loss)	(154)	63

Income (loss) before income taxes	373	(3,519)
Provision for income taxes	68	37

Net income (loss)	$305	$(3,556)

Net income (loss) per share:
Basic	$0.03	$(0.37)
Diluted	$0.03	$(0.37)
Weighted average common shares:
Basic	9,630	9,540
Diluted	9,714	9,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$305	$(3,556)
Other comprehensive income (loss):
Foreign currency translation adjustments	53	(13)

Total comprehensive income (loss)	$358	$(3,569)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$305	$(3,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	290	337
Loss on disposal of property, plant and equipment	2	208
Provision for doubtful accounts and returns	(7)	85
Share-based compensation expense	139	182
Changes in operating assets and liabilities:
Accounts receivable	5,672	4,729
Prepaid expenses and other current assets	(104)	51
Other assets	(1)	8
Accounts payable	(101)	(92)
Accrued liabilities, payroll and payroll-related expenses	(129)	64
Deferred revenue	(2,054)	(2,323)
Income taxes payable	14	(20)
Other long-term liabilities	(53)	681

Net cash provided by operating activities	3,973	354

Cash flows from investing activities:
Purchases of short-term investments	(19,993)	(13,223)
Proceeds from sales and maturities of short-term investments	24,219	12,248
Purchases of property and equipment	(14)	(114)

Net cash provided by (used in) investing activities	4,212	(1,089)

Cash flows from financing activities:
Proceeds from issuance of common stock	145	68

Net cash provided by financing activities	145	68

Effect of exchange rate changes on cash	432	(51)

Net increase (decrease) in cash and cash equivalents	8,762	(718)
Cash and cash equivalents, beginning of period	15,141	8,306

Cash and cash equivalents, end of period	$23,903	$7,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

NETMANAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial data:

The accompanying interim unaudited condensed consolidated financial statements of NetManage, Inc. and subsidiaries (the “Company” or “NetManage”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. Actual results for fiscal year 2008 could differ materially from those reported in this quarterly report on Form 10-Q. The Company believes the results of operations for interim periods are subject to fluctuation and may not be an indicator of future financial performance. The financial statements should be read in conjunction with the audited financial statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008.

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

The Company currently does not enter into financial instruments for either trading or speculative purposes. The Company held no forward foreign exchange contracts used during the three month periods ended March 31, 2008 and 2007.

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

As of March 31, 2008 the Company’s investments are considered available-for-sale and primarily consist of high grade debt securities. These securities are carried at fair market value based on market quotes. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in “Accumulated other comprehensive loss”.

The following table summarizes NetManage’s available-for-sale securities recorded as cash, cash equivalents and short-term investments as of March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains (losses)	Fair Value
Cash and cash equivalents	$23,903	$—	$23,903
Commercial paper	4,991	2	4,993
Government bonds	1,004	—	1,004
Time deposits	20	—	20
Less amounts classified as Cash and cash equivalents	(23,903)	—	(23,903)

Total short-term investments	$6,015	$2	$6,017

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS No. 157 did not have a significant impact on our financial statements.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Further information about the application of SFAS No. 157 may be found in Note 7 below.

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

Depreciation and amortization expense for the three month periods ended March 31, 2008 and 2007 was $0.2 million and $0.2 million, respectively.

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

The following table provides a summary of the carrying amounts of other intangible assets that will continue to be amortized (in thousands):

	March 31, 2008	December 31, 2007
Carrying amount of:
Developed technology	$1,535	$1,535
Trade names	300	300

Gross carrying amount of other intangible assets	$1,835	$1,835
Less accumulated amortization:
Developed technology	(1,013)	(931)
Trade names	(205)	(190)

Net carrying amount of other intangible assets	$617	$714

The remaining net carrying amount of other intangible assets is expected to be amortized as follows (in thousands):

Year	Amortization Expense
Remainder of 2008 (nine months)	$289
2009	328

$617

The aggregate amortization expense for the three month periods ended March 31, 2008 and 2007, respectively, was $0.1 million and $0.1 million, respectively.

Accrued liabilities

Accrued liabilities at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

Description	March 31, 2008	December 31, 2007
Current restructuring (see Note 3)	$683	$593
Other accruals	1,265	1,228

Total accrued liabilities	$1,948	$1,821

Other accruals include legal and accounting fees, sales & use tax and VAT obligations, customer deposits and other obligations and accrued expenses.

Long-term liabilities

Long-term liabilities at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

Description	March 31, 2008	December 31, 2007
Long-term restructuring (see Note 3)	$270	$310
Long-term other	221	220

Other long-term liabilities	491	530
Long-term income taxes payable	229	229
Long-term deferred revenue	313	445

Total long-term liabilities	$1,033	$1,204

Concentrations of credit risk

Financial instruments, which potentially subject NetManage to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and trade receivables. NetManage has an investment policy that limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as less than creditworthy. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising NetManage’s customer base and their dispersion across many different industries and geographies. No single customer accounted for more than 10% of accounts receivable as of March 31, 2008 and December 31, 2007. There were no customers that accounted for more than 10% of consolidated revenues in the three month periods ended March 31, 2008 and 2007.

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

For the three month periods ended March 31, 2008 and 2007, potentially dilutive securities, consisting of applicable stock options, are as shown in the following table. In the period in which a net loss is recorded, the potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

	Three Months Ended March 31,
	2008	2007
Potentially dilutive shares for options for which the exercise price is higher than the market price of number of options outstanding (in thousands):	639	270

The following table sets forth the computation of basic and diluted net income (loss) per share for the three month periods ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$305	$(3,556)

Shares used to compute basic net income (loss) per share	9,630	9,540
Potentially dilutive shares used to compute net income (loss) per share on a diluted basis	84	—

Shares used to compute diluted net income (loss) per share	9,714	9,540
Net income (loss) per share:
Basic	$0.03	$(0.37)
Diluted	$0.03	$(0.37)

Revenue recognition

NetManage derives revenue primarily from two sources: (1) license fees, which includes software license and, to a lesser extent, royalty revenue, and (2) support and services revenue, which includes software license maintenance and, to a lesser extent, consulting services. NetManage licenses its software products on a term basis and on a perpetual basis. Its term-based arrangements are primarily for a period of 12 months. NetManage also licenses its software in both source code and object code format. NetManage applies the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

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

Deferred revenue

Deferred revenue is primarily comprised of advance billing for service, support and maintenance agreements and revenue deferred for other services yet to be completed as well as license revenue for which collectability is not assured or customer acceptance is required. Deferred revenue is not recognized as revenue until the completion of related performance and acceptance criteria.

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

During the first quarter of 2008 and 2007, we recognized a $835,000 and $161,000 decrease, respectively, in the deferred tax assets for unrecognized tax benefits related to tax positions taken in current periods. This amount was fully offset by a valuation allowance.

The Company includes interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. The Company had $16,000 of accrued interest and penalties at December 31, 2007.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdictions are the U.S., Canada, and Israel. Our 1998-2006 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2002-2006 tax years remain subject to examination by the appropriate governmental agencies for Canada and Israel tax purposes.

Share-based compensation

The fair value of the Company’s stock options granted to employees for the three month periods ended March 31, 2008 and 2007, respectively, was estimated using the following weighted-average assumptions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Expected Term	5.72 - 5.81 years	5.96 years
Volatility	47.74%	50.96 – 52.03%
Risk-free interest rate	2.67 – 3.01%	4.53 – 4.81%
Dividend yield	0.00%	0.00%
Weighted average fair value (per share)	$2.29	$2.90

Share-based compensation expense

Cost of revenues and operating expenses for the three month periods ended March 31, 2008 and 2007, respectively includes share based compensation related to SFAS No. 123(R), Share-Based Payment (SFAS 123(R)).

The following table shows total share-based compensation expense included in the Condensed Consolidated Statement of Operations for the three month periods ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007
Cost of revenues:
License fees	$2	$3
Services	11	13

Additional expense recorded as cost of revenues	13	16

Operating expenses:
Research and development	37	53
Sales and marketing	70	95
General and administrative	19	18

Additional expense recorded as operating expenses:	126	166

Additional expense recorded in loss from operations:	$139	$182

As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards that vest or are expected to vest.

At March 31, 2008 the total compensation cost related to unvested share-based awards granted to employees and directors under the Company’s stock option plans but not yet recognized was approximately $0.8 million, net of estimated forfeitures of $0.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock options and awards activity

The following is a summary of option activity for our stock option plans for the three month period ended March 31, 2008 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,704	$4.92
Granted	1	4.78
Exercised	(29)	5.03
Forfeitures and cancellations	(59)	5.38

Outstanding at March 31, 2008	1,617	$4.90	6.44	$331

Vested and expected to vest at March 31, 2008	1,347	$4.93	5.96	$328

Exercisable at March 31, 2008	1,015	$5.05	4.95	$322

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for the options where the market price was higher than the exercise price at March 31, 2008.

The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of the option exercise, was $21,130 and $62,734, respectively, for the three month periods ended March 31, 2008 and 2007, respectively.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of SFAS 159 became effective for us on January 1, 2008. The Company chose not to make any fair value evaluation under SFAS 159 for any of its financials assets or liabilities.

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

In March 2008, the Company implemented a restructuring of its operations designed to further align its business units with its core business functions, to relocate certain of its functional operations, and to reduce operating expenses. As part of the restructuring, the Company reduced its workforce in excess of 4% and recorded an approximately $289,000 charge to operating expenses in the first quarter of 2008. The distribution of this reduction in workforce is as follows:

Terminations
Services	2
Sales and marketing	2
General and administrative	2

Total	6

The restructuring charge included approximately $289,000 of expenses for employee and other-related expenses for employee terminations. These restructuring costs are expected to be funded from internal operations and existing cash balances. The reserve consists of $279,000, which is included in accrued liabilities and $10,000, which is included in long-term liabilities.

The following table lists the components of the March 2008 restructuring reserve for the three month period ended March 31, 2008 (in thousands):

Employee Costs
Balance at December 31, 2007	$—
Initial reserve established	289
Reserve utilized in three months ended March 31, 2008	—

Balance at March 31, 2008	$289

On February 22, 2007, the Company implemented a restructuring of operations designed to align its business units with its core business functions, to relocate certain of its functional operations, and to reduce operating expenses. As part of the restructuring, the Company reduced its workforce in excess of 10% and recorded a release of charge of $62,000 to operating expenses in the first quarter of 2008. The distribution of this reduction in workforce is as follows:

Terminations
Services	2
Research and development	14
Sales and marketing	7
General and administrative	6

Total	29

The 2007 restructuring charge included a release of approximately $30,000 of expenses related to change in estimate of facilities no longer needed as of March 31, 2008 for company operations and a release of approximately $32,000 for change in estimate in employee and other-related expenses for employee terminations. The execution of the 2007 restructuring actions will require total cash expenditures of $307,000. These restructuring costs are expected to be funded from internal operations and existing cash balances. The remaining reserve related to this restructuring is approximately $307,000, which is included in accrued liabilities.

The following table lists the components of the February 2007 restructuring reserve for the three month period ended March 31, 2008 (in thousands):

	Employee Costs	Excess Facilities	Total
Balance at December 31, 2007	$510	$30	$540
Change in estimate recorded in restructuring charge in the three month period ended March 31, 2008	(32)	(30)	(62)
Reserve utilized in three months ended March 31, 2008	(171)	—	(171)

Balance at March 31, 2008	$307	$—	$307

In August 1998, following the acquisition of FTP Software Inc. (FTP), the Company initiated a plan to restructure its worldwide operations as a result of business conditions and in connection with the integration of the operations of FTP. In connection with this plan, the Company recorded a $7.0 million charge to operating expenses in 1998. For the three month period ended March 31, 2008, the Company recorded a change in estimate of $143,000. The change in estimate is composed of adjustments to expected lease, sublease and associated obligations related to the Birmingham, U.K. facility and related foreign exchange adjustments on the long-term lease commitments and related sublease income. The remaining reserve related to this restructuring at March 31, 2008 is $357,000 of which $97,000 is included in accrued liabilities and $260,000 is included in long-term liabilities.

The following table lists the components of the FTP restructuring reserve for the three month period ended March 31, 2008 (in thousands):

Excess Facilities
Balance at December 31, 2007	$363
Change in estimate recorded in restructuring charge in the three month period ended March 31, 2008	143
Reserve utilized during the three month period ended March 31, 2008	(149)

Balance at March 31, 2008	$357

4. Segment information

The Company operates in one reportable segment as defined by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company designs, develops, markets and sells software products involving both client-side and server-side solutions. NetManage’s chief operating decision maker is its chief executive officer. The Company has operations worldwide, with sales offices located in the United States, Europe, Canada, and Israel. Revenues outside of North America (United States and Canada) as a percentage of total net revenues was approximately 38% for each of the three month periods ended March 31, 2008 and 2007, respectively.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months ended March 31,
	2008	2007
Net revenues:
North America operations	$5,504	$4,743
European operations	3,012	2,696
Latin America operations	290	73
Asian operations	83	172

Total net revenues	$8,889	$7,684

5. Commitments and contingencies:

Legal proceedings

The Company may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that may relate to acquisitions that have been completed or to companies that have been acquired. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these potential claims will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

On May 9, 2008, a purported stockholder class action lawsuit related to the Merger Agreement was filed in the Superior Court of Santa Clara County, California, Gottlieb Family Foundation v. NetManage, Inc., et al. (Case No. 108CV112353), naming us, Micro Focus, Merger Sub, and each of our directors as defendants. This lawsuit alleges, among other things, that our directors violated their fiduciary duties to our stockholders in approving the Merger. This lawsuit seeks class action status and injunctive and other equitable relief against completion of the Merger. In the event that the Merger is completed before the entry of the court’s final judgment, this lawsuit seeks to rescind the Merger or award recissory damages. Additionally, this lawsuit seeks an award of the costs of this action, including attorney’s fees and expenses. We believe that this lawsuit is without merit and intend to vigorously defend the action, however, the outcome of the lawsuit is inherently uncertain and we cannot be sure that we will prevail. The future impact of this claim, if any, on the results of operations, cash flows and financial position is not yet determinable.

Leases

Facilities and equipment are leased under non-cancelable operating leases expiring on various dates through the year 2011. The Company has a single capital equipment lease. As of March 31, 2008, future minimum rental and lease payments, primarily for facilities net of any sublease income, under non-cancelable operating and capital leases are as follows (in thousands):

	Amount of commitment expiration per period
	Total	Less Than 12 Months	12-36 Months	37-60 Months	More Than 60 Months
Capital lease	$17	$7	$10	$—	$—
Operating leases	4,422	1,987	1,983	452	—

Total	$4,439	$1,994	$1,993	$452	$—

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

6. Related party transactions:

On July 19, 2007, the Company entered into an independent contractor services agreement with Dr. Shelley Harrison, a director of the Company, pursuant to which Dr. Harrison will receive compensation in consideration for consultancy and advisory services to the Company. The terms of the agreement require the Company to pay Dr. Harrison a fixed fee of $150,000 per year, and a one time grant to Dr. Harrison of an option to purchase 100,000 shares under the 1999 Plan, at an exercise price of $4.33 per share (which represents the quoted market price of the stock at the date of grant). The option will vest on a monthly basis over a four-year term and expires ten years from the date of issuance. The fair value of the 100,000 options from the 1999 Plan was determined using the Black-Scholes option pricing model with the following assumptions: stock price $4.00-$6.00; no dividends; risk free interest rate of 2.67%-4.64%; volatility of 47%-56%; and a contractual life of ten years.

On March 11, 2008, NetManage and Dr. Shelley Harrison agreed that the Company will pay Dr. Shelley Harrison for consulting services through March 15, 2008, and that thereafter he shall serve NetManage as an unpaid consultant, reporting to NetManage Chief Executive Officer, Zvi Alon. Options that were granted under the independent contractor service agreement between the Company and Dr. Harrison shall continue to vest on a monthly basis over a four-year term and expires ten years from the date of issuance.

The fair value of the option is subject to change over the vesting period of the option based on changes in the underlying assumptions. For the quarter ended March 31, 2008, the Company recorded approximately $1,000 in share based compensation expense under this agreement and recorded total aggregate cash and non-cash compensation of approximately $32,250 included in General and Administrative expense in the Consolidated Statements of Operations.

7. Fair value measurements:

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents and short-term investments. The Company’s cash equivalents are generally classified within level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s short-term investments are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following table summarizes NetManage’s available-for-sale securities recorded as cash, cash equivalents and short-term investments as of March 31, 2008, which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	Level 1	Level 2	Level 3	Assets at fair value
Money market	$16,668	$—	$—	$16,668
Commercial paper	—	4,993	—	4,993
Government bonds	—	1,004	—	1,004
Time deposits	20	—	—	20

Total	$16,688	$5,997	$—	$22,685

The above table excludes approximately $7.2 million of cash held by us.

The Company’s Level 2 assets consist of short-term investments which are valued using quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. The following table provides a summary of changes in the fair value of the Company’s Level 2 financial assets as of March 31, 2008 (in thousands):

Short-term Investments
December 31, 2007	$10,223
Total unrealized loss included in other comprehensive loss	—
Transfers in Level 2	(4,226)

March 31, 2008	$5,997

8. Subsequent events:

On April 30, 2008, NetManage, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Micro Focus (US), Inc., a Delaware corporation and wholly-owned subsidiary of Micro Focus International plc (“Micro Focus”), and MF Merger Sub, a Delaware corporation and wholly-owned subsidiary of Micro Focus (“Merger Sub”), pursuant to which Merger Sub will be merged with and into NetManage (the “Merger”) with NetManage continuing as the surviving entity. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of NetManage’s common stock will be converted into the right to receive $7.20 cash and each outstanding option will be converted into the right to receive $7.20 cash less the exercise price of such option. On April 30, 2008, the Company’s Preferred Shares Rights Agreement was amended so that the Merger and any related transactions would not result in the grant of any rights to any person under this rights agreement or enable any of the rights under this rights agreement to be exercised, distributed or triggered.

The Board of Directors of NetManage unanimously approved the Merger and the Merger Agreement at a special meeting on April 30, 2008, and directed that the Merger Agreement be submitted to NetManage’s stockholders for adoption.

The proposed transaction is subject to approval of NetManage’s stockholders and other customary conditions to closing and a shareholders meeting is expected to be held during the second quarter of 2008. Either party will also have a right to terminate the Merger Agreement if the transaction is not closed on or prior to September 8, 2008.

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

We have a direct sales force of 21 quota-carrying sales people that generate the majority of our net revenues, two of which are exclusively selling through channels. Not all customers buy directly from us and many of our customers choose to place their orders through one of our channel partners because of pre-existing relationships they may have with them. We believe additional growth opportunities exist through indirect channels and further development of those channels is a priority for us. We also license our Librados adapters to independent software vendors (ISVs) for inclusion in their product or service offerings. We believe sales to ISVs will increase sales in the future but may fluctuate from quarter to quarter.

Developing and marketing innovative products is critical to our ongoing success. Time to market pressures also require us to regularly evaluate technology acquisitions that we believe will expand or enhance our existing product offering. We have acquired a number of companies since our inception and expect that we may make acquisitions in the future.

On April 30, 2008, NetManage, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Micro Focus (US), Inc., a Delaware corporation and wholly-owned subsidiary of Micro Focus International plc (“Micro Focus”), and MF Merger Sub, a Delaware corporation and wholly-owned subsidiary of Micro Focus (“Merger Sub”), pursuant to which Merger Sub will be merged with and into NetManage (the “Merger”) with NetManage continuing as the surviving entity. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of NetManage’s common stock will be converted into the right to receive $7.20 cash and each outstanding option will be converted into the right to receive $7.20 cash less the exercise price of such option. On April 30, 2008, the Company’s Preferred Shares Rights Agreement was amended so that the Merger and any related transactions would not result in the grant of any rights to any person under this rights agreement or enable any of the rights under this rights agreement to be exercised, distributed or triggered.

The Board of Directors of NetManage unanimously approved the Merger and the Merger Agreement at a special meeting on April 30, 2008, and directed that the Merger Agreement be submitted to NetManage’s stockholders for adoption.

The proposed transaction is subject to approval of NetManage’s stockholders and other customary conditions to closing and a shareholders meeting is expected to be held during the second quarter of 2008. Either party will also have a right to terminate the Merger Agreement if the transaction is not closed on or prior to September 8, 2008.

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

Our revenues have historically declined over the past five years. This decline has resulted, in part, from our un-successful efforts to migrate sufficient numbers of customers from our RUMBA products to our OnWeb and Librados products, which typically have lower price points. Prior year 2007 and the first quarter ended March 31, 2008 showed modest increases in revenue. This was due to the Company refocusing its selling efforts on its core products.

The number of end-user licenses sold with server products, such as OnWeb, is also lower than the number of end-user licenses represented by desktop products, such as RUMBA. While this transition had contributed to the decline in license and maintenance revenues from our RUMBA products at a faster rate than the growth rate of revenue from our OnWeb and Librados products, the refocus on our core products should stabilize our trends.

In March 2008, the Company implemented a restructuring of its operations designed to further align its business units with its core business functions, to relocate certain of its functional operations, and to reduce operating expenses. As part of the restructuring, the Company reduced its workforce in excess of 4% and recorded approximately $289,000 charge to operating expenses in the first quarter of 2008. The restructuring charge included expenses related to employee and other-related expenses for employee terminations.

Three months ended March 31, 2008 compared to March 31, 2007 (in thousands):

	Three months ended March 31,
	2008		2007	Change
Net revenues
License fees	$2,416		$1,770	$646	36%
Services	6,473		5,914	559	9%

Total net revenues	$8,889		$7,684	$1,205	16%
As a percentage of net revenues:
License fees	27.2%		23.0%
Services	72.8%		77.0%

Total net revenues	100.0%		100.0%
Gross margin - license fees	$2,258		$1,500	$758	51%
Gross margin – services	5,561		5,154	407	8%
Gross margin - amortization of developed technology	(81)		(81)	—	0%

Total gross margin	$7,738		$6,573	$1,165	18%
As a percentage of net revenues:
Gross margin - license fees	25.4%		19.5%
Gross margin – services	62.6%		67.1%
Gross margin - amortization of developed technology	-0.9%		-1.1%

Total gross margin	87.1%		85.5%
Research and development	$1,376		$1,738	$(362)	-21%
As a percentage of net revenues:	15.5%		22.6%
Sales and marketing	$3,926		$5,042	$(1,116)	-22%
As a percentage of net revenues:	44.2%		65.6%
General and administrative	$1,706		$1,466	$240	16%
As a percentage of net revenues:	19.2%		19.1%
Restructuring charge	$370		$2,196	$(1,826)	-83%
As a percentage of net revenues:	4.2%		28.6%
Amortization of intangibles	$15		$15	$—	0%
As a percentage of net revenues:	0.2%		0.2%
Interest income (expense) and other, net	$182		$302	$(120)	-40%
As a percentage of net revenues:	2.0%		3.9%
Foreign currency transaction gain (loss)	$(154)		$63	$(217)	-344%
As a percentage of net revenues:	-1.7%		0.8%
Provision for income taxes	$68		$37	$31	84%
As a percentage of net revenues:	0.8	%(2)	N/A (1)
Net income (loss)	$305		$(3,556)	$3,861	-109%
As a percentage of net revenues:	3.4%		-46.3%

(1)	The effective tax rate for the three month period ended March 31, 2007 was less than 1% due to the consolidated tax loss position.

(2)	The effective tax rate for the three month period ended March 31, 2008 was 1.69%.

Net revenues

Total net revenues increased 16% for the three months ended March 31, 2008 as compared to the same period in 2007. The increase in total net revenues resulted from an increase in license fees of $646,000, or 36%, and an increase in services revenues of $559,000, or 9%, as compared to the same period in 2007. License fees represented 27.2% of our total net revenues in the first quarter of 2008 compared to 23.0% of total net revenues in the first quarter of 2007. The increase in our license fees for the three months ended March 31, 2008 relative to the same period in 2007 was primarily the result of customers upgrading their Rumba products to current versions, such as Microsoft Vista.

We have operations worldwide, with sales offices located in the United States, Europe, China, Canada, and Israel. Revenues outside of North America as a percentage of total net revenues were approximately 38% for each of the three month periods ended March 31, 2008 and 2007.

No customer accounted for more than 10% of net revenues in either of the three month periods ended March 31, 2008 and 2007. Because we generally ship software products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and license fees in any quarter are substantially dependent on orders booked in that quarter.

Gross margin

Gross margin increased $1.2 million, or 18%, for the three month period ended March 31, 2008 as compared to the same period in 2007. The increase was primarily due to the increase in license fees and in part by the increase of in services revenues. Total gross margin as a percentage of net revenues increased to 87% for the three month period ended March 31, 2008 from 86% for the same period in 2007. The increase in gross margin, which was due to the increase in net revenues of $1.2 million, was in part offset by an increase in cost of service for the three month period ended March 31, 2008 as compared to the same period in 2007. These increases are comprised of retention, outside services, salaries, benefits, corporate allocation, corporate bonus and consulting.

Gross margin on license fees as a percentage of license fees was 93% and 85% for the three month periods ended March 31, 2008 and 2007, respectively. The change was primarily due to an increase in license fees of $0.6 million and a decrease in the cost of license fees of $0.1 million. Gross margin on services as a percentage of services revenues was 86% and 87% for the three month periods ended March 31, 2008 and 2007.

Research and development

Research and development, or R & D, expenses consist primarily of salaries and benefits, occupancy, travel expenses, and fees paid to outside consultants. R&D expenses decreased by $362,000, or 21% for the three month period ended March 31, 2008 from the comparative period in 2007. The decrease in expense resulted from lower salary and benefits due to a reduction in headcount in the first quarter of 2007 as a result of restructuring activities, lower consulting and lower corporate allocations offset by retention and corporate bonus.

Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs after technological feasibility is established, which we define as a working model and further define as a beta version of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Costs that do not qualify for capitalization are charged to R & D expense when incurred. We did not capitalize any software development costs in the three month periods ended March 31, 2008 or 2007.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales personnel, salaries and benefits of marketing personnel, travel, advertising and promotional expenses, and occupancy and related costs. Sales and marketing expenses decreased $1.1 million, or 22% for the three month period ended March 31, 2008 from the comparative period in 2007. The decrease in expense for the three months ended March 31, 2008 from the comparative period in 2007 is the result of decreases in salary and benefits due to reduction of employees in sales and marketing, corporate allocations, bad debt expense, advertising, sales meetings, travel and consulting. These decreases were in part offset by the increase in temporary labor, outside services, seminars, retention and corporate bonus.

General and administrative

General and administrative, or G & A, expenses consist primarily of salaries, benefits, accounting, travel, legal, and occupancy expenses. G & A expenses increased $240,000, or 16%, for the three month period ended March 31, 2008 from the comparative period in 2007. The increase in expense resulted from increased cost resulting from hiring of personnel in the financial department, legal costs associated with the contemplated Rocket merger, accounting and auditing expense increases, travel, share based compensation, retention and corporate bonus, offset by reductions in corporate allocation and consulting.

Restructuring charges

Restructuring charges consist of charges recorded for the restructuring events implemented in February 2007 and in March 2008 to align our core business functions, to relocate certain operations and to reduce operating expenses. Restructuring charges also include adjustments to the estimated cost of restructuring activities made in previous periods. The restructuring charges for the three month period ended March 31, 2008 includes a $289,000 charge for employee and other-related expenses for employee terminations related to the March 2008 restructuring and a restructuring benefit of $62,000 for the February 2007 restructuring. We also recorded a $143,000 adjustment related to the change in estimate for future sublease obligations primarily associated with our Birmingham, U.K. facility and to the effect of fluctuations in exchange rates on the underlying currencies in which those obligations are denominated. The restructuring charges for the three month period ended March 31, 2007 includes a $2.0 million charge for the February 2007 restructuring activity, composed of $1.0 million for facility costs and $1.0 million in personnel costs. For the three months ended March 31, 2008 we also recorded a $223,000 adjustment related to the change in estimate for future sublease obligations primarily associated with our Birmingham, U.K. facility and to the effect of fluctuations in exchange rates on the underlying currencies in which those obligations are denominated.

Amortization of other intangible assets

Amortization expense was $15,000 for each of the three month periods ended March 31, 2008 and 2007, respectively. Amortization expense for both periods includes only amortization of trade names. Amortization of this intangible is recorded on a straight-line basis over an estimated useful life of five years.

Interest income (expense) and other, net

Interest income (expense) and other, net was $182,000 and $302,000 for the three month periods ended March 31, 2008 and 2007, respectively. Our interest income decreased in the three month periods ended March 31, 2008 as compared to the same period in 2007 as a result of investing more in liquid funds as compared to investments in short term securities with higher average rates in prior year. We also recorded other income of $0 and $1,000, for the three month periods ended March 31, 2008 and 2007, respectively. The $1,000 recorded for the three month periods ended March 31, 2007 is for the recovery of abandoned property. The following table identifies the components of our interest income (expense) and other, net for the three month periods ended March 31, 2008 and 2007, respectively (in thousands):

	Three months ended March 31,
	2008	2007
Interest income (expense)
On cash and investments	$185	$314
Interest expense	(3)	(13)
Other income (expense)	—	1

Interest income (expense) and other, net	$182	$302

Foreign currency transaction gains (losses)

For the three month periods ended March 31, 2008, we recorded a transaction loss of $154,000 as compared to a transaction gain of $63,000 in the same period of 2007. Transaction gains and losses are attributable to fluctuations related primarily to the Israeli shekel (Shekel) in relation to the U.S. dollar (USD), the British pound (Pound) and the Euro. For the three month periods ended March 31, 2008 and 2007, the relationship of the Shekel to the USD, the Pound and the Euro was as follows:

	Three months ended March 31,
	2008	2007
USD % Change	-8.3%	-1.1%
Pound % Change	-8.4%	-0.8%
Euro % Change	-1.6%	0.4%

Provision for income taxes

For the three month periods ended March 31, 2008 and 2007, NetManage reported an income tax provision composed of the following:

	Three Months Ended March 31,
	2008	2007
U.S. state tax	$10	$14
International tax	58	25
Income tax refunds:
U.S. state	—	(2)

Total provision for income taxes	$68	$37

The provision for the three months ended March 31, 2008 and 2007 is primarily comprised of miscellaneous state income and taxes related to the earnings of our foreign subsidiaries offset by various refunds related to these jurisdictions. The income tax provision includes approximately $1,000 and $2,000 of interest expense and penalties for the quarters ended March 31, 2008 and March 31, 2007 respectively.

Disclosures about market risk

Disclosures about market risk can be found below, under Item 3—Quantitative and qualitative disclosures about market risk.

Liquidity and capital resources

	As of March 31, 2008	As of December 31, 2007
Cash and cash equivalents	$23,903	$15,141
Short-term investments	$6,017	$10,223
Working capital	$16,566	$15,831

	For the three months ended
	March 31, 2008	March 31, 2007
Net cash provided by operating activities	$3,973	$354
Net cash provided by (used in) investing activities	$4,212	$(1,089)
Net cash provided by financing activities	$145	$68

Our primary source of cash is receipts from customers. The primary uses of cash are payroll (salaries, commissions, other incentives, and benefits), general operating expenses (marketing, travel, office rent), cost of revenues and the purchase of investments, property, and equipment. Other sources of cash are proceeds from the exercise of employee stock options.

Net cash provided by operating activities increased by approximately $3.6 million from $0.4 million to $4.0 million in the three months ended March 31, 2008 as compared to the corresponding period in 2007. This increase is primarily a result of the $3.9 million change in net income from $3.6 million net loss for the quarter ended March 31, 2007 to $0.3 million net income for the quarter ended March 31, 2008. In addition net cash provided increased by approximately $0.9 million, the result of $5.6 million decrease in receivables in the quarter ended March 31, 2008 compared to a $4.7 million decrease in receivables in the quarter ended March 31, 2007. In addition net cash used decreased by approximately $0.3 million primarily a result of a change in deferred revenue from approximately $2.0 million in the quarter ended March 31, 2008 to a $2.3 million in deferred revenue in the quarter ended March 31, 2007. This $5.1 million increase is offset by a decrease of $0.7 million in long term liabilities from $0.6 million cash provided in the quarter ended March 31, 2007 to $0.1 million cash used in the quarter ended March 31, 2008. The Company also used approximately $0.2 million, the result of $0.1 million reduction in accrued liabilities and payroll in the quarter ended March 31, 2008 compared to a $0.1 million increase in the quarter ended March 31, 2007. In addition there was also an increase of net cash used of $0.2 million the result of $0.1 million reduction in prepaid and other current assets in the quarter ended March 31, 2008 compared to a $0.1 million increase in the quarter ended March 31, 2007. Cash used in operating also decreased approximately $0.2 million, the result of a reduction in loss on disposal from $0.2 million in the quarter ended March 31, 2007 to $2,000 in the quarter ended March 31, 2008. Other reductions of $0.2 million were due to the change in stock compensation expense, provision for doubtful accounts and returns and depreciation and amortization.

Net cash provided by investing activities increased by approximately $5.3 million from $1.1 million of net cash used to $4.2 million net cash provided million in the three months ended March 31, 2008 as compared to the corresponding period in 2007. In the three months ended March 31, 2008, the Company received proceeds from sales and maturities of investments of $4.2 million, net of purchases of investments as compared to the net investment in cash and interest bearing securities of $1.0 million, net of proceeds, made during the same period in 2007. In addition to the $5.3 million increase in cash provided by net investment activities, the company also had approximately $0.1 million due to less purchases of property and equipment in the three months ended March 31, 2008 as compared to the corresponding period in 2007. We expect to continue to invest in short-term and long-term investments and to purchase additional property and equipment to support our operations.

Net cash provided by financing activities is derived primarily from proceeds from the sale of common stock through employee stock option plans. Net cash provided by financing activities increased by $77,000 from $68,000, for the three months ended March 31, 2007, to $145,000 for the three months ended March 31, 2008 entirely from proceeds received from shares issued in connection with employee stock option plans.

At March 31, 2008, we had working capital of $16.6 million. We believe that our current cash balance and investments and future operating cash flows will be sufficient to meet our working capital needs, capital expenditure requirements, currently identified projects and planned objectives for at least the next 12 months.

If our credit rating was to change materially, it could impact our ability to enter into transactions with new and existing customers and subsequently have an impact on our cash position. We do not anticipate a material change in our credit rating or rating outlook.

Contractual obligations

A table of our contractual obligations as of March 31, 2008 is included in Note 5 to Condensed Consolidated Financial Statements-Commitments and contingencies.

Off-balance sheet arrangements

As of March 31, 2008, we did not engage in any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended. We do not have external debt financing. We do not issue or purchase derivative instruments or use our stock as a form of liquidity.

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

Revenue Recognition: We derive revenue primarily from two sources: (1) license fees, which includes software license and to a lesser extent, royalty revenue, and (2) support and services revenue, which includes software license maintenance and, to a lesser extent, consulting services. We license our software products both on a term basis and on a perpetual basis. Our term-based arrangements are primarily for a period of 12 months. We also license our software in both source code and object code format. We apply the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and related amendments and interpretations to all transactions involving the licensing of software products.

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

Allowance for doubtful accounts, sales returns and rebates: In establishing our allowance for doubtful accounts we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We apply significant judgment in connection with assessing whether or not our accounts receivable are collectible. Our accounts receivable balance was $5.0 million and $10.5 million, net of our allowance for doubtful accounts of $100,000 and $98,000 at March 31, 2008 and December 31, 2007, respectively. In establishing our sales return and rebate allowance, we must make estimates of potential future product returns related to current period product revenue, including analyzing historical returns, current economic trends, and changes in customer demand and acceptance of our products. Our reserves for returns were $4,000 and $8,000 at March 31, 2008 and December 31, 2007, respectively, and represented less than 0.1% of total net revenues for both the three month period ended March 31, 2008 and for the twelve month period ended December 31, 2007, respectively. Our rebate reserves are based on our estimates of potential future rebates related to current period product revenues and includes an analysis of historical rebate expenses. Our reserve for rebates was $0 at March 31, 2008 and December 31, 2007, respectively.

Restructuring reserves: We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, expense structure, or other factors such as the date we cease using a facility. We reassess our prior restructuring accruals on a quarterly basis to reflect changes in the costs of our restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs of such restructuring activities and are subject to change. Our aggregate restructuring reserves were $953,000 and $903,000 at March 31, 2008 and December 31, 2007, respectively. For further discussion see Note 3 to the Notes to Condensed Consolidated Financial Statements.

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

Recent accounting pronouncements

Please refer to Note 2 to our Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosures about market risk

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit our amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, liquidity risk, and territory risk.

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

The table below presents the carrying value, market value, and related weighted average interest rates for our cash and interest-bearing investment portfolio as of March 31, 2008. All investments mature, by policy, in two years or less. Currently, these investments all have contractual maturity periods of less than one year.

	Carrying Value	Market Value	Weighted Average Interest
	(in thousands, except for interest rates/yields)
Cash and Investment Securities:
Cash—fixed rate	$23,903	$23,903	1.32%
Cash equivalents	$—	$—	—
Commercial paper	$4,991	$4,993	2.68%
Government bonds	$1,004	$1,004	2.4%
Time deposits and other	$20	$20	*

*	Interest rate/yield is less than 1%

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

We currently do not enter into financial instruments for hedging or speculative purposes. There were no forward foreign exchange contracts used during the three month period ended March 31, 2008. We may institute a foreign currency hedging program in the future.

The following table presents the potential impact on cash flow of changes in exchange rates on foreign denominated assets and liabilities as noted (in thousands):

	Cash flow impact on change in exchange rates
	March 31, 2008	-15% Change	-10% Change	+10% Change	+15% Change
Accounts receivable (1) (2)	$2,890	$(507)	$(319)	$261	$375
Accounts payable (2)	(744)	131	83	(68)	(97)
Inter-company with U.S. (3)	(27,854)	4,914	3,094	(2,532)	(3,632)

(1)	Accounts receivable does not include allowances of $104,000.

(2)	The offset entry for this change in exchange rates would be to Accumulated other comprehensive loss in the Consolidated Balance Sheet.

(3)	This assumes the change in exchange rates applies only to the relationship between the U.S. dollar and the local currency as of March 31, 2008 and that there is no change in rates between the various non-U.S. dollar currencies. The offset entry for this change in exchange rates would be to Foreign currency transaction gain (loss) in the Consolidated Statements of Operations.

Item 4.	Controls and Procedures

Changes in Internal Controls Over Financial Reporting

In connection with the audits of our Financial Statements for the year ended December 31, 2007, our management concluded that as of December 31, 2007, we did not maintain effective controls over financial reporting due to a material weakness as described below.

Accounting principles generally accepted in the United States and the reporting requirements of the SEC are complex and require an appropriate level of expertise and experience within the accounting and finance function to facilitate accurate and timely financial reporting. Although we filled up the key positions of the chief financial officer and corporate controller in 2007, we still lacked the complement of personnel with an appropriate level of accounting knowledge and training to ensure that our financial information is adequately analyzed and reviewed on a timely basis to detect misstatements.

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

There were no other changes in our internal control over financial reporting identified in connection with the evaluation of our controls during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures as of March 31, 2008. As we have previously identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) which has not been remediated as of March 31, 2008, our management, including our principal executive officer and principal financial officer, have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were not effective as of March 31, 2008.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

On May 9, 2008, a purported stockholder class action lawsuit related to the Merger Agreement was filed in the Superior Court of Santa Clara County, California, Gottlieb Family Foundation v. NetManage, Inc., et al. (Case No. 108CV112353), naming us, Micro Focus, Merger Sub, and each of our directors as defendants. This lawsuit alleges, among other things, that our directors violated their fiduciary duties to our stockholders in approving the Merger. This lawsuit seeks class action status and injunctive and other equitable relief against completion of the Merger. In the event that the Merger is completed before the entry of the court’s final judgment, this lawsuit seeks to rescind the Merger or award recissory damages. Additionally, this lawsuit seeks an award of the costs of this action, including attorney’s fees and expenses. We believe that this lawsuit is without merit and intend to vigorously defend the action, including attorney’s fees and expenses. We believe that this lawsuit is without merit and intend to vigorously defend the action, however, the outcome of the lawsuit is inherently uncertain and we cannot be sure that we will prevail. The future impact of this claim, if any, on the results of operations, cash flows and financial position is not yet determinable.

Item 1A.	Risk Factors

The discussion of our results of operations and financial condition should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition to the risks identified in our 2007 10-K, we are also subject to the following additional risks:

Risks Related to Our Proposed Merger

On April 30, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Micro Focus (US), Inc., a Delaware corporation and wholly-owned subsidiary of Micro Focus International plc (“Micro Focus”), and MF Merger Sub, a Delaware corporation and wholly-owned subsidiary of Micro Focus (“Merger Sub”), pursuant to which Merger Sub will be merged with and into NetManage (the “Merger”) with NetManage continuing as the surviving entity. Our board of directors has approved the Merger and the Merger Agreement and resolved to recommend to our stockholders approval of the Merger and approval and adoption of the Merger Agreement at a special meeting of stockholders. A preliminary proxy statement in connection with this special meeting of stockholders was filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2008 and may be obtained by visiting the SEC’s website at www.sec.gov. The proxy statement contains important information about us, Micro Focus, Merger Sub, the Merger and other related matters, and the discussions below contain only limited information about the Merger. As a result, you are encouraged to read the proxy statement in its entirety for additional information about the Merger. In connection with the Merger, we are subject to certain risks including, but not limited to, those set forth below.

If we are unable to consummate the Merger, our business, financial condition, operating results and stock price could suffer.

The completion of the Merger is subject to the satisfaction of numerous closing conditions, including the approval of the Merger by our stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Merger Agreement. Further, a lawsuit has been filed seeking class action status and seeking to enjoin the Merger, and additional legal proceedings may be instituted against us seeking to prevent the Merger from being completed. As a result, no assurances can be given that the Merger will be consummated. If our stockholders choose not to approve the Merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the Merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the Merger Agreement, or any legal proceeding results in enjoining the Merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the Merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the Merger;

•	the decision to enter into the Merger may cause substantial harm to relationships with our employees and/or may divert employee attention away from day-to-day operations of our business;

•	an announcement that we have abandoned the Merger could trigger a decline in our stock price to the extent that the stock price reflects a market assumption that we will complete the Merger;

•	our inability to solicit competing acquisition proposals and the possibility that we could be required to pay a termination fee if the Merger Agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

Pending consummation of the Merger, existing or prospective customers, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the Merger is not consummated.

Because the Merger is subject to several closing conditions, including the approval of the Merger by our stockholders, uncertainty exists regarding the completion of the Merger. This uncertainty may cause existing or prospective customers, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with us, which could negatively affect our business and results of operations.

Item 6.	Exhibits

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 18, 2008, by and among Rocket Software, Inc., Eastern Software, Inc. and NetManage, Inc. (1)

2.2	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 8, 2008, by and among Rocket Software, Inc., Eastern Software, Inc. and NetManage, Inc. (2)

2.3	Notice of Termination of Agreement and Plan of Merger dated February 29, 2008. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K dated January 21, 2008 (File No. 000-22158).

(2)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K dated February 11, 2008 (File No. 000-22158).

(3)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 8-K dated February 29, 2008 (File No. 000-22158).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETMANAGE, INC. (Registrant)

DATE: May 15, 2008	By:	/s/ Omer Regev
Omer Regev
Chief Financial Officer and Vice President of Finance
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 18, 2008, by and among Rocket Software, Inc., Eastern Software, Inc. and NetManage, Inc. (1)

2.2	Amendment No. 2 to Agreement and Plan of Merger, dated as of February 8, 2008, by and among Rocket Software, Inc., Eastern Software, Inc. and NetManage, Inc.(2)

2.3	Notice of Termination of Agreement and Plan of Merger dated February 29, 2008.(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K dated January 21, 2008 (File No. 000-22158).

(2)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K dated February 11, 2008 (File No. 000-22158).

(3)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 8-K dated February 29, 2008 (File No. 000-22158).